Form 10-Q
period 1996-05-04
BUCKLE INC
filed 1996-06-14
CIK 885245

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended MAY 4, 1996

Commission File Number:  000-20132


                                THE BUCKLE, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)


                   Nebraska                        47-0366193
     -----------------------------------  --------------------------
          (State or other jurisdiction           (I.R.S. Employer
       of incorporation or organization)         Identification No.)


     2407 West 24th Street
     Kearney, Nebraska                                  68847
     ---------------------------------------      -----------------
     (Address of principal executive offices)         (Zip Code)


Registrant's telephone number,
including area code:                                (308) 236-8491
                                                  -----------------
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.         Yes   (  X  ).   No   (   ).

The number of shares issued of the Registrant's Common Stock, outstanding as of May 31, 1996 was 7,073,306 shares of Common Stock.

                                THE BUCKLE, INC.

                                   FORM 10-Q

                                     INDEX




                                                                    Pages
                                                                    -----
    Part 1.  Financial Information (unaudited)

                 Balance Sheets  -  May 4, 1996 and
                  February 3, 1996                                    3

                 Statements of Income  -  thirteen weeks ended
                  May 4, 1996 and April 29, 1995                      4

                 Statements of Cash Flows  -  thirteen weeks ended
                  May 4, 1996 and April 29, 1995                      5

                 Notes to financial statements                        6

                 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7


    Part 2.  Other Information                                        10


    Signatures                                                        12

                               THE BUCKLE, INC.
                                BALANCE SHEETS
                       (columnar amounts in thousands)
                                 (Unaudited)


                                                 May 4,       February 3,
ASSETS                                            1996            1996
- - ------                                        -----------    -----------
CURRENT ASSETS:                                 $  17,060      $  22,499
Cash and cash equivalents                           4,615          5,485
Short-term Investments
Accounts receivable, net of
  allowance of $219,889 and $240,373                1,293            976
Inventory                                          29,404         27,057
Prepaid expenses and other assets                   1,356          1,329
                                              -----------    -----------
          Total current assets                     53,728         57,346

PROPERTY AND EQUIPMENT:                            46,633         45,282
Less accumulated depreciation                      22,562         21,422
                                              -----------    -----------
                                                   24,071         23,860


OTHER ASSETS                                          483            477
                                              -----------    -----------
                                                $  78,282      $  81,683
                                              ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:

Accounts payable                                $   7,684      $   8,662
Accrued employee compensation                       3,401          6,682
Accrued store operating expenses                    1,308          1,197
Gift certificates redeemable                          777            921
Income taxes payable                                1,062          2,090
                                              -----------    -----------
          Total current liabilities                14,232         19,552

DEFERRED INCOME TAXES                                 502            502

STOCKHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares
  of $.05 par value; issued 7,022,937 and
  6,971,525 shares, respectively                      351            348
Additional paid-in capital                         24,856         24,241
Retained earnings                                  39,851         38,550
Treasury stock at cost (126,400 shares)            (1,510)        (1,510)
                                              -----------    -----------
Total stockholders' equity                         63,548         61,629
                                              -----------    -----------
                                                $  78,282      $  81,683
                                              ===========    ===========

                      See notes to financial statements.

                               THE BUCKLE, INC.
                             STATEMENTS OF INCOME
                (amounts in thousands, except per share data)
                                 (Unaudited)



                                                  Thirteen Weeks Ended
                                             ------------------------------
                                                May 4, 1996  April 29, 1995
                                             --------------  --------------

SALES, net of returns and allowances          $      39,917  $       30,852

COST OF SALES (including buying,
  distribution and occupancy costs)                  28,628          22,542
                                             --------------  --------------
     Gross profit                                    11,289           8,310

OPERATING EXPENSES:
Selling                                               8,074           6,438
General and administrative                            1,294           1,121
                                              -------------  --------------
                                                      9,368           7,559
                                              -------------  --------------


     Income from Operations                           1,921             751

OTHER INCOME (EXPENSE), net                             170             395
                                              -------------  --------------
Income before income taxes                            2,091           1,146

  Income tax expense                                    790             432
                                              -------------  --------------

NET INCOME                                    $       1,301  $          714
                                              =============  ==============

   Net income per share                       $        0.18  $         0.10
                                              =============  ==============

   Weighted average number
     of shares outstanding                    $       7,223  $        6,994
                                              =============  ==============


See notes to financial statements.

                               THE BUCKLE, INC.
                           STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                 (Unaudited)

                                                     Thirteen Weeks Ended
                                                 -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:              May 4, 1996    April 29, 1996
                                                 -------------    ---------------
  Net income                                       $    1,301       $      714
  Adjustments to reconcile net income to
   net cash used by operating activities:
     Depreciation                                       1,299            1,260
     Loss on disposal of assets                             3               35
  Changes in assets and liabilities:
     Accounts receivable                                 (317)            (713)
     Inventory                                         (2,347)          (3,519)
     Prepaid expenses and other assets                    (27)             (99)
     Accounts payable                                    (978)            (407)
     Accrued employee compensation                     (3,281)          (3,156)
     Accrued store operating expenses                     111              144
     Gift certificates redeemable                        (144)            (137)
     Income taxes payable                              (1,028)            (267)
                                                 -------------     ------------
  Net cash used by operating activities                (5,408)          (6,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (1,525)          (1,868)
  Increase in other assets                                  6               39
                                                 -------------     ------------
     Net cash used in investing
     activities                                        (1,519)          (1,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term investments                        870              153
  Stock options exercised                                 618               17
                                                 -------------     ------------
  Net cash provided (used) by financing
   activities                                           1,488              170
                                                 ------------      -----------
Net decrease in cash and cash
   equivalents                                         (5,439)          (7,804)
Cash and cash equivalents,
   Beginning of period                                 22,499           19,535
                                                 ------------      -----------
Cash and cash equivalents,
    End of period                                $     17,060       $   11,731
                                                  ===========     ============


See notes to financial statements.

                                THE BUCKLE, INC.

                         NOTES TO FINANCIAL STATEMENTS

              THIRTEEN WEEKS ENDED MAY 4, 1996 AND APRIL 29, 1995

                                  (Unaudited)


1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 3, 1996, included in The Buckle, Inc.'s 1995 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel for fashion conscious young men and women. The Company operated 171 stores located in 22 states throughout the central United States as of May 4, 1996, and 153 stores in 21 states as of April 29, 1995.

     During the first quarter of fiscal 1996, the Company opened seven new stores and substantially renovated three stores. During the first quarter of fiscal 1995, the Company opened six new stores and substantially renovated three stores.

3. Net Income Per Share - Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year as calculated under the treasury stock method.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen week periods ended May 4, 1996, and April 29, 1995:

                               THE BUCKLE, INC.
                            RESULTS OF OPERATIONS

                                Percentage of Net Sales     Percentage
                                May 4,       April 29,      increase
                                 1996          1995         (decrease)
                               -------------------------    ------------
Net Sales                       100.0%          100.0%          29.4%
Cost of sales (including
  buying, distribution
  and occupancy costs)           71.7%           73.1%          27.0%
                               -------------------------    ------------
Gross profit                     28.3%           26.9%          35.9%
Selling expenses                 20.2%           20.9%          25.4%
General and
  administrative expenses         3.2%            3.6%          15.5%
                               -------------------------    ------------
Income from operations            4.9%            2.4%         155.6%
Other income (expense)            0.4%            1.3%         (57.0%)
Income before provision        -------------------------    ------------
  for income taxes                5.3%            3.7%          82.4%
Provision for income taxes        2.0%            1.4%          82.8%
                               -------------------------    ------------
Net income                        3.3%            2.3%          82.2%
                               =========================   =============






Net sales increased from $30.9 million in the first quarter of fiscal 1995 to $39.9 million in the first quarter of fiscal 1996, a 29.4% increase. A full quarter of operations for the 17 stores opened during fiscal 1995, plus the sales for seven new stores opened during the first quarter of fiscal 1996, provided sales growth of 10.7% for this thirteen week period. Comparable store sales increased from the first quarter of fiscal 1995 to the first quarter of fiscal 1996 by $5.7 million or 18.7%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1995 first quarter. Average sales per square foot increased from $43.98 to $51.22.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $3.0 million in the first quarter of fiscal 1996 to $11.3 million, a 35.9% increase. As a percentage of net sales, gross profit increased from 26.9% in the first quarter of fiscal 1995 to 28.3% in the first quarter of fiscal 1996. This increase was attributable to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales. This increase was partially offset by an increase in cost of goods sold created by an increase in the percentage of redemptions from PRIMO cards. The PRIMO card is a frequent shopper incentive implemented in October, 1994.

Selling expenses increased from $6.4 million for the first quarter of fiscal 1995 to $8.1 million for the first quarter of fiscal 1996, a 25.4% increase. Selling expenses as a percentage of net sales decreased to 20.2% for the first quarter of fiscal 1996 compared to 20.9% for the first quarter of fiscal 1995. This decrease is primarily attributable to improvements in the sales salaries as a percentage of net sales the first quarter of 1996 compared to 1995.

General and administrative expenses increased from $1.1 million in the first quarter of fiscal 1995 to $1.3 million in the first quarter of fiscal 1996, a 15.5% increase. As a percentage of net sales, general and administrative expenses decreased to 3.2% for the first quarter of fiscal 1996 compared to 3.6% for the first quarter of fiscal 1995. Decreases in general and administrative expenses, as a percentage of net sales, resulted primarily from leverage of fixed costs based upon the strong comparable store sales during the first quarter of fiscal 1996.

As a result of the above changes, the Company's income from operations increased $1.2 million to $1.9 million for the first quarter of fiscal 1996 compared to $0.7 million for the first quarter of fiscal 1995, a 155.6% increase. Income from operations was 4.9% of net sales in the first quarter of fiscal 1996 compared to 2.4% in the first quarter of fiscal 1995.

For the quarter ended May 4, 1996, other income decreased 57.0%. This decrease is primarily due to the prior year accrual of state tax incentives receivable by the Company of approximately $240,000 recorded in the first quarter of 1995.

Income tax expense as a percentage of pre-tax income was 37.7% in the first quarter of fiscal 1995 compared to 37.8% in the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 1996 and 1995 the Company's cash flow used by operating activities was $5.4 and $6.1 million, respectively.

                               THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The decrease in cash for both thirteen week periods was principally due to payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. The Company is subject to several restrictive covenants, including a requirement to maintain $5.0 million in working capital. As of May 4, 1996, the Company had working capital of $39.5 million, including $17.1 million of cash and cash equivalents.

The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 1996 and 1995.

During the first quarter of fiscal 1996 and 1995 the Company invested $1.4 million and $1.5 million, respectively, in new store construction, store renovation and upgrading store technology. The Company also spent approximately $100,000 in the first quarter of fiscal 1996, to make improvements to the corporate headquarters. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During fiscal 1996, the Company anticipates completing approximately 12 additional store construction projects, including approximately ten new stores and approximately two stores to be remodeled and/or relocated. As of May 4, 1996, three additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1996 will be approximately $8.9 million before any landlord allowances, estimated to be $1.3 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1993, 1994, and 1995, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 4, 1996, and April 29, 1995.

                               THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION



      Item 1.  Legal Proceedings:                                    None

      Item 2.  Changes in Securities:                                None

      Item 3.  Defaults Upon Senior Securities:                      None

      Item 4.  Submission of Matters to a Vote of Security Holders:  None

               (a) None

               (b) None

               (c) None

               (d) None

     Item 5.  Other Information:                                     None

     Item 6   Exhibits and Reports on Form 8-K:

              (a) See Exhibit 11, statement regarding computation of earnings per share.

              (b) No reports on Form 8-K were filed by the Company during the quarter ended May 4, 1996.

                               THE BUCKLE, INC.

                      COMPUTATION OF EARNINGS PER SHARE

                                 (Unaudited)


                                             Thirteen Weeks Ended
                                        -----------------------------
                                        May 4, 1996    April 29, 1995
                                        -----------     -------------
FINANCIAL STATEMENT COMPUTATIONS:
  Net income                             $1,301,000      $ 714,299
                                         ==========      =========
NET INCOME PER SHARE:
  Shares used in this computation:
     Weighted average shares outstanding  6,896,537      6,841,775
     Dilutive effect of stock options       326,343        152,206
                                         ----------      ---------
     Common and common equivalent shares  7,222,880      6,993,981
                                         ==========      =========
  Net income per share                   $     0.18      $    0.10
                                         ==========      =========

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.



Dated: ______________, 1996                     ________________________________
                                                 DANIEL J. HIRSCHFELD, Chairman
                                                     and Chief Executive Officer



Dated: ______________, 1996                     ________________________________
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO