Form 10-Q
period 1996-08-03
BUCKLE INC
filed 1996-09-17
CIK 885245

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended AUGUST 3, 1996

   Commission File Number:  000-20132


                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)


            Nebraska                                          47-0366193
   -----------------------------------              ------------------------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)               Identification No.)

   2407 West 24th Street
   Kearney, Nebraska                                               68847
   ------------------------------------------                    ----------
   (Address of principal executive offices)                      (Zip Code)

   Registrant's telephone number,
   including area code:                                      (308) 236-8491


   -----------------------------------------------------------------------------

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

   The number of shares issued of the Registrant's Common Stock, outstanding as of August 31, 1996 was 7,085,006 shares of Common Stock.

                                THE BUCKLE, INC.

                                   FORM 10-Q

                                     INDEX




                                                                       Pages
                                                                       -----
    Part 1. Financial Information (unaudited)

               Balance Sheets  -  August 3, 1996 and
                 February 3, 1996                                        3

               Statements of Income  -  thirteen and twenty-six weeks
                 ended August 3, 1996 and July 29, 1995                  4

               Statements of Cash Flows  -  twenty-six weeks ended
                 August 3, 1996 and July 29, 1995                        5

               Notes to financial statements                             6

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      7


    Part 2. Other Information                                           11


    Signatures                                                          13

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                        (columnar amounts in thousands)
                                  (Unaudited)



ASSETS                                                August 3,      February 3,
CURRENT ASSETS:                                         1996             1996
Cash and cash equivalents                             $ 20,145        $ 22,499
Short-term Investments                                   6,925           5,485
Accounts receivable, net of
  allowance of $219,889 and $240,373                     2,124             976
Inventory                                               32,656          27,057
Prepaid expenses and other assets                        1,406           1,329
                                                      --------        --------
      Total current assets                              63,256          57,346

PROPERTY AND EQUIPMENT:                                 47,377          45,282
Less accumulated depreciation                           23,837          21,422
                                                      --------        --------
                                                        23,540          23,860

OTHER ASSETS                                               721             477
                                                      --------        --------
                                                      $ 87,517        $ 81,683
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Accounts payable                                      $ 13,888        $  8,662
Accrued employee compensation                            3,789           6,682
Accrued store operating expenses                         1,647           1,197
Gift certificates redeemable                               736             921
Income taxes payable                                       551           2,090
                                                      --------        --------
      Total current liabilities                         20,611          19,552

DEFERRED INCOME TAXES                                      502             502

STOCKHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares
 of $.05 par value; issued 7,077,756 and
 6,971,525 shares, respectively                            354             348
Additional paid-in capital                              25,686          24,241
Retained earnings                                       41,874          38,550
Treasury stock at cost (126,400 shares)                 (1,510)         (1,510)
                                                      --------        --------
      Total stockholders' equity                        66,404          61,629
                                                      --------        --------
                                                      $ 87,517        $ 81,683
                                                      ========        ========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)
                                  (Unaudited)


                                                 Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                 --------------------         ----------------------
                                               August 3,       July 29,      August 3,        July 29,
                                                 1996            1995          1996             1995
                                               ---------       --------      ---------        --------
SALES, net of returns and allowances           $ 43,330        $ 34,614      $ 83,247         $ 65,465

COST OF SALES (including buying,
 distribution and occupancy costs)               30,887          25,153        59,514           47,695
                                               --------        --------      --------         --------
   Gross profit                                  12,443           9,461        23,733           17,770

OPERATING EXPENSES:
Selling                                           8,101           6,541        16,175           12,978
General and administrative                        1,360           1,209         2,654            2,329
                                               --------        --------      --------         --------
                                                  9,461           7,750        18,829           15,307
                                               --------        --------      --------         --------
   Income from operations                         2,982           1,711         4,904            2,463

OTHER INCOME                                        248             207           418              602
                                               --------        --------      --------         --------
   Income before income taxes                     3,230           1,918         5,322            3,065

   Income tax expense                             1,208             723         1,998            1,155
                                               --------        --------      --------         --------

NET INCOME                                     $  2,022        $  1,195      $  3,324         $  1,910
                                               ========        ========      ========         ========

   Net income per share                        $   0.28        $   0.17      $   0.46         $   0.27
                                               ========        ========      ========         ========

   Weighted average number
     of shares outstanding                        7,291           7,018         7,257            7,006
                                               ========        ========      ========          =======

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)


                                                             Twenty-six Weeks Ended
                                                             ----------------------
                                                        August 3, 1996    July 29, 1995
                                                        --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   3,324        $  1,910
  Adjustments to reconcile net income to net cash
    flows from operating activities:
       Depreciation                                            2,627           2,599
       Loss on disposal of assets                                 16              42
  Changes in assets and liabilities:
     Accounts receivable                                      (1,148)         (1,064)
     Inventory                                                (5,599)         (7,914)
     Prepaid expenses and other assets                           (77)           (224)
     Accounts payable                                          5,226           2,586
     Accrued employee compensation                            (2,893)         (2,320)
     Accrued store operating expenses                            450             253
     Gift certificates redeemable                               (185)           (177)
     Income taxes payable                                     (1,539)           (626)
                                                           =========        ========
  Net cash provided by operating activities                      202          (4,935)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (2,323)         (3,579)
  Increase in other assets                                      (244)           (161)
                                                           =========        ========
    Net cash used in investing activities                     (2,567)         (3,740)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term investments                            (1,440)            787
  Stock options exercised                                      1,451              58
                                                           ---------        --------
     Net cash provided by financing activities                    11             845
                                                           =========        ========

Net decrease in cash and cash equivalents                     (2,354)         (7,830)

Cash and cash equivalents, Beginning of period                22,499          19,535
                                                           =========        ========
Cash and cash equivalents, End of period                   $  20,145        $ 11,705
                                                           =========        ========


See notes to financial statements.

                                THE BUCKLE, INC.

                         NOTES TO FINANCIAL STATEMENTS

      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 AND JULY 29, 1995

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel for fashion conscious young men and women. The Company operated 174 stores located in 22 states throughout the central United States as of August 3, 1996, and 158 stores in 21 states as of July 29, 1995.

     During the second quarter of fiscal 1996, the Company opened three new stores and substantially renovated two stores. During the second quarter of fiscal 1995, the Company opened five new stores and substantially renovated two stores.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended August 3, 1996, and July 29, 1995:

                                THE BUCKLE, INC.
                             RESULTS OF OPERATIONS


                             Percentage of Net Sales                        Percentage of Net Sales
                             -----------------------                        -----------------------
                              Thirteen weeks ended   Percentage            Twenty-six weeks ended   Percentage
                             August 3,    July 29,    increase               August 3,   July 29,    increase
                               1996         1995     (decrease)               1996         1995     (decrease)
                            -----------------------------------            ------------------------------------
Net Sales                     100.0%       100.0%      25.2%                 100.0%      100.0%       27.2%
Cost of sales (including
 buying, distribution and
 occupancy costs)              71.3%        72.7%      22.8%                  71.5%       72.9%       24.8%
                              ------------------------------                 ------------------------------
Gross profit                   28.7%        27.3%      31.5%                  28.5%       27.1%       33.6%
Selling expenses               18.7%        18.9%      23.9%                  19.4%       19.8%       24.6%
General and
 administrative expenses        3.1%         3.5%      12.5%                   3.2%        3.5%       14.0%
                              ------------------------------                 ------------------------------
Income from operations          6.9%         4.9%      74.2%                   5.9%        3.8%       99.1%
Other income (expense)           .6%          .6%      19.6%                    .5%         .9%      (30.6%)
                              ------------------------------                 ------------------------------
Income before provision
  for income taxes              7.5%         5.5%      68.3%                   6.4%        4.7%       73.6%
Provision for income taxes      2.8%         2.0%      67.0%                   2.4%        1.8%       72.9%
                              ------------------------------                 ------------------------------
Net Income                      4.7%         3.5%      69.1%                   4.0%        2.9%       74.0%
                              ==============================                 ==============================

Net sales increased from $34.6 million in the second quarter of fiscal 1995 to $43.3 million in the second quarter of fiscal 1996, a 25.2% increase. Comparable store sales increased from the second quarter of fiscal 1995 to the second quarter of fiscal 1996 by $3.4 million or 9.4%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1995 second quarter.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $65.5 million in the first six months of fiscal 1995 to $83.2 million for the first six months of fiscal 1996, a 27.2% increase. Comparable store sales for the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 29, 1995 increased $8.9 million or 13.6%. Sales growth of 13.6% for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 17 stores opened in 1995 and the opening of 10 new stores in the first twenty-six weeks of fiscal 1996. Average sales per square foot increased 14.3% from $91.56 to $104.62.

Gross profit after buying, occupancy, and distribution expenses increased $3.0 million in the second quarter of fiscal 1996 to $12.4 million, a 31.5% increase. As a percentage of net sales, gross profit increased from 27.3% in the second quarter of fiscal 1995 to 28.7% in the second quarter of fiscal 1996. Gross profit increased $6.0 million for the first twenty-six weeks of fiscal 1996 to $23.7 million, a 33.6% increase. As a percentage of net sales, gross profit in the first six months increased from 27.1% for fiscal 1995, to 28.5% for fiscal 1996. This increase was attributable to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales. This increase was partially offset by an increase in the percentage of redemptions from PRIMO cards compared to the prior year. The PRIMO card is a frequent shopper incentive program implemented in October, 1994.

Selling expenses increased from $6.5 million for the second quarter of fiscal 1995 to $8.1 million for the second quarter of fiscal 1996, a 23.9% increase. Selling expenses as a percentage of net sales decreased to 18.7% for the second quarter of fiscal 1996 compared to 18.9% for the second quarter of fiscal 1995. Year-to-date selling expense rose 24.6% from $13.0 million through the first half of fiscal 1995 to $16.2 million for the first half of fiscal 1996. As a percentage of net sales, selling expense decreased to 19.4% compared to 19.8% for the same period a year ago. This decrease is primarily attributable to improvements in the sales salaries as a percentage of net sales the second quarter of 1996 compared to 1995, partially offset by higher bonus accruals for incentives based upon net profits.

General and administrative expenses increased from $1.2 million in the second quarter of fiscal 1995 to $1.4 million in the second quarter of fiscal 1996, a 12.5% increase. As a percentage of net sales, general and administrative expenses decreased to 3.1% for the second quarter of fiscal 1996 compared to 3.5% for the second quarter of fiscal 1995. For the first half of fiscal 1996, general and administrative expense rose 14.0% from $2.3 million for the six months ended July 29, 1995, to $2.7 million for the six months ended August 3, 1996. As a percentage of net sales, general and administrative expense decreased to 3.2% for the first half of fiscal 1996 compared to 3.5% for the first half of fiscal 1995. Decreases in general and administrative expenses, as a percentage of net sales, resulted primarily from leverage of fixed costs based upon the strong comparable store sales during the second quarter of fiscal 1996.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the above changes, the Company's income from operations increased $1.3 million to $3.0 million for the second quarter of fiscal 1996 compared to $1.7 million for the second quarter of fiscal 1995, a 74.2% increase. Income from operations was 6.9% of net sales in the second quarter of fiscal 1996 compared to 4.9% in the second quarter of fiscal 1995. Income from operations, year-to-date through August 3, 1996, was $4.9 million, up $2.4 million from the prior year first half. Income from operations was 5.9% of net sales for the first six months of fiscal 1996 compared to 3.8% for the first six months of fiscal 1995.

For the quarter ended August 3, 1996, other income increased 19.6%. This increase is primarily due to additional interest income, as the levels of cash and short term investments is greater than in the second quarter of 1995. For the six months ended August 3, 1996, other income decreased 30.6%. The decrease was due to the prior year accrual of state tax incentives receivable by the company of approximately $240,000 recorded in the first quarter of 1995. The decrease was partially offset by an increase in interest income in the first half of fiscal 1996 compared to the first half of fiscal 1995.

Income tax expense as a percentage of pre-tax income was 37.5% in the first half of fiscal 1996 compared to 37.7% in the first half of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of 1995, the Company's cash flow used by operating activities was $4.9 million. During the first half of fiscal 1996, the company had positive cash flow from operating activities of $202,000.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating positive cash flow this year versus net usage of cash last year are increased net income and a greater portion of the build up of inventory being still in accounts payable as of the end of the second quarter compared to the prior year.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of

Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. The Company is subject to several restrictive covenants, including a requirement to maintain $5.0 million in working capital. As of August 3, 1996, the Company had working capital of $42.6 million, including $20.1 million of cash and cash equivalents.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 1996 and 1995.

During the first half of fiscal 1996 and 1995 the Company invested $2.2 million and $3.1 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $100,000 and $500,000 in the first half of fiscal 1996 and 1995, respectively, in capital expenditures for the corporate headquarters. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1996, the Company anticipates completing approximately eight additional store construction projects, including approximately seven new stores and approximately one store to be remodeled and/or relocated. As of August 3, 1996, four additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1996 will be approximately $6.9 million before any landlord allowances, estimated to be $1.3 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1993, 1994, and 1995, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended August 3, 1996, and July 29, 1995.

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



      Item 1.  Legal Proceedings:                                    None

      Item 2.  Changes in Securities:                                None

      Item 3.  Defaults Upon Senior Securities:                      None

      Item 4.  Submission of Matters to a Vote of Security Holders:  None

               (a) May 30, 1996, Annual Meeting

               (b)  Board of Directors:

                        Daniel J. Hirschfeld
                        Dennis H. Nelson
                        Karen B. Rhoads
                        William Fairfield
                        Robert E. Campbell
                        William D. Orr
                        Ralph M. Tysdal

                                                         Number of Shares*
                                                         ----------------
                                                     For     Against   Withheld
               (b)  1.  Election of Board of         ---     -------   --------
                        Directors:

                        Daniel J. Hirschfeld        6,716,290    0       4,395
                        Dennis H. Nelson            6,716,291    0       4,395
                        Karen B. Rhoads             6,716,291    0       4,395
                        William Fairfield           4,980,000    0       4,395
                        Robert E. Campbell          6,716,291    0       4,395
                        William D. Orr              6,714,072    0       4,395
                        Ralph M. Tysdal             6,715,781    0       4,395

                                                     For     Against    Abstain
                                                     ---     -------    -------

                    2.  Appoint Deloitte & Touche
                        LLP as independent
                        accountants                 6,720,686    0       4,395

                        *includes only shares represented in person or by proxy at the annual meeting

               (d) None


      Item 5.  Other Information:                                    None

      Item 6.  Exhibits and Reports on Form 8-K:

               (a) See Exhibit 11, statement regarding computation of earnings per share.

               (b) No reports on Form 8-K were filed by the Company during the quarter ended August 3, 1996.

                                THE BUCKLE, INC.
                       COMPUTATIONS OF EARNINGS PER SHARE

                                  (Unaudited)



                                                      Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                   ---------------------------         -------------------------
                                                    August 3,         July 29,          August 3,       July 29,
                                                     1996               1995              1996            1995
                                                   ----------         --------         ----------      ---------
FINANCIAL STATEMENT COMPUTATIONS:
Net Income                                          $ 2,022           $ 1,195           $ 3,324         $ 1,910
                                                    -------           -------           -------         -------
NET INCOME PER SHARE:
  Shares used in this computation:
    Weighted average shares outstanding               6,951             6,846             6,924           6,844
    Dilutive effect of stock options                    340               172               333             162
                                                    -------           -------           -------         -------

    Common and common equivalent shares               7,291             7,018             7,257           7,006
                                                    =======           =======           =======         =======

Net income per share                                $  0.28           $  0.17           $  0.46         $  0.27
                                                    =======           =======           =======         =======

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               THE BUCKLE, INC.


Dated: ______________, 1996                      ______________________________
                                                 DANIEL J. HIRSCHFELD, Chairman
                                                    and Chief Executive Officer



Dated: ______________, 1996                      _______________________________
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO