Form 10-Q/A
period 1996-08-03
BUCKLE INC
filed 1996-11-18
CIK 885245

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
                                                      ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
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



                                                               THE BUCKLE, INC.


Dated: November 18, 1996                         /s/ Daniel J. Hirschfeld
       ------------------                        ------------------------------
                                                 DANIEL J. HIRSCHFELD, Chairman
                                                    and Chief Executive Officer



Dated: November 18, 1996                         /s/ Karen B. Rhoads
       ------------------                        ------------------------------
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO