Form 10-Q
period 1996-11-02
BUCKLE INC
filed 1996-12-12
CIK 885245

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended NOVEMBER 2, 1996


Commission File Number:  000-20132
----------------------------------


                               THE BUCKLE, INC.
                               ----------------
            (Exact name of Registrant as specified in its charter)

           Nebraska                                             47-0366193
---------------------------------                          -------------------
  (State or other jurisdiction                               I.R.S. Employer
of incorporation or organization)                          Identification No.)


2407 West 24th Street
Kearney, Nebraska                                                       68847
----------------------------------------                             ---------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number,
including area code:                                             (308) 236-8491
                                                                 --------------

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

The number of shares issued of the Registrant's Common Stock, outstanding as of November 30, 1996 was 6,981,206 shares of Common Stock.

                               THE BUCKLE, INC.

                                  FORM 10-Q

                                    INDEX

                                                               Pages
                                                               -----
Part 1. Financial Information (unaudited)

        Item 1. Financial Statements

                Balance Sheets - November 2, 1996 and
                    February 3, 1996                            3

                Statements of Income - thirteen and thirty-
                    nine weeks ended November 2, 1996
                    and October 28, 1995                        4

                Statements of Cash Flows - thirty-nine weeks
                    ended November 2, 1996 and October 28,
                    1995                                        5

                Notes to financial statements                   6

        Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                    7

Part 2. Other Information                                      11

Signatures                                                     13

                        ITEM 1 - FINANCIAL STATEMENTS


                               THE BUCKLE, INC.
                                BALANCE SHEETS
                       (columnar amounts in thousands)
                                 (Unaudited)




                                                           November 2,      February 3,
ASSETS                                                        1996             1996
------                                                    ------------      -----------
CURRENT ASSETS:

Cash and cash equivalents                                   $31,051            $22,499
Short-term investments                                        5,930              5,485
Accounts receivable, net of
 allowance of $274,457 and
 $240,373                                                     1,971                976
Inventory                                                    31,898             27,057
Preparid expenses and other assets                            1,334              1,329
                                                            -------            -------
   Total current assets                                      72,184             57,346

PROPERTY AND EQUIPMENT:                                      48,667             45,282
Less accumulated depreciation                                25,144             21,422
                                                            -------            -------
                                                             23,523             23,860

OTHER ASSETS                                                    721                477
                                                            -------            -------
                                                            $96,428            $81,683
                                                            =======            =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                            $11,722            $ 8,662
Accrued employee compensation                                 7,758              6,682
Accrued store operating expenses                              1,814              1,197
Gift certificates redeemable                                    741                921
Income taxes payable                                          2,111              2,090
                                                            -------            -------
   Total current liabilities                                 24,146             19,552


DEFERRED INCOME TAXES                                           502                502

STOCKHOLDERS' EQUITY
Common stock, authorized 20,000,000
 shares of $.05 par value; issued
6,980,056 and 6,845,125 shares,
 respectively                                                   349                342
Additional paid-in capital                                   24,750             22,737
Retained earnings                                            46,681             38,550
                                                            -------            -------
   Total stockholders' equity                                71,780             61,629
                                                            -------            -------
                                                            $96,428            $81,683
                                                            =======            =======


See notes to financial statements.

                               THE BUCKLE, INC.
                             STATEMENTS OF INCOME
                (amounts in thousands, except per share data)
                                 (Unaudited)

                                          Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                       ---------------------------        ----------------------------
                                       November 2,     October 28,        November 2,      October 28,
                                           1996            1995             1996              1995
                                       -----------     -----------        -----------      -----------
SALES, net of returns and allowances     $61,073          $50,298          $144,321         $115,763

COST OF SALES (including buying,
 distribution and occupancy costs)        40,206           33,945            99,712           81,641
                                         -------          -------          --------         --------

   Gross profit                           20,867           16,353            44,609           34,122

OPERATING EXPENSES:
Selling                                   11,503            9,401            27,687           22,379
General and administrative                 1,832            1,380             4,486            3,709
                                         -------          -------          --------         --------

                                          13,335           10,781            32,173           26,088
                                         -------          -------          --------         --------

   Income from operations                  7,532            5,572            12,436            8,034

OTHER INCOME                                 261              126               678              729
                                         -------          -------          --------         --------
   Income before income taxes              7,793            5,698            13,114            8,763

   Income tax expense                      2,986            2,145             4,983            3,309
                                         -------          -------          --------         --------

NET INCOME                               $ 4,807          $ 3,544          $  8,131         $  5,454
                                         =======          =======          ========         ========

   Net income per share                  $  0.65          $  0.50          $   1.12         $   0.78
                                         =======          =======          ========         ========
   Weighted average number
    of shares outstanding                  7,357            7,030             7,291            7,014
                                         =======          =======          ========         ========

See notes to financial statements.

                              THE BUCKLE, INC.
                           STATEMENTS OF CASH FLOWS
                           (amounts in thousands)
                                 (unaudited)


                                                      Thirty-nine Weeks Ended
                                                      -----------------------
                                                November 2, 1996    October 28, 1995
                                                ----------------    ----------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                  $   8,131            $   5,454
       Adjustments to reconcile net income
        to net cash flows from operating
        activities:
        Depreciation                                   3,948                3,967
        Loss on disposal of assets                        18                   44
       Changes in assets and liabilities:
        Accounts receivable                             (995)              (1,258)
        Inventory                                     (4,841)             (10,931)
        Prepaid expenses and other assets                 (5)                (200)
        Accounts payable                               3,060                5,584
        Accrued employee compensation                  1,076               (1,052)
        Accrued store operating expenses                 617                  464
        Gift certificates redeemable                    (180)                (188)
        Income taxes payable                              21                  487
                                                   ---------            ---------
       Net cash provided by operating activities      10,850                2,371
     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property and equipment             (3,629)              (4,527)
       Purchase of treasury stock                        ---                 (101)
       Increase in other assets                         (244)                (175)
                                                   ---------            ---------
        Net cash used in investing activities         (3,873)              (4,803)
     CASH FLOWS FROM FINANCING ACTIVITIES:
       Change in short-term investments                 (445)                 545
       Stock options exercised                         2,020                   78
                                                   ---------            ---------
        Net cash provided by financing activities      1,575                  623
                                                   ---------            ---------
     Net increase (decrease) in cash and cash
     equivalents                                       8,552               (1,809)

     Cash and cash equivalents, Beginning of
     period                                           22,499               19,535
                                                   ---------            ---------
     Cash and cash equivalents,End of period       $  31,051            $  17,726
                                                   =========            =========


See notes to financial statements.

                               THE BUCKLE, INC.


                        NOTES TO FINANCIAL STATEMENTS

                     THIRTEEN AND THIRTY-NINE WEEKS ENDED
                    NOVEMBER 2, 1996 AND OCTOBER 28, 1995

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel for fashion conscious young men and women. The Company operated 178 stores located in 22 states throughout the central United States as of November 2, 1996, and 162 stores in 21 states as of October 28, 1995.

     During the third quarter of fiscal 1996, the Company opened four new stores. During the third quarter of fiscal 1995, the Company opened four new stores and substantially renovated one store.

3. Net Income Per Share - Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year as calculated under the treasury stock method.

                               THE BUCKLE, INC.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

    RESULTS OF OPERATIONS

    The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended November 2, 1996, and October 28, 1995.

                               THE BUCKLE, INC.
                             RESULTS OF OPERATIONS

                                     Percentage of Net Sales                        Percentage of Net Sales
                                     -----------------------                        -----------------------
                                Thirteen weeks ended          Percentage       Thirty-nine weeks ended       Percentage
                              November 2,     October 28,     increase       November 2,     October 28,     increase
                                 1996            1995         (decrease)        1996            1995         (decrease)
                             --------------------------------------------   --------------------------------------------
Net Sales                       100.0%          100.0%           21.4%          100.0%          100.0%          24.7%
Cost of sales (including
 buying, distribution, and
 occupancy costs)                65.8%           67.5%           18.4%           69.1%           70.5%          22.1%
                             --------------------------------------------   --------------------------------------------
Gross profit                     34.2%           32.5%           27.6%           30.9%           29.5%          30.7%
Selling expenses                 18.8%           18.7%           22.4%           19.2%           19.3%          23.7%
General and
 administrative expenses          3.0%            2.7%           32.7%            3.1%            3.2%          20.9%
                             --------------------------------------------   --------------------------------------------
Income from operations           12.4%           11.1%           35.2%            8.6%            7.0%          54.8%
Other income (expense)             .4%             .2%          106.2%             .5%             .6%          (6.9%)
                             --------------------------------------------   --------------------------------------------
Income before provision
 for income taxes                12.8%           11.3%           36.8%            9.1%            7.6%          49.7%
Provision for income taxes        4.9%            4.3%           38.6%            3.5%            2.9%          50.6%
                             --------------------------------------------   --------------------------------------------
Net income                        7.9%            7.0%           35.6%            5.6%            4.7%          49.1%
                             ============================================   ============================================

    Net sales increased from $50.3 million in the third quarter of fiscal 1995 to $61.1 million in the third quarter of fiscal 1996, a 21.4% increase. Comparable store sales for the same period of time increased $7.0 million or 14.4%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1995 third quarter.

                                THE BUCKLE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $115.8 million in the first nine months of fiscal 1995 to $144.3 million for the first nine months of fiscal 1996, a 24.7% increase. Comparable store sales for the thirty-nine weeks ended November 2, 1996 compared to the thirty-nine weeks ended October 28, 1995 increased $15.2 million or 13.7%. Sales growth of 11.0% for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 17 stores opened in 1995 and the opening of 14 new stores in the first thirty-nine weeks of fiscal 1996. The comparable store sales increase also resulted partially from an increase in the average price per piece of merchandise sold in fiscal 1996 compared with fiscal 1995. Average sales per square foot increased 11.5% from $160 to $179.

Gross profit after buying, occupancy, and distribution expenses increased $4.5 million in the third quarter of fiscal 1996 to $20.9 million, a 27.6% increase. As a percentage of net sales, gross profit increased from 32.5% in the third quarter of fiscal 1995 to 34.2% in the third quarter of fiscal 1996. Gross profit increased $10.5 million for the first thirty-nine weeks of fiscal 1996 to $44.6 million, a 30.7% increase. As a percentage of net sales, gross profit in the first nine months increased from 29.5% for fiscal 1995, to 30.9% for fiscal 1996. This increase was attributable to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales, as well as, improvement in the actual merchandise margin for fiscal 1996 compared to fiscal 1995. These increases were partially offset by an increase in the percentage of redemptions from PRIMO cards compared to the prior year. The PRIMO card is a frequent shopper incentive program implemented in October, 1994.

Selling expenses increased from $9.4 million for the third quarter of fiscal 1995 to $11.5 million for the third quarter of fiscal 1996, a 22.4% increase. Selling expenses as a percentage of net sales increased to 18.8% for the third quarter of fiscal 1996 compared to 18.7% for the third quarter of fiscal 1995. Year-to-date selling expense rose 23.7% from $22.4 million through the first nine months of fiscal 1995 to $27.7 million for the first nine months of fiscal 1996. As a percentage of net sales, selling expense decreased to 19.2% compared to 19.3% for the same period a year ago. The quarterly and year-to-date changes were primarily attributable to improvements in the sales salaries as a percentage of net sales for both periods of time during fiscal 1996 compared to fiscal 1995. These improvements were more than offset in the third quarter and partially offset for the nine month period due to higher bonus accruals for incentives based upon net profits and accruals for performance based stock options.

General and administrative expenses increased from $1.4 million in the third quarter of fiscal 1995 to $1.8 million in the third quarter of fiscal 1996, a 32.7% increase. As a percentage of net sales, general and administrative expenses increased to 3.0% for the third quarter of fiscal 1996 compared to 2.7% for the third quarter of fiscal 1995. For the first three quarters of fiscal 1996, general and administrative expense rose 20.9% from $3.7 million for the three quarters ended October 28, 1995, to $4.5 million for the three quarters ended November 2, 1996. As a percentage of net sales, general and administrative expense decreased to 3.1% for the first nine months of fiscal 1996 compared to 3.2% for the first nine months of fiscal 1995. The increase in general and administrative expenses for the third quarter of fiscal 1996 was primarily due to higher bonus accruals for incentives based upon net profits and accruals for performance based stock options. Decreases in general and administrative

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expenses for the nine months ended November 2, 1996, as a percentage of net sales, resulted primarily from leverage of fixed costs based upon the strong comparable store sales during the third quarter of fiscal 1996, partially offset by the accruals as mentioned previously.

As a result of the above changes, the Company's income from operations increased over $1.9 million to $7.5 million for the third quarter of fiscal 1996 compared to $5.6 million for the third quarter of fiscal 1995, a 35.2% increase. Income from operations was 12.4% of net sales in the third quarter of fiscal 1996 compared to 11.1% in the third quarter of fiscal 1995. Income from operations, year-to-date through November 2, 1996, was $12.4 million, up $4.4 million from the prior year first nine months. Income from operations was 8.6% of net sales for the first three quarters of fiscal 1996 compared to 7.0% for the first three quarters of fiscal 1995.

For the quarter ended November 2, 1996, other income increased 106.2%. This increase is primarily due to additional interest income, as the levels of cash and short term investments were greater than in the third quarter of 1995. For the nine months ended November 2, 1996, other income decreased 6.9%. The decrease was due to the prior year's accrual of state tax incentives receivable by the company of approximately $240,000 recorded in the first quarter of fiscal 1995. The decrease was partially offset by an increase in interest income in the first nine months of fiscal 1996 compared to the first nine months of fiscal 1995.

Income tax expense as a percentage of pre-tax income was 38.0% in the first thirty-nine weeks of fiscal 1996 compared to 37.8% in the first thirty-nine weeks of fiscal 1995. This increase was due primarily to having more dollars of taxable income at the marginal tax rate of 35% than for the first nine months of fiscal 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 1996 and 1995, the Company's cash flow provided by operating activities was $10.9 and $2.4 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at the prior fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating a greater positive cash flow this year versus last year are increased net income and a smaller increase in inventory from the beginning of the fiscal year to the end of the third quarter during fiscal 1996 compared to fiscal 1995.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. The Company is subject to several restrictive covenants, including a requirement to maintain $5.0 million in working

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

capital. As of November 2, 1996, the Company had working capital of $48.0 million, including $31.1 million of cash and cash equivalents.

The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no significant bank borrowings during the first nine months of fiscal 1996 and 1995.

During the first three quarters of fiscal 1996 and 1995 the Company invested $3.5 million and $3.8 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $150,000 and $700,000 in the first nine months of fiscal 1996 and 1995, respectively, in capital expenditures for the corporate headquarters. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

All fiscal 1996 store construction was complete as of November 15,1996. During the remainder of fiscal 1996, the Company anticipates beginning construction on two new stores to be opened early in fiscal 1997. As of November 2, 1996, two additional lease contracts had been signed, and additional leases were in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1996 will be approximately $6.0 million before any landlord allowances, estimated to be $1.4 million.

SEASONALITY AND INFLATION
-------------------------

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1993,1994, and 1995, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and thirty-nine week periods ended November 2, 1996, and October 28, 1995.

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

           (b) No reports on Form 8-K were filed by the Company during the quarter ended November 2, 1996.

                                THE BUCKLE, INC.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                THE BUCKLE, INC.


Dated:                 , 1996
      -----------------                       ----------------------------------
                                                  DANIEL J. HIRSCHFELD, Chairman
                                                     and Chief Executive Officer

Dated:                 , 1996
      -----------------                       ----------------------------------
                                                KAREN B. RHOADS, Vice President
                                                              of Finance and CFO