Form 10-K
period 1997-02-01
BUCKLE INC
filed 1997-05-01
CIK 885245

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 1, 1997

                      Commission File Number:  000-20132

                               THE BUCKLE, INC.
            (Exact name of Registrant as specified in its charter)


             Nebraska                                      47-0366193
       (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)

2407 West 24th Street, Kearney, Nebraska               68847                           (308) 236-8491
(Address of principal executive offices)            (Zip Code)                (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                                                                              Name of each Exchange
                 Title of each Class                                           on which registered
                      None                                                             None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.05 par value
                               (Title of Class)

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

Indicate if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value (based on the closing price on the NASDAQ) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $60,949,530.00 on April 14, 1997. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 2,138,580 shares.

The number of shares outstanding of the Registrant's Common Stock, as of April 14, 1997 was 6,983,581 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's 1997 Annual Meeting of Shareholders to be held June 2, 1997 are incorporated by reference in Part III.

                               THE BUCKLE, INC.

                                  FORM 10-K
                               FEBRUARY 1, 1997

                              TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
                                    PART I


      Item 1.  Business                                                3

      Item 2.  Properties                                              10

      Item 3.  Legal Proceedings                                       11

      Item 4.  Submission of Matters to a Vote of Security Holders     11


                                   Part II

      Item 5.  Market for Registrant's Common Equity and Related       11
                       Shareholder Matters

      Item 6.  Selected Financial Data                                 11

      Item 7.  Management's Discussion and Analysis of Financial       12
                       Condition and Results of Operations

      Item 8.  Financial Statements and Supplementary Data             12

      Item 9.  Changes In and Disagreements With Accountants on        12
                       Accounting and Financial Disclosure


                                   PART III

      Item 10.  Directors and Executive Officers of the Registrant     12

      Item 11.  Executive Compensation                                 12

      Item 12.  Security Ownership of Certain Beneficial Owners and    12
                       Management

      Item 13.  Certain Relationships and Related Transactions         12


                                   PART IV

      Item 14.  Exhibits, Financial Statements, Schedules and Reports  13
                       on Form 8-K

                                    PART I

ITEM 1 - BUSINESS

        The Buckle, Inc. (the "Company") is a retailer of medium to better priced casual apparel for fashion conscious young men and women. As of February 1, 1997, the Company operated 181 retail stores in 22 states throughout the central United States under the names "Brass Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel, including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and shoes. The Company emphasizes personalized attention to its customers and provides individual customer services such as free alterations, free gift wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

        Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was
purchased.   In the early 1970s, the store image changed to that of a jeans
store, with a wide selection of denims and shirts.   The first branch store was
opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 38 stores at the start of 1987 to 181 stores by the close of 1996. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 1996 refer to the 52-week period ended February 1, 1997. Fiscal 1995 and fiscal 1994 refer to the 53 and 52-week periods ended February 3, 1996 and January 28, 1995, respectively.

        The company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68847. The Company's telephone number is (308) 236-8491.

Marketing and Merchandising

        The Company's marketing and merchandising strategy is to offer customers a wide selection of key brand name merchandise while also providing a broad range of services designed to create customer loyalty. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24 year old. The merchandise mix includes denims, casual bottoms, tops, sweaters, dresses, outerwear, accessories, and shoes. Denim is a significant contributor to total sales (over 31% of fiscal 1996 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also a significant contributor to the total sales (over 34% of fiscal 1996 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

        The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.


                                                                                             Percentage of Net Sales
                                                                                              ----------------------
Merchandise                                                                            Fiscal        Fiscal        Fiscal
Group                                                                                   1996          1995          1994
-----                                                                                   ----          ----          ----
Denims . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31.6%         32.6%         31.7%
Slacks/Casual Bottoms. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3.4          1.7           1.7
Tops (including sweaters)  . . . . . . . . . . . . . . . . . . . . . . . . . . .        34.6         37.3          39.9
Sportswear/Fashion Clothes (including dresses) . . . . . . . . . . . . . . . . .        10.6         14.8          16.6
Outerwear  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2.4          2.1           2.1
Accessories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4.7          4.9           3.5
Shoes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12.6          6.0           3.0
Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          .1           .6           1.5
                                                                                       -----         ----          ----
                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .       100.0%       100.0%        100.0%
                                                                                       ======       ======        ======


        Brand name merchandise constitutes over 80% of the Company's sales volume. The balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style compared to the merchandise sold in other stores. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Dr. Martens, Mossimo, Calvin Klein, Levi's, Silver, and Tommy Jeans. The Company believes brand name merchandise will continue to constitute the substantial majority of sales, although the percentage of private label merchandise sold has increased over the past several years.

        Management believes the Company provides a unique store setting by maintaining a high level of customer service, and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and to provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by showing merchandise as coordinating outfits. The Company also offers specialized services such as free alterations, free gift wrapping, layaways, a special order system which allows stores to obtain specifically requested merchandise from other Company stores, a frequent shopper card, and The Buckle private label credit card. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise which is then held by the store until the balance is paid. For the past three fiscal years an average of approximately 7% of net sales have been made on a layaway basis.

        Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store so that individual store inventories can be tailored
to reflect differences in customer buying patterns at various locations.   In
addition, to assure a continually fresh, new look in its stores, the Company ships new merchandise daily to most stores, including varying styles and colors that differ from prior merchandise. The Company also has a transfer program which shifts specific merchandise to locations where it is selling better.
This distribution and transfer system helps to maintain customer satisfaction by providing in stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes that the reduced markdowns justify the incremental costs of distribution associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

        In 1990, the store layout and decor were completely redesigned to provide an appealing and contemporary appearance. At that time, the Company began operating all new and fully remodeled stores with this design. The design presents a contemporary atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop, creating a stronger visual presentation for the customer. Special care is taken to provide an environment comfortable for all customers. The interior is well lighted to provide true, bright color rendition of the merchandise, and many fixtures are movable to allow for highlighting specific garments within the display walls. Finish materials are selected to provide a high quality look and easy maintenance. All stores opened and fully remodeled since June 1990 (176 stores as of March 10, 1997) have the new format and do business as "The Buckle."

        In 1996, the Company contracted with a national design firm to again review the store design and assist in development of an updated unique look. The first store with the new design was opened February 26, 1997 in The Wolfchase Galleria in Memphis, TN. The Company plans to use this design for all new stores and will update existing stores only if there is a normally scheduled remodel.

ADVERTISING AND PROMOTION

        In fiscal 1996, The Company spent $2.8 million (net co-op reimbursements) or 1.34% of net sales on advertising and in-store point of sale
materials.   In the past, radio and direct mail have been the primary sources of advertising for The Company. In 1996 and moving forward, there will be less emphasis on direct mail coupons and more focus on in-store visual enhancements, special events and image advertising. On-screen theatre advertising is being added to the media mix in select markets as an image builder for The Company. Radio advertising will continue to be a media source used to support special events in approximately 80% of The Company's markets.

        In 1996, The Company published a corporate web site at www.buckle.com. The Internet provides an information source for investors, customers and employees. The Company will continue offering the frequent shopper program (The Buckle Primo Card), a program designed to build customer loyalty. In-store seasonal sign kits and promotional signage is used to enhance merchandising presentations, the stores' image and special events at point of sale.

STORE OPERATIONS

The Company has two Vice Presidents of Sales, two regional managers, eight district managers, and 34 area managers. All district and area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

     The Company places great importance on recruiting and training quality personnel. The Company recruits interns and management trainees on college campuses and focuses on building its management organization from within. Sales training of new employees is performed at the store level by store managers. Salespeople displaying particular talent generally are assigned to stores operated by district managers for training as a store manager. A majority of the Company's store managers and most of its middle and upper level management are former salespeople, including the President of the Company, Dennis Nelson, and its Chairman, Dan Hirschfeld.

     Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the sales performance of stores in their district/area.

     The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor, as well as the installation of electronic article surveillance systems in more than 85% of the Company's stores. As a result, the Company achieved a shrinkage rate of 0.7% of net sales for fiscal 1996, 0.6% for fiscal 1995 and 0.5% for fiscal 1994.

     The average store is approximately 4,600 square feet (of which the Company estimates an average of approximately 85% is selling space), and stores range in size from 2,450 square feet to 7,300 square feet.

PURCHASING AND DISTRIBUTION

     The Company has a very experienced buying team. The buying team, which includes the President, Vice President of Men's Merchandising, in addition to the men's and women's merchandisers, has 5 members who have between 13 and 27 years with the company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

     The Company purchases products from manufacturers within the United States and from some foreign manufacturers. The Company's merchandising team monitors U.S. fashion centers (in New York and on the West Coast) and shops high fashion stores to adapt new ideas to The Buckle. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer or supplier. The Company does have an exclusive agreement with an agent in Hong Kong for the manufacture of The Buckle, Inc.'s private label merchandise. This agreement was entered into as of November 28, 1994, for orders placed subsequent to this date. Management believes that as the Company has grown it has been able to obtain better purchasing terms.

     In fiscal 1996, Lucky Brand Dungarees and AirWair USA (Dr. Martens) made up 16.9% and 13.3%, respectively, of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Current significant vendors include Lucky Brand Dungarees, Dr. Martens, Mossimo, Calvin Klein, Levi's, Silver, and Tommy Jeans. The Company continually strives to offer brands that are currently popular with its customers, and therefore the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

     The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer interest. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, NE. Merchandise is received daily in Kearney, tagged with bar coded tickets, sorted, and packaged for distribution to individual stores via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one business day of receipt. This system allows stores to receive new merchandise almost every day, providing customers with a good reason to shop often and helping create excitement within each store. During fiscal 1995, the Company began to direct-ship to its Buckle stores merchandise from Levi Strauss and Company.

     Management believes its distribution system can service up to 220 stores in the current facilities. The Company is currently working on plans for expansion of its current corporate headquarters and distribution center, with a newly designed distribution system that would allow for expansion to handle up to 650 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory, and to assist in allocating merchandise among stores. Management can track on a daily basis which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

     In order to reduce interstore shipping costs and to provide more timely restocking of in-season merchandise, the Company has increased its focus on warehousing a portion of initial shipments. Sales reports are then used to replenish on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors, and sizes of merchandise. This system is also designed to prevent a crowded, cluttered look in the stores at the beginning of a season.

STORE LOCATIONS AND EXPANSION STRATEGIES

     As of March 20, 1997 the Company operated 185 stores in 23 states, including 4 stores opened in 1997. The existing stores are in 8 downtown locations, 9 strip centers and 168 shopping malls. The Company anticipates opening approximately 13 additional new stores in fiscal 1997. All new stores for 1997 will be located in higher traffic shopping malls. The following table lists the location of existing stores as of March 20, 1997.

                               Location of Stores
                               ------------------
                           State                Number of Stores
                           -----                ----------------
                      Arkansas                         5
                      Colorado                         9
                      Idaho                            3
                      Illinois                        11
                      Indiana                         12
                      Iowa                            20
                      Kansas                          15
                      Kentucky                         4
                      Michigan                        13
                      Minnesota                        7
                      Mississippi                      1
                      Missouri                        11
                      Montana                          4
                      Nebraska                        15
                      New Mexico                       3
                      North Dakota                     3
                      Ohio                             8
                      Oklahoma                        13
                      South Dakota                     3
                      Texas                           12
                      Tennessee                        2
                      Wyoming                          1
                      Wisconsin                       10
                                                     ---
                      Total                          185
                                                     ===

     The Buckle has grown significantly over the past ten years, with the number of stores increasing from 39 at the beginning of 1987 to 181 at the end of 1996. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

     The following table sets forth information regarding store openings and closing since the beginning of fiscal 1987 to the end of fiscal 1996:



                        Total Number of Stores Per Year

      Fiscal         Open at start       Opened in
       Year             of year         Current Year         Total
    -----------------------------------------------------------------
     1987                 39                6                  45
     1988                 45               11                  56
     1989                 56               10                  66
     1990                 66                6                  71
     1991                 71               15                  86
     1992                 86               18                 104
     1993                104               27                 131
     1994                131               16                 147
     1995                147               17                 164
     1996                164               17                 181

     The Company's criteria used when considering a particular location for expansion include:

     1. Market area, including proximity to existing markets to capitalize on name recognition;
     2.  Trade area population (number, average age, and college population);
     3.  Economic vitality of market area;
     4. Mall location, anchor tenants, tenant mix, average sales per square foot;
     5. Available location within a mall, square footage and storefront width, and facility of using the current store design;
     6.  Availability of suitable management personnel for the market;
     7.  Cost of rent, including minimum rent, common area and extra charges;
     8. Estimated construction costs, including landlord charge backs and tenant allowances.

     In fiscal 1990, expansion was suspended for the first two quarters of the year as management developed and refined the store design to give the stores a more contemporary look and permitting better presentation of merchandise in coordinated outfits.

     In 1996, The Buckle began development of an updated store design. This design will be used on the new stores beginning in fiscal 1997, and on any regularly scheduled remodels or relocations. The Company does not plan to remodel all existing stores with the new design at this time.

     The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $445,000, including construction costs of approximately $325,000 (which is prior to any construction allowance received) and inventory costs of approximately $120,000.

     The Company anticipates opening approximately 17 new stores during fiscal 1997 and completing the remodeling of approximately four existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the four stores scheduled for remodeling during fiscal 1997, it is estimated that each will receive full remodeling. The Company has budgeted a total of $13.0 million (before estimated construction allowances from landlords of $1.5 million) for new store construction, remodeling, technology upgrades and construction at the corporate headquarters during fiscal 1997.

     The Company plans to expand in 1997 by opening stores in four new states as well as openings in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

     The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

     The Company's ability to expand in the future will depend, in part, on general business conditions and the ability to find suitable malls with acceptable sites on satisfactory terms and the availability of internal or external financing sources. There can be no assurance that the Company's expansion plans will be fulfilled in whole or in part, or that leases under negotiation for planned new sites will be obtained on terms favorable to the Company.

MANAGEMENT INFORMATION SYSTEMS

     The Company's management information systems (MIS) and electronic data processing systems (EDP) consist of a full range of retail, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable, and merchandise management.

     The system includes Fujitsu Atrium 9000 point-of-sale (POS) registers equipped with bar code readers in each store. These registers are polled nightly by the central computer (IBM AS/400) using a virtual private network for collection of comprehensive data, including complete item-level sales information, employee time clocking, merchandise transfers and receipts, special orders, supply orders and returns-to-vendor. In conjunction with the nightly polling, the central computer sends the cash registers messages from various departments at the Company headquarters and price changes for the price lookup
(PLU) file maintained within the POS registers.

     Each weekday morning, the Company initiates an electronic "sweep" of the individual store bank accounts to the Company's primary concentration account. This allows the Company to meet its obligations with a minimum of borrowing and to invest excess cash on a timely basis.

     Management monitors the performance of each its stores on a continual basis. Daily information is used to evaluate inventory, determine markdowns, analyze profitability and assist management in the scheduling and compensation of employees. Additionally, reports are generated verifying daily bank deposit information against recorded sales, identifying transactions rung at prices that differ from the PLU file, and listing selected "exception" transactions (e.g. refunds, cash paid-outs, discounts). These reports are used to help assure consistency among the stores and to help prevent losses due to error or dishonesty.

     The PLU system allows management to control merchandise pricing centrally, permitting faster and more accurate processing of sales at the store and the monitoring of specific inventory items to confirm that centralized pricing decisions are carried out in each of the stores. Management is able to direct all price changes, including promotional, clearance and markdowns on a central basis and estimate the financial impact of such changes.

     The Company is committed to ongoing review of the MIS and EDP systems to provide productive, timely information and effective controls. This review includes testing of new products and systems to assure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations.

EMPLOYEES

     As of February 1, 1997, the Company had approximately 3300 employees - approximately 540 of whom were full-time. The Company has an experienced management team, and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, 170 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

     The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal work week must be 35 hours or more. As of February 1, 1997, 488 employees participated in the medical plan, 496 in the dental plan, 508 in the life insurance plan, 451 in the long-term disability plan and 243 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost, plus 10% to 100% of the expected cost of dependent coverage under the health plan, the exact percentage being based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

COMPETITION

     The men's and women's apparel industries are highly competitive with fashion, selection, quality, price, location, store environment and service being the principal competitive factors. While the Company believes that it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of customer service and merchandise selection.

     In the men's merchandise areas, the Company competes with specialty retailers such as Gap, Gadzooks, Pacific Sunwear, Abercrombie & Fitch, and County Seat. The men's market also competes with certain department stores, such as Dillards, Proffitt's, May Company stores, Federated stores, and other local or regional department stores and specialty retailers, and with mail order merchandisers.

     In the women's merchandise area, the Company competes with specialty retailers such as Maurices, Gadzooks, Express, Gap, and Vanity. The women's sales also compete with department stores, such as Dillards, Proffitt's, May Company stores, and certain local and regional department stores and specialty retailers, and with mail order merchandisers.

     Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future. Furthermore, while the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is also intense.


TRADEMARKS

     "Brass Buckle" and "The Buckle" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

EXECUTIVE OFFICERS OF THE COMPANY

     The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

     DANIEL J. HIRSCHFELD, AGE 55. Mr. Hirschfeld is Chairman of the Board of Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

     DENNIS H. NELSON, AGE 47.   Mr. Nelson is President and Chief Executive
Officer and a Director of the Company. He has held the titles of President and director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973 Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

     KAREN B. RHOADS, AGE 38. Ms. Rhoads is the Vice-President - Finance and a Director of the Company, and is the Chief Financial Officer. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college, and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November, 1987.

     SCOTT PORTER, AGE 35. Mr. Porter is the Vice President-Men's Merchandising. He joined the Company in May of 1978 as a part-time salesman. In 1983, he commenced full-time employment with the Company as a store manager and began participating in buying trips. Since 1987, Mr. Porter has devoted most of his time to men's merchandising, but also is involved in other aspects of the business, including advertising and store design.

     JIM SHADA, AGE 41. Mr. Shada is Vice President - Sales. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985 he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including advertising, store design and site selection.

     GARY LALONE, AGE 47. Mr. Lalone is Vice President - Sales. Mr. Lalone joined the Company in March, 1982 as the store manager. While managing, he became involved with the men's merchandising. Mr. Lalone became a regional manager and began participating in store site selection, advertising, store design and personnel development. Presently, the majority of Mr. Lalone 's time is spent in sales, and in helping develop and educate personnel as store managers and as regional and district managers.

     S. WAYNE DAUGHERTY, AGE 53. Mr. Daugherty is Vice President - Operations and Secretary. He joined the Company in June 1978 and began working in various areas of the Company's business, including advertising, store systems development, general facilities operations, site selection and leasing. From 1988 to the present, Mr. Daugherty's primary activities have been real estate and construction, and operational purchasing.

     BRETT P. MILKIE, AGE 37. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January, 1992 as director of leasing.

ITEM 2 - PROPERTIES

     All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. The Company has not in the past experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not in the past experienced problems in obtaining such consent. Most leases provide for a fixed minimum rental plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges.

        The current terms of the Company's leases, including automatic renewal options, expire as follows:

                  During Fiscal                Number of
                       Year                 expiring leases
                  -----------------------------------------
                      1997                          5
                      1998                          1
                      1999                          9
                      2000                         19
                      2001                         18
                      2002                         30
                      2003                         34
                      2004 and later               69
                                                  ---
                      Total                       185
                                                  ===

        The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building provides approximately 55,000 square feet of space with over 50% of the area being allocated for the distribution and returns-to-vendor departments.

ITEM 3 - LEGAL PROCEEDINGS

        From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this form, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock trades in the over-the-counter market under the NASDAQ National Market System symbol BKLE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 1996, 1995 or 1994, and has no plans to for the foreseeable future.

        The number of record holders of the Company's common stock as of April 14, 1997 was 302. Based upon information from the principal market makers, the Company believes there are more than 1,800 beneficial owners. The last reported sales price of the Company's common stock on April 14, 1997 was $28.50.

        The remainder of the information required by this item is incorporated by reference to the information on page 28 of the Company's 1996 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 13 of the financial section in the Company's 1996 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 25 through 28 in the Company's 1996 Annual Report to Shareholders which is attached to this Form 10-K.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Deloitte & Touche LLP dated February 25, 1997, appearing on pages 14 through 24 of the Company's 1996 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 9 and 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

        The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 1997 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1997 Annual Shareholders' Meeting and is incorporated by reference.

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) FINANCIAL STATEMENTS

        The Company's 1996 Annual Report to Shareholders, a copy of which appears as Exhibit 13 to this Form 10-K Report, contains the following on pages 14 through 24 and are hereby incorporated by reference to this report:

              Independent Auditors' Report
              Balance Sheets as of February 1, 1997, and February 3, 1996 Statements of Income for each of the three years in the period ended February 1, 1997
              Statements of Stockholders' Equity for each of the three years in the period ended February 1, 1997
              Statements of Cash Flows for each of the three years in the period ended February 1, 1997
              Notes to Financial Statements for each of the three years in the period ended February 1, 1997

(a) (2) FINANCIAL STATEMENT SCHEDULE

        Independent Auditors' Report

              II. Valuation and Qualifying Accounts and Reserves

        All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 15.

(b)  REPORTS ON FORM 8-K

        The Company did not file a report on Form 8-K during the quarter ended February 1, 1997.

(c)  EXHIBITS

     See index to exhibits on pages 16 and 17.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE BUCKLE, INC.

        Date: April 30, 1997                       By:  DENNIS H. NELSON
                                                        ----------------------
                                                        Dennis H. Nelson,
                                                        President and Chief
                                                         Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 1997.




DANIEL J. HIRSCHFELD                               ROBERT E. CAMPBELL
----------------------------------                 ---------------------------
Daniel J. Hirschfeld                               Robert E. Campbell
Chairman of the Board and Director                 Director


DENNIS H. NELSON
----------------------------------                 ---------------------------
Dennis H. Nelson                                   William D. Orr
President and Chief Executive Officer              Director
   and Director


KAREN B. RHOADS
----------------------------------                 ---------------------------
Karen B. Rhoads                                    Bill L. Fairfield
Vice President of Finance and                      Director
   Chief Financial Officer and Director



                                                   ---------------------------
                                                   Ralph M. Tysdal
                                                   Director

                          INDEPENDENT AUDITORS' REPORT





BOARD OF DIRECTORS
THE BUCKLE, INC.

     We have audited the financial statements of The Buckle, Inc. as of February 1, 1997 and February 3, 1996 and for each of the three years in the period ended February 1, 1997, and have issued our report thereon dated February 25, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE, LLP
Omaha, Nebraska
February 25, 1997





          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                              Allowance for
                                                            Doubtful Accounts
                                                            -----------------
Balance, January 29, 1994                                       $ 154,153


          Amounts charged to costs and expenses                   430,668
          Recoveries of amounts previously written off             10,737
          Write-off of uncollectible accounts                    (383,237)
                                                                ---------
Balance, January 28, 1995                                         212,321


          Amounts charged to costs and expenses                   456,980
          Recoveries of amounts previously written off              7,570
          Write-off of uncollectible accounts                    (436,498)
                                                                ---------
Balance, February 3, 1996                                         240,373


          Amounts charged to costs and expenses                   493,232
          Recoveries of amounts previously written off              4,034
          Write-off of uncollectible accounts                    (425,844)
                                                                ---------
Balance, February 1, 1997                                       $ 311,795
                                                                =========

                              INDEX TO EXHIBITS



           EXHIBITS                                                  PAGE NUMBER OR INCORPORATION
                                                                        BY REFERENCE TO

     (3) Articles of Incorporation and By-Laws.
          (3.1)  Articles of Incorporation                           Exhibit 3.1 to Form S-1
                 of The Buckle, Inc. as amended                      No. 33-46294

          (3.2)  By-Laws of The Buckle, Inc.                         Exhibit 3.2 to Form S-1
                                                                     No. 33-46294
     (4) Instruments defining the rights of security
          holders, including indentures
          (4.1)  See Exhibits 3.1 and 3.2 for provisions
                 of the Articles of Incorporation and
                 By-laws of the Registrant defining rights
                 of holders of Common Stock of the registrant

          (4.2)  Form of stock certificate for Common Stock          Exhibit 4.1 to Form S-1
                                                                     No. 33-46294

     (9)  Not applicable

    (10) Material Contracts

         (10.1)  1991 Stock Incentive Plan                           Exhibit 10.1 to Form S-1
                                                                     No. 33-46294

         (10.2)  1991 Non-Qualified Stock Option Plan                Exhibit 10.2 to Form S-1
                                                                     No. 33-46294

         (10.3)  Non-Qualified Stock Option Plan and                 Exhibit 10.3 to Form S-1
                 Agreement With Dennis Nelson                        No. 33-46294

         (10.4)  Acknowledgment dated April 1, 1997 and
                 executed April 5, 1997 by Dennis H. Nelson

         (10.5)  Acknowledgment dated April 1, 1997 and
                 executed April 1, 1997 by Scott M. Porter

         (10.6)  Acknowledgment dated April 1, 1997 and
                 executed April 11, 1997 by James E. Shada

         (10.7)  Acknowledgment dated April 1, 1997 and
                 executed April 14, 1997 by Gary L. Lalone

         (10.8)  Acknowledgment dated April 1, 1997 and
                 executed April 14, 1997 by S. Wayne Daugherty

        (10.10)  Cash or Deferred Profit Sharing Plan                Exhibit 10.10 to Form S-1
                                                                     No. 33-46294
        (10.11)  Programmed Lending Note dated
                 May 23, 1996 for $5.0 million payable
                 to First National Bank and Trust Co.
                 of Kearney

       (10.12)   Loan Agreement dated May 23, 1996
                 between The Buckle, Inc. and First
                 National Bank and Trust Co. of Kearney,
                 regarding $5.0 million line of credit.

       (10.13)   Letter dated May 21, 1996 from
                 First National Bank and Trust Co.
                 of Kearney, regarding $5.0 million
                 line of credit and $5.0 million
                 letter of credit facility.

       (10.17)   1993 Director Stock Option Plan                        Exhibit A to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        May 26, 1993

       (10.18)   1993 Executive Stock Option Plan                       Exhibit B to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        May 26, 1993

       (10.19)   1995 Management Incentive Plan                         Exhibit A to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        June 2, 1995

       (10.20)   1995 Executive Stock Option Plan                       Exhibit B to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        June 2, 1995

       (10.21)   1997 Management Incentive Plan                         Exhibit A to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        June 2, 1997

(11)   Statement regarding Computation of Pro Forma
       Net Income Per Share

(12)   Not applicable

(13)   1996 Annual Report to Stockholders

(18)   Not applicable

(19)   Not applicable

(22)   Not applicable

(23)   Consent of Deloitte & Touche LLP

(25)   Not applicable

(28)   Not applicable