Form 10-Q
period 1997-05-03
BUCKLE INC
filed 1997-06-13
CIK 885245

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended MAY 3, 1997

Commission File Number:  000-20132
----------------------------------


                                THE BUCKLE, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)



               Nebraska                                      47-0366193
   ---------------------------------                  ----------------------
     (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)


   2407 West 24th Street
   Kearney, Nebraska                                                 68847
   ----------------------------------------                       ----------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
including area code:                                          (308) 236-8491
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

The number of shares issued of the Registrant's Common Stock, outstanding as of May 23, 1997 was 13,970,112 shares of Common Stock.

                                THE BUCKLE, INC.

                                   FORM 10-Q

                                     INDEX




                                                                    Pages
                                                                    -----
Part 1.  Financial Information (unaudited)

                 Balance Sheets  -  May 3, 1997 and
                  February 1, 1997                                    3

                 Statements of Income  -  thirteen weeks ended
                   May 3, 1997 and May 4, 1996                        4

                 Statements of Cash Flows  -  thirteen weeks ended
                  May 3, 1997 and May 4, 1996                         5

                 Notes to financial statements                        6

                 Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7


Part 2.  Other Information                                           10


Signatures                                                           12

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                        (Columnar amounts in thousands)
                                  (Unaudited)



ASSETS                                              May 3,       February 1,
------                                              1997            1997
CURRENT ASSETS:                                  ----------      ----------
Cash and cash equivalents                        $   29,907      $   35,486
Short-term investments                                9,209           8,455
Accounts receivable, net of
 allowance of $312 and $312                           1,844           1,387
Inventory                                            35,045          31,106
Prepaid expenses and other assets                     1,962           1,965
                                                 ----------      ----------
    Total current assets                             77,967          78,399


PROPERTY AND EQUIPMENT:                              51,152          49,248
Less accumulated depreciation                        27,471          26,290
                                                 ----------      ----------
                                                     23,681          22,958

OTHER ASSETS                                            665             660
                                                 ----------      ----------
                                                 $  102,313      $  102,017
                                                 ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                 $   11,487      $    9,407
Accrued employee compensation                         5,805           9,565
Accrued store operating expenses                      1,566           1,677
Gift certificates redeemable                            892           1,106
Income taxes payable                                  1,754           1,740
                                                 ----------      ----------
                                                     21,504          23,495
    Total current liabilities

DEFERRED INCOME TAXES                                   479             479

STOCKHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares
 of $.05 par value; issued 13,967,162 and
 13,963,812 shares, respectively                        698             698
Additional paid-in capital                           25,201          25,171
Retained earnings                                    54,431          52,174
                                                 ----------      ----------
    Total stockholders' equity                       80,330          78,043
                                                 ----------      ----------
                                                 $  102,313      $  102,017
                                                 ==========      ==========


See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)



                                                Thirteen Weeks Ended
                                                --------------------
                                                May 3,          May 4,
                                                 1997           1996
                                             ----------      ----------
SALES, net of returns and allowances         $   48,325      $   39,917


COST OF SALES (including buying,
 distribution and occupancy costs)               33,560          28,628
                                             ----------      ----------

   Gross profit                                  14,765          11,289

OPERATING EXPENSES:
Selling                                           9,785           8,074
General and administrative                        1,598           1,294
                                             ----------      ----------

                                                 11,383           9,368
                                             ----------      ----------

   Income from operations                         3,382           1,921

OTHER INCOME                                        258             170
                                             ----------      ----------
   Income before income taxes                     3,640           2,091

   Income tax expense                             1,383             790
                                             ----------      ----------

NET INCOME                                   $    2,257      $    1,301
                                             ==========      ==========

   Net income per share                      $     0.15      $     0.09
                                             ==========      ==========

   Weighted average number
    of shares outstanding                        14,694          14,446
                                             ==========      ==========

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)




                                                               Thirteen Weeks Ended
                                                               --------------------
                                                           May 3, 1997      May 4, 1996
                                                           ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $     2,257      $     1,301
  Adjustments to reconcile net income to net cash
   flows from operating activities:
    Depreciation                                                 1,262            1,299
    Loss on disposal of assets                                      11                3
  Changes in operating assets and liabilities:
    Accounts receivable                                           (457)            (317)
    Inventory                                                   (3,939)          (2,347)
    Prepaid expenses and other assets                                3              (27)
    Accounts payable                                             2,080             (978)
    Accrued employee compensation                               (3,760)          (3,281)
    Accrued store operating expenses                              (111)             111
    Gift certificates redeemable                                  (214)            (144)
    Income taxes payable                                            14           (1,028)
                                                           -----------      -----------
   Net cash flows from operating activities                     (2,854)          (5,408)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short-term investments                                (754)             870
  Purchase of property and equipment                            (1,997)          (1,525)
  (Increase) decrease in other assets                               (5)               6
                                                           -----------      -----------
   Net cash flows from investing activities                     (2,756)            (649)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                       30              618
                                                           -----------      -----------
   Net cash flows from financing activities                         30              618
                                                           -----------      -----------

Net decrease in cash and cash equivalents                       (5,580)          (5,439)

Cash and cash equivalents, Beginning of period                  35,487           22,499
                                                           -----------      -----------
Cash and cash equivalents, End of period                   $    29,907      $    17,060
                                                           ===========      ===========


See notes to financial statements.

                                THE BUCKLE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                THIRTEEN WEEKS ENDED MAY 3, 1997 AND MAY 4, 1996

                                  (Unaudited)


1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 1, 1997, included in The Buckle, Inc.'s 1996 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel for fashion conscious young men and women. The Company operated 186 stores located in 23 states throughout the central United States as of May 3, 1997, and 171 stores in 22 states as of May 4, 1996.

     During the first quarter of fiscal 1997, the Company opened five new stores and substantially renovated one store. During the first quarter of fiscal 1996, the Company opened seven new stores and substantially renovated three stores.

3. Net Income Per Share - Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year as calculated under the treasury stock method. The earnings per share and the average weighted shares outstanding for the prior year first quarter have been restated to reflect the impact of the Company's 2-for-1 stock split made in the form of a 100 percent stock dividend issued on April 24, 1997.

4. Accounting Pronouncement - In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share which specifies the computation, presentation and disclosure requirements for earnings per share. The objective of the statement is to simplify the computation of earnings per share. The impact on the Company's earnings per share is not materially different than earnings per share determined in accordance with current guidance. SFAS No. 128 is applicable for fiscal years ending after December 15, 1997.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen week periods ended May 3, 1997, and May 4, 1996:

                                THE BUCKLE, INC.
                             RESULTS OF OPERATIONS

                       Percentage of Net Sales
                       -----------------------
                        Thirteen weeks ended     Percentage
                           May 3,  May 4,         Increase
                            1997    1996         (decrease)
                         ----------------------------------
Net Sales                  100.0%  100.0%            21.1%
Cost of sales (including
 buying, distribution and
 occupancy costs)           69.5%   71.7%            17.2%
                         ----------------------------------
Gross profit                30.5%   28.3%            30.7%
Selling expenses            20.2%   20.2%            21.1%
General and
 administrative expenses     3.3%    3.2%            23.5%
                         ----------------------------------
Income from operations       7.0%    4.9%            76.0%
Other income (expense)        .5%     .4%            51.8%
                         ----------------------------------
Income before provision
 for income taxes            7.5%    5.3%            74.1%
Provision for income
taxes                        2.8%    2.0%            75.1%
                         ----------------------------------
Net Income                   4.7%    3.3%            73.4%
                         ==================================


Net sales increased from $39.9 million in the first quarter of fiscal 1996 to $48.3 million in the first quarter of fiscal 1997, a 21.1% increase. Comparable store sales increased from the first quarter of fiscal 1996 to the first quarter of fiscal 1997 by $4.2 million or 10.8%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1996 first quarter. Sales growth of 10.3% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the 17 stores opened in 1996 and the opening of 5 new stores in the first thirteen weeks of fiscal 1997. Average sales per square foot increased 9.3% from $51.22 to $55.98.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $3.5 million in the first quarter of fiscal 1997 to $14.8 million, a 30.7% increase. As a percentage of net sales, gross profit increased from 28.3% in the first quarter of fiscal 1996 to 30.5% in the first quarter of fiscal 1996. This increase was attributable primarily to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales. Gross profit was also improved due to an improvement in the actual merchandise margins for the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996.

Selling expenses increased from $8.1 million for the first quarter of fiscal 1996 to $9.8 million for the first quarter of fiscal 1997, a 21.1% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 1997 remained consistent with the prior year's first quarter at 20.2%.

General and administrative expenses increased from $1.3 million in the first quarter of fiscal 1996 to $1.6 million in the first quarter of fiscal 1997, a 23.5% increase. As a percentage of net sales, general and administrative expenses increased to 3.3% for the first quarter of fiscal 1997 compared to 3.2% for the first quarter of fiscal 1996. Increases in general and administrative expenses, as a percentage of net sales, resulted primarily from higher bonus accruals for incentives based upon net profits.

As a result of the above changes, the Company's income from operations increased $1.5 million to $3.4 million for the first quarter of fiscal 1997 compared to $1.9 million for the first quarter of fiscal 1996, a 76.0% increase. Income from operations was 7.0% of net sales in the first quarter of fiscal 1997 compared to 4.8% in the first quarter of fiscal 1996.

For the quarter ended May 3, 1997, other income increased 51.8%. This increase was primarily due to additional interest income, as the levels of cash and short-term investments were greater than in the first quarter of 1996.

Income tax expense as a percentage of pre-tax income was 38.0% in the first quarter of fiscal 1997 compared to 37.8% in the first quarter of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 1997 and 1996, the Company's cash flow used by operating activities was $2.9 and $5.4 million, respectively.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million letter of credit facility for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of May 3, 1997, the Company had working capital of $56.5 million, including $29.9 million of cash and cash equivalents.

The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 1997 and 1996.

During the first quarter of fiscal 1997 and 1996 the Company invested $1.9 million and $1.4 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $100,000 in each of the first quarters of fiscal 1997 and 1996, in capital expenditures for the corporate headquarters. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1997, the Company anticipates completing approximately fifteen additional store construction projects, including approximately twelve new stores and approximately three stores to be remodeled and/or relocated. As of May 3, 1997, seven additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1997 will be approximately $6.9 million before any landlord allowances estimated to be $1.3 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1994, 1995, and 1996, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 3, 1997, and May 4, 1996.

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION



      Item 1.  Legal Proceedings:                                    None
               ------------------

      Item 2.  Changes in Securities:                                None
               ----------------------

      Item 3.  Defaults Upon Senior Securities:                      None
               --------------------------------

      Item 4.  Submission of Matters to a Vote of Security Holders:  None
               ----------------------------------------------------
               (a)  None

               (b)  None

               (c)  None

               (d)  None

      Item 5.  Other Information:                                    None
               ------------------

      Item 6.  Exhibits and Reports on Form 8-K:
               ---------------------------------
              (a) See Exhibit 11, statement regarding computation of earnings per share.

              (b) No reports on Form 8-K were filed by the Company during the quarter ended May 3, 1997.


                                THE BUCKLE, INC.
                       COMPUTATIONS OF EARNINGS PER SHARE

                                  (Unaudited)



                                                 Thirteen Weeks Ended
                                               -----------------------
                                                  May 3,        May 4,
                                                   1997          1996
                                               ---------     ---------
FINANCIAL STATEMENT COMPUTATIONS:
  Net Income                                   $   2,257     $   1,301
                                               =========     =========

NET INCOME PER SHARE:
  Shares used in this computation:
   Weighted average shares outstanding            13,967        13,794
   Dilutive effect of stock options                  727           652
                                               ---------     ---------

   Common and common equivalent shares            14,694        14,446
                                               =========     =========

Net income per share
                                                   $0.15         $0.09
                                               =========     =========


                                       11

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.


Dated:            , 1997
      ------------                           -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated:            , 1997
      ------------                               -------------------------------
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO