Form 10-Q
period 1997-08-02
BUCKLE INC
filed 1997-09-11
CIK 885245

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended AUGUST 2, 1997

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ____________

                       Commission File Number:  000-20132

                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)



                   NEBRASKA                             47-0366193
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)            Identification No.)



              2407 WEST 24TH STREET, KEARNEY, NEBRASKA    68847
             (Address of principal executive offices) (Zip Code)



      Registrant's telephone number, including area code:  (308) 236-8491
___________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]  No  [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of August 29, 1997 was 14,056,086 shares of Common Stock.

                                THE BUCKLE, INC.

                                   FORM 10-Q

                                     INDEX




                                                                       Pages
                                                                       -----
     Part 1. Financial Information (unaudited)

               Balance Sheets  -  August 2, 1997 and
                 February 1, 1997                                        3

               Statements of Income  -  thirteen and twenty-six weeks
                 ended August 2, 1997 and August 3, 1996                 4

               Statements of Cash Flows  -  twenty-six weeks ended
                 August 2, 1997 and August 3, 1996                       5

               Notes to financial statements                             6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7


     Part 2. Other Information                                          11


     Signatures                                                         13


                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                        (columnar amounts in thousands)
                                  (Unaudited)


ASSETS                                            August 2,       February 1,
------                                              1997             1997
CURRENT ASSETS:                                   ---------       ---------
Cash and cash equivalents                         $  29,377       $  35,486
Short-term investments                               10,739           8,455
Accounts receivable, net of
  allowance of $310,295 and $311,795                  3,808           1,387
Inventory                                            43,002          31,106
Prepaid expenses and other assets                     2,202           1,965
                                                  ---------       ---------
    Total current assets                             89,128          78,399

PROPERTY AND EQUIPMENT:                              51,995          49,248
Less accumulated depreciation                        28,695          26,290
                                                  ---------       ---------
                                                     23,300          22,958

OTHER ASSETS                                            668             660
                                                  ---------       ---------
                                                  $ 113,096       $ 102,017
                                                  =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:

Accounts payable                                  $  17,073       $   9,407
Accrued employee compensation                         6,996           9,565
Accrued store operating expenses                      2,162           1,677
Gift certificates redeemable                            852           1,106
Income taxes payable                                  1,078           1,740
                                                  ---------       ---------
    Total current liabilities                        28,161          23,495

DEFERRED INCOME TAXES                                   479             479

STOCKHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares
  of $.05 par value; issued 14,041,486 and
  13,963,812 shares, respectively                       702             698
Additional paid-in capital                           25,844          25,171
Retained earnings                                    57,910          52,174
                                                  ---------       ---------
    Total stockholders' equity                       84,456          78,043
                                                  ---------       ---------
                                                  $ 113,096       $ 102,017
                                                  =========       =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)
                                  (Unaudited)



                                                 Thirteen Weeks Ended           Twenty-six Weeks Ended
                                              August 2,       August 3,        August 2,       August 3,
                                                1997            1996             1997             1996
                                              ---------       ---------        ---------       ---------
SALES, net of returns and allowances          $  55,220       $  43,330        $ 103,545       $  83,247

COST OF SALES (including buying,
  distribution and occupancy costs)              37,779          30,887           71,339          59,514
                                              ---------       ---------        ---------       ---------

Gross profit                                     17,441          12,443           32,206          23,733

OPERATING EXPENSES:
Selling                                          10,321           8,101           20,106          16,175
General and administrative                        1,934           1,360            3,532           2,654
                                              ---------       ---------        ---------       ---------
                                                 12,255           9,461           23,638          18,829
                                              ---------       ---------        ---------       ---------

  Income from operations                          5,186           2,982            8,568           4,904

OTHER INCOME                                        401             248              660             418
                                              ---------       ---------        ---------       ---------
  Income before income taxes                      5,587           3,230            9,228           5,322

  Income tax expense                              2,108           1,208            3,492           1,998
                                              ---------       ---------        ---------       ---------
NET INCOME                                    $   3,479       $   2,022        $   5,736       $   3,324
                                              =========       =========        =========       =========
  Net income per share                        $    0.23       $    0.14        $    0.38       $    0.23
                                              =========       =========        =========       =========
  Weighted average number
    of shares outstanding                        15,111          14,582           14,903          14,514
                                              =========       =========        =========       =========


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)



                                                                   Twenty-six Weeks Ended
                                                              August 2, 1997    August 3, 1996
                                                              --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $     5,736       $     3,324
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation                                                     2,570             2,627
      Loss on disposal of assets                                          23                16
  Changes in assets and liabilities:
      Accounts receivable                                             (2,421)           (1,148)
      Inventory                                                      (11,896)           (5,599)
      Prepaid expenses and other assets                                 (237)              (77)
      Accounts payable                                                 7,666             5,226
      Accrued employee compensation                                   (2,569)           (2,893)
      Accrued store operating expenses                                   485               450
      Gift certificates redeemable                                      (254)             (185)
      Income taxes payable                                              (662)           (1,539)
                                                              --------------    --------------
    Net cash flows from operating activities                          (1,559)              202
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (2,935)           (2,323)
  Increase in other assets                                                (8)             (244)
                                                              --------------    --------------
    Net cash flows from investing activities                          (2,943)           (2,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term investments                                    (2,284)           (1,440)
  Stock options exercised                                                677             1,451
                                                              --------------    --------------
    Net cash flows from financing activities                          (1,607)               11
                                                              --------------    --------------

Net decrease in cash and cash equivalents                             (6,109)           (2,354)

Cash and cash equivalents, Beginning of period                        35,486            22,499
                                                              --------------    --------------

Cash and cash equivalents, End of period                         $    29,377       $    20,145
                                                              ==============    ==============



See notes to financial statements.

                                THE BUCKLE, INC.

                         NOTES TO FINANCIAL STATEMENTS

     THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 AND AUGUST 3, 1996

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel for fashion conscious young men and women. The Company operated 192 stores located in 25 states throughout the central, midwest, northwest, and southwest regions of the United States as of August 2, 1997, and 174 stores in 22 states as of August 3, 1996.

     During the second quarter of fiscal 1997, the Company opened six new stores and substantially renovated one store. During the second quarter of fiscal 1996, the Company opened three new stores and substantially renovated two stores.

3. Net Income Per Share - Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year as calculated under the treasury stock method. The earnings per share and the average weighted shares outstanding for the prior year twenty-six weeks have been restated to reflect the impact of the Company's 2-for-1 stock split made in the form of a 100 percent stock dividend issued on April 24, 1997.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended August 2, 1997, and August 3, 1996:

                                THE BUCKLE, INC.
                             RESULTS OF OPERATIONS

                             Percentage of Net Sales              Percentage of Net Sales
                             -----------------------              -----------------------
                            Thirteen weeks ended   Percentage   Twenty-six weeks ended    Percentage
                           August 2,  August 3,    increase      August 2,   August 3,     increase
                             1997       1996       (decrease)      1997        1996       (decrease)
                           ----------------------------------   -----------------------------------
Net Sales                     100.0%     100.0%       27.4%       100.0%     100.0%         24.4%
Cost of sales (including
 buying, distribution and
 occupancy costs)              68.4%      71.3%       22.3%        68.9%      71.5%         19.9%
                           ----------------------------------   -----------------------------------
Gross profit                   31.6%      28.7%       40.2%        31.1%      28.5%         35.7%
Selling expenses               18.7%      18.7%       27.4%        19.4%      19.4%         24.3%
General and
 Administrative expenses        3.5%       3.1%       42.2%         3.4%       3.2%         33.1%
                           ----------------------------------   -----------------------------------
Income from operations          9.4%       6.9%       73.9%         8.3%       5.9%         74.7%
Other income                     .7%        .6%       61.8%          .6%        .5%         58.0%
                           ----------------------------------   -----------------------------------
Income before income
 Taxes                         10.1%       7.5%       73.0%         8.9%       6.4%         73.4%
Income tax expense              3.8%       2.8%       74.5%         3.4%       2.4%         74.7%
                           ----------------------------------   -----------------------------------
Net Income                      6.3%       4.7%       72.0%         5.5%       4.0%         72.6%
                           ==================================   ===================================

Net sales increased from $43.3 million in the second quarter of fiscal 1996 to $55.2 million in the second quarter of fiscal 1997, a 27.4% increase. Comparable store sales increased from the second quarter of fiscal 1996 to the second quarter of fiscal 1997 by $6.4 million or 15.1%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1996 second quarter.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $83.2 million in the first six months of fiscal 1996 to $103.5 million for the first six months of fiscal 1997, a 24.4% increase. Comparable store sales for the twenty-six weeks ended August 2, 1997 compared to the twenty-six weeks ended August 3, 1996 increased $10.4 million or 12.8%. Sales growth of 11.6% for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 17 stores opened in 1996 and the opening of 11 new stores in the first twenty-six weeks of fiscal 1997. Average sales per square foot increased 12.4% from $104.62 to $117.62.

Gross profit after buying, occupancy, and distribution expenses increased $5.0 million in the second quarter of fiscal 1997 to $17.4 million, a 40.2% increase. As a percentage of net sales, gross profit increased from 28.7% in the second quarter of fiscal 1996 to 31.6% in the second quarter of fiscal 1997. Gross profit increased $8.5 million for the first twenty-six weeks of fiscal 1997 to $32.2 million, a 35.7% increase. As a percentage of net sales, gross profit in the first six months increased from 28.5% for fiscal 1996, to 31.1% for fiscal 1997. This increase was attributable to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales. Gross profit also increased due to an improvement in the actual merchandise margins for the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

Selling expenses increased from $8.1 million for the second quarter of fiscal 1996 to $10.3 million for the second quarter of fiscal 1997, a 27.4% increase. Selling expenses as a percentage of net sales remained consistant with the prior year's second quarter at 18.7%. Year-to-date selling expense rose 24.3% from $16.2 million through the first half of fiscal 1996 to $20.1 million for the first half of fiscal 1997. As a percentage of net sales, selling expense remained consistant with the same period a year ago at 19.4%.

General and administrative expenses increased from $1.4 million in the second quarter of fiscal 1996 to $1.9 million in the second quarter of fiscal 1997, a 42.2% increase. As a percentage of net sales, general and administrative expenses increased to 3.5% for the second quarter of fiscal 1997 compared to 3.1% for the second quarter of fiscal 1996. For the first half of fiscal 1997, general and administrative expense rose 33.1% from $2.7 million for the six months ended August 3, 1996, to $3.5 million for the six months ended August 2, 1997. As a percentage of net sales, general and administrative expense increased to 3.4% for the first half of fiscal 1997 compared to 3.2% for the first half of fiscal 1996. Increases in general and administrative expenses, as a percentage of net sales, resulted primarily from higher bonus accruals for incentives based upon net profits. General and administrative expenses also increased due to the costs associated with filing to trade on the New York Stock Exchange.

As a result of the above changes, the Company's income from operations increased $2.2 million to $5.2 million for the second quarter of fiscal 1997 compared to $3.0 million for the second quarter of fiscal 1996, a 73.9% increase. Income from operations was 9.4% of net sales in the second quarter of fiscal 1997 compared to 6.9% in the second quarter of fiscal 1996. Income from operations, year-to-date through August 2, 1997, was $8.6 million, up $3.7 million from the prior year first half. Income from operations was 8.3% of net sales for the first six months of fiscal 1997 compared to 5.9% for the first six months of fiscal 1996.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended August 2, 1997, other income increased 61.8%. For the six months ended August 2, 1997, other income increased 58.0%. These increases are primarily due to additional interest income, as the levels of cash and short term investments is greater than in the same periods of fiscal 1996.

Income tax expense as a percentage of pre-tax income was 37.8% in the first half of fiscal 1997 compared to 37.5% in the first half of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 1996, the company had positive cash flow from operating activities of $202,000. During the first half of fiscal 1997, the Company's cash flow used by operating activities was $1.6 million.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary difference creating net usage of cash this year versus positive cash flow last year is a lesser portion of the build up of inventory being still in accounts payable as of the end of the second quarter compared to the prior year.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of August 2, 1997, the Company had working capital of $61.0 million, including $29.4 million of cash and cash equivalents and short term investments of $10.7 million.

The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 1997 and 1996.

During the first half of fiscal 1997 and 1996 the Company invested $2.7 million and $2.2 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $200,000 and $100,000 in the first half of fiscal 1997 and 1996, respectively, in capital expenditures for the corporate headquarters. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the remainder of fiscal 1997, the Company anticipates completing approximately ten additional store construction projects, including approximately eight new stores and approximately two stores to be remodeled and/or relocated. As of August 2, 1997, five additional lease contracts have been signed, and additional leases are in various stages of negotiation. Also, in the second half of fiscal 1997, the Company plans to begin construction on an addition to the corporate headquarters and distribution facility. The addition will be approximately 122,000 square feet, added to the current 55,000 square foot building. The majority of the space will be used for the distribution center with only approximately 5,000 square feet for new office space. The Company also plans to upgrade its corporate aircraft, with an expenditure, net of trade-in, of approximately $3 million. Management now estimates that total capital expenditures during fiscal 1997 will be approximately $6.9 million before any landlord allowances, estimated to be $1.3 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1994, 1995, and 1996, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended August 2, 1997, and August 3, 1996.

FORWARD LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements which reflect management's current views and estimates of future economic conditions, company performance and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors and general economic conditions, economic conditions in the retail apparel industry, as well as other risks and uncertainties inherent in the Company's business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements which may be made from time to time by or on behalf of the Company.

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION



Item 1.  Legal Proceedings:                                    None
         ------------------

Item 2.  Changes in Securities:                                None
         ----------------------

Item 3.  Defaults Upon Senior Securities:                      None
         --------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------
         (a)  June 2, 1997, Annual Meeting

         (b)  Board of Directors:
                  Daniel J. Hirschfeld
                  Dennis H. Nelson
                  Karen B. Rhoads
                  William Fairfield
                  Robert E. Campbell
                  William D. Orr
                  Ralph M. Tysdal
                                                         NUMBER OF SHARES*
                                                         -----------------
                                                     For    Against   Withheld
                                                     ---    -------   --------
         (c)  1. Election of Board of Directors:
                  Daniel J. Hirschfeld             6,865,076    0      1,780
                  Dennis H. Nelson                 6,864,026    0      1,780
                  Karen B. Rhoads                  6,863,813    0      1,780
                  William Fairfield                6,861,425    0      1,780
                  Robert E. Campbell               6,863,349    0      1,780
                  William D. Orr                   6,863,116    0      1,780
                  Ralph M. Tysdal                  6,863,352    0      1,780

                                                     For     Against   Abstain
                                                     ---     -------   -------
              2. Appoint Deloitte & Touche LLP as
                 independent accountants.          6,862,281   1,480    1,470
              3. Approval of the Company's 1997
                 Management Incentive Plan         6,785,131  38,570   41,530
                 *includes only shares represented in person or by proxy at the annual meeting
         (d)  None


Item 5.  Other Information:                                    None
         ------------------

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------
         (a) See Exhibit 11, statement regarding computation of earnings per share.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended August 2, 1997.

                                THE BUCKLE, INC.
                       COMPUTATIONS OF EARNINGS PER SHARE

                                  (Unaudited)

                                                     Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                   -------------------------       -------------------------
                                                   August 2,       August 3,       August 2,       August 3,
                                                     1997            1996            1997            1996
                                                   ---------       ---------       ---------       ---------
FINANCIAL STATEMENT COMPUTATIONS:
  Net Income                                       $  3,479        $  2,022        $  5,736        $  3,324
                                                   =========       =========       =========       =========

NET INCOME PER SHARE:
  Shares used in this computation:
    Weighted average shares outstanding              14,041          13,902          14,005          13,848
    Dilutive effect of stock options                  1,070             680             898             666
                                                   ---------       ---------       ---------       ---------
    Common and common equivalent shares              15,111          14,582          14,903          14,514
                                                   =========       =========       =========       =========
Net income per share                               $   0.23        $   0.14        $   0.38        $   0.23
                                                   =========       =========       =========       =========

                                THE BUCKLE, INC.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.


Dated: ______________, 1997                       ______________________________
                                                  DANIEL J. HIRSCHFELD, Chairman





Dated: ______________, 1997                      _______________________________
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO