Form 10-Q
period 1997-11-01
BUCKLE INC
filed 1997-12-11
CIK 885245

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended NOVEMBER 1, 1997

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

The number of shares issued of the Registrant's Common Stock, outstanding as of December 5, 1997 was 14,276,211 shares of Common Stock.

                              THE BUCKLE, INC.

                                  FORM 10-Q

                                    INDEX




                                                                         Pages
                                                                         -----
Part 1.  Financial Information (unaudited)

               Balance Sheets  -  November 1, 1997 and
                 February 1, 1997                                         3

               Statements of Income  -  thirteen and thirty-nine weeks
                 ended November 1, 1997 and November 2, 1996              4

               Statements of Cash Flows  -  thirty-nine weeks ended
                 November 1, 1997 and November 2, 1996                    5

               Notes to financial statements                              6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      7


Part 2.  Other Information                                               11


Signatures                                                               13

                               THE BUCKLE, INC.
                                BALANCE SHEETS
                       (columnar amounts in thousands)
                                 (Unaudited)



ASSETS                                          November 1,     February 1,
------                                             1997            1997
CURRENT ASSETS:                                 -----------     -----------

Cash and cash equivalents                       $    37,515     $    35,486
Short-term investments                               12,025           8,455
Accounts receivable, net of
  allowance of $444,770 and $311,795                  2,902           1,387
Inventory                                            44,848          31,106
Prepaid expenses and other assets                     2,132           1,965
                                                -----------     -----------
        Total current assets                         99,422          78,399

PROPERTY AND EQUIPMENT:                              56,817          49,248
Less accumulated depreciation                        29,274          26,290
                                                -----------     -----------
                                                     27,543          22,958

OTHER ASSETS                                          1,329             660
                                                -----------     -----------
                                                $   128,294     $   102,017
                                                ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                $    16,010     $     9,407
Accrued employee compensation                        11,535           9,565
Accrued store operating expenses                      2,551           1,677
Gift certificates redeemable                            872           1,106
Income taxes payable                                  3,411           1,740
                                                -----------     -----------
        Total current liabilities                    34,379          23,495

DEFERRED INCOME TAXES                                   479             479

STOCKHOLDERS' EQUITY:
Common stock, authorized 20,000,000 shares
  of $.05 par value; issued 14,165,486 and
  13,963,812 shares, respectively                       708             698
Additional paid-in capital                           26,846          25,171
Retained earnings                                    65,882          52,174
                                                -----------     -----------
        Total stockholders' equity                   93,436          78,043
                                                -----------     -----------

                                                $   128,294     $   102,017
                                                ===========     ===========





See notes to financial statements.

                              THE BUCKLE, INC.
                            STATEMENTS OF INCOME
                (amounts in thousands, except per share data)
                                 (Unaudited)


                                                    Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                    --------------------           -----------------------
                                                 November 1,     November 2,     November 1,       November 2,
                                                    1997             1996            1997              1996
                                                -------------   -------------   -------------     -------------
SALES, net of returns and allowances            $      79,604   $      61,073   $     183,149     $     144,321

COST OF SALES (including buying,
 distribution and occupancy costs)                     50,662          40,206         122,001            99,712
                                                -------------   -------------   -------------     -------------

   Gross profit                                        28,942          20,867          61,148            44,609

OPERATING EXPENSES:
Selling                                                14,258          11,503          34,364            27,687
General and administrative                              2,342           1,832           5,874             4,486
                                                -------------   -------------   -------------     -------------

                                                       16,600          13,335          40,238            32,173
                                                -------------   -------------   -------------     -------------

   Income from operations                              12,342           7,532          20,910            12,436

OTHER INCOME                                              454             261           1,114               678
                                                -------------   -------------   -------------     -------------
   Income before income taxes                          12,796           7,793          22,024            13,114

   Income tax expense                                   4,824           2,986           8,316             4,983
                                                -------------   -------------   -------------     -------------

NET INCOME                                      $       7,972   $       4,807   $      13,708     $       8,131
                                                =============   =============   =============     =============

    Net income per share                                $0.52           $0.33           $0.91             $0.56
                                                =============   =============   =============     =============

    Weighted average number
     of shares outstanding                             15,420          14,714          15,075            14,582
                                                =============   =============   =============     =============


See notes to financial statements.

                               THE BUCKLE, INC.
                           STATEMENTS OF CASH FLOWS
                            (amounts in thousands)
                                 (Unaudited)

                                                              Thirty-nine Weeks Ended
                                                        --------------------------------------
                                                         November 1,              November 2,
                                                            1997                     1996
                                                        -------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $      13,708           $        8,131
  Adjustments to reconcile net income to net cash
    flows from operating activities:
      Depreciation                                              3,897                    3,948
      Loss on disposal of assets                                   31                       18
  Changes in assets and liabilities:
      Accounts receivable                                      (1,515)                    (995)
      Inventory                                               (13,742)                  (4,841)
      Prepaid expenses and other assets                          (167)                      (5)
      Accounts payable                                          6,603                    3,060
      Accrued employee compensation                             1,970                    1,076
      Accrued store operating expenses                            874                      617
      Gift certificates redeemable                               (234)                    (180)
      Income taxes payable                                      1,671                       21
                                                        -------------           --------------
  Net cash flows from operating activities                     13,096                   10,850
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (8,513)                  (3,629)
  Increase in other assets                                       (669)                    (244)
                                                        -------------           --------------
    Net cash flows from investing activities                   (9,182)                  (3,873)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Change in short-term investments                             (3,570)                    (445)
  Stock options exercised                                       1,685                    2,020
                                                        -------------           --------------
    Net cash flows from financing activities                   (1,885)                   1,575
                                                        -------------           --------------
Net increase in cash and cash equivalents                       2,029                    8,552

Cash and cash equivalents, Beginning of period                 35,486                   22,499
                                                        -------------           --------------

Cash and cash equivalents, End of period                $      37,515           $       31,051
                                                        =============           ==============


See notes to financial statements.

                               THE BUCKLE, INC.

                        NOTES TO FINANCIAL STATEMENTS

                     THIRTEEN AND THIRTY-NINE WEEKS ENDED
                    NOVEMBER 1, 1997 AND NOVEMBER 2, 1996

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel for fashion conscious young men and women. The Company operated 197 stores located in 26 states throughout the central, midwest, northwest, and southwest regions of the United States as of November 1, 1997, and 178 stores in 22 states as of November 2, 1996.

     During the third quarter of fiscal 1997, the Company opened five new stores. The Company opened four new stores during the third quarter of fiscal 1996.

3. Net Income Per Share - Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the periods as calculated under the treasury stock method. The earnings per share and the average weighted shares outstanding for the prior year thirteen and thirty-nine week periods have been restated to reflect the impact of the Company's 2-for-1 stock split made in the form of a 100 percent stock dividend issued on April 24, 1997.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended November 1, 1997, and November 2, 1996:

                               THE BUCKLE, INC.
                            RESULTS OF OPERATIONS


                                             Percentage of Net Sales                          Percentage of Net Sales
                                             -----------------------                          -----------------------
                                       Thirteen weeks ended       Percentage            Thirty-nine weeks ended    Percentage
                                      Nov. 1,      Nov. 2,        increase             Nov. 1,        Nov. 2,      increase
                                        1997         1996         (decrease)             1997           1996       (decrease)
                                     ----------------------------------------         ----------------------------------------
Net Sales                               100.0%       100.0%           30.3%              100.0%         100.0%          26.9%
Cost of sales(including
buying, distribution and
occupancy costs)                         63.6%        65.8%           26.0%               66.6%          69.1%          22.4%
                                     ----------------------------------------         ----------------------------------------
Gross profit                             36.4%        34.2%           38.7%               33.4%          30.9%          37.1%
Selling expenses                         17.9%        18.8%           24.0%               18.8%          19.2%          24.1%
General and
 administrative expenses                  3.0%         3.0%           27.8%                3.2%           3.1%          30.9%
                                     ----------------------------------------         ----------------------------------------
Income from operations                   15.5%        12.4%           63.9%               11.4%           8.6%          68.1%
Other income (expense)                     .6%          .4%           73.9%                 .6%            .5%          64.3%
                                     ----------------------------------------         ----------------------------------------
Income before provision
 for income taxes                        16.1%        12.8%           64.2%               12.0%           9.1%          67.9%
Provision for income                      6.1%         4.9%           61.6%                4.5%           3.5%          66.9%
taxes
                                     ----------------------------------------         ----------------------------------------
Net Income                               10.0%         7.9%           65.8%                7.5%           5.6%          68.6%
                                     ========================================         ========================================

        Net sales increased from $61.1 million in the third quarter of fiscal 1996 to $79.6 million in the third quarter of fiscal 1997, a 30.3% increase. Comparable store sales increased from the third quarter of fiscal 1996 to the third quarter of fiscal 1997 by $12.5 million or 21.1%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1996 third quarter, as well as from strong unit growth, especially in the categories of footwear, outerwear and guy's denims.

                               THE BUCKLE, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $144.3 million in the first nine months of fiscal 1996 to $183.1 million for the first nine months of fiscal 1997, a 26.9% increase. Comparable store sales for the thirty-nine weeks ended November 1, 1997 compared to the thirty-nine weeks ended November 2, 1996 increased $21.8 million or 15.9%. Sales growth of 11% for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 17 stores opened in 1996 and the opening of 16 new stores in the first thirty-nine weeks of fiscal 1997. Average sales per square foot increased 15.1% from $179.01 to $205.97.

Gross profit after buying, occupancy, and distribution expenses increased $8.1 million in the third quarter of fiscal 1997 to $28.9 million, a 38.7% increase. As a percentage of net sales, gross profit increased from 34.2% in the third quarter of fiscal 1996 to 36.4% in the third quarter of fiscal 1997. Gross profit increased $16.5 million for the first thirty-nine weeks of fiscal 1997 to $61.1 million, a 37.1% increase. As a percentage of net sales, gross profit in the first nine months increased from 30.9% for fiscal 1996, to 33.4% for fiscal 1997. This increase was attributable to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales and by improvement in the merchandise margins. Gross profit also increased due to an improvement in the actual merchandise margins for the three quarters of fiscal 1997 compared to the first three quarters of fiscal 1996.

Selling expenses increased from $11.5 million for the third quarter of fiscal 1996 to $14.3 million for the third quarter of fiscal 1997, a 24.0% increase. Selling expenses as a percentage of net sales decreased from 18.8% for the third quarter fiscal 1996, to 17.9% for the third quarter of fiscal 1997. Year-to-date selling expense rose 24.1% from $27.7 million through the first nine months of fiscal 1996 to $34.4 million for the first nine months of fiscal 1997. As a percentage of net sales, selling expense decreased from 19.2% in fiscal 1996, to 18.8% in fiscal 1997. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by strong sales to the areas of salaries and advertising expense.

General and administrative expenses increased from $1.8 million in the third quarter of fiscal 1996 to $2.3 million in the third quarter of fiscal 1997, a 27.8% increase. As a percentage of net sales, general and administrative expenses remained consistent with the prior year third quarter at 3.0%. For the first nine months of fiscal 1997, general and administrative expense rose 30.9% from $4.5 million for the three quarters ended November 2, 1996, to $5.9 million for the three quarters ended November 1, 1997. As a percentage of net sales, general and administrative expense increased to 3.2% for the first nine months of fiscal 1997 compared to 3.1% for the first nine months of fiscal 1996. Increases in general and administrative expenses, as a percentage of net sales, resulted primarily from higher bonus accruals for incentives based upon net profits. General and administrative expenses also increased due to the costs associated with filing to trade on the New York Stock Exchange.

As a result of the above changes, the Company's income from operations increased $4.8 million to $12.3 million for the third quarter of fiscal 1997 compared to $7.5 million for the third quarter of fiscal 1996, a 63.9% increase. Income from operations was 15.5% of net sales in the third quarter of fiscal 1997 compared to 12.4% in the third quarter of fiscal 1996.

                               THE BUCKLE, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income from operations, year-to-date through November 1, 1997, was $20.9 million, up $8.5 million or 68.1% from the prior year first nine months. Income from operations was 11.4% of net sales for the first nine months of fiscal 1997 compared to 8.6% for the first nine months of fiscal 1996.

For the quarter ended November 1, 1997, other income increased 73.9%. For the nine months ended November 1, 1997, other income increased 64.3%. These increases are primarily due to additional interest income, as the levels of cash and short term investments is greater than in the same periods of fiscal 1996.

Income tax expense as a percentage of pre-tax income was 37.8% in the first nine months of fiscal 1997 compared to 38.0% in the first nine months of fiscal 1996. The primary reason for the lower effective income tax rate is the growth in the amount of federal and/or state tax-exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 1997 and 1996, the Company's cash flow provided by operating activities was $13.1 million and $10.9 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. Uses of cash in the third quarter of fiscal 1997 also included the purchase of a corporate aircraft. The primary differences creating less cash flow this year versus last year are a greater build up in inventory and a higher level of capital expenditures for the first three quarters of fiscal 1997 compared to fiscal 1996.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of November 1, 1997, the Company had working capital of $65.0 million, including $37.5 million of cash and cash equivalents and short-term investments of $12.0 million. There were no bank borrowings during the first three quarters of fiscal 1997 and 1996.

During the first three quarters of fiscal 1997 and 1996 the Company invested $4.2 million and $3.5 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $1.3 million and $150,000 in the first three quarters of fiscal 1997 and 1996, respectively, in capital expenditures for the corporate headquarters. During the fiscal 1997

                               THE BUCKLE, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

third quarter, the Company began an expansion to the corporate headquarters and distribution facility. The addition will be approximately 122,000 square feet, added to the current 55,000 square foot building. The majority of the space will be used for the distribution center. The total cost of the project is currently estimated to be $7.5 million, with completion of the distribution system in the second quarter of fiscal 1998 and completion of the office expansion by the end of fiscal 1998. Also in the third quarter of fiscal 1997, the Company upgraded its corporate aircraft at a cost of $3.0 million, net of trade-in. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1997, the Company anticipates completing three additional new store construction projects. As of November 1, 1997, seven additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1997 will be approximately $13.5 million before any landlord allowances, estimated to be at approximately $2.4 million.


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1994, 1995, and 1996, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended November 1, 1997, and November 2, 1996.


FORWARD LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements, which reflect management's current views and estimates of future economic conditions, company performance and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors and general economic conditions, economic conditions in the retail apparel industry, as well as other risks and uncertainties inherent in the Company's business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

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

        (b) No reports on Form 8-K were filed by the Company during the quarter ended November 1, 1997.

                                                                      EXHIBIT 11

                               THE BUCKLE, INC.
                      COMPUTATIONS OF EARNINGS PER SHARE
                (Amounts in thousands, except per share data)
                                 (Unaudited)


                                                        Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                    ------------------------------      ------------------------------
                                                    November 1,        November 2,      November 1,        November 2,
                                                       1997               1996             1997               1996
                                                    -----------        -----------      -----------        -----------
FINANCIAL STATEMENT COMPUTATIONS:
  Net Income                                        $     7,972        $     4,807      $    13,708        $     8,131
                                                    -----------        -----------      -----------        -----------


NET INCOME PER SHARE:
  Shares used in this computation:
    Weighted average shares outstanding                  14,166             13,960           14,058             13,886
    Dilutive effect of stock options                      1,254                754            1,017                696
                                                    -----------        -----------      -----------        -----------

    Common and common equivalent shares                  15,420             14,714           15,075             14,582
                                                    ===========        ===========      ===========        ===========

Net income per share                                      $0.52              $0.33            $0.91              $0.56
                                                    ===========        ===========      ===========        ===========

                               THE BUCKLE, INC.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.


Dated: ______________, 1997                     ________________________________
                                                     DENNIS H. NELSON, President
                                                                         and CEO



Dated: ______________, 1997                     ________________________________
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO