Form 10-K405
period 1998-01-31
BUCKLE INC
filed 1998-04-30
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 31, 1998

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

       Registrant's telephone number, including area code: (308) 236-8491

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            TITLE OF CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
            --------------          -----------------------------------------
     Common Stock, $.05 par value           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $268,659,750.00 on April 13, 1998. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 5,373,195 shares.

The number of shares outstanding of the Registrant's Common Stock, as of April 13, 1998, was 14,592,221.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 28, 1998 for Registrant's 1998 Annual Meeting of Shareholders to be held May 28, 1998 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K

                                JANUARY 31, 1998

                                TABLE OF CONTENTS

                                                                      Page

                                     PART I

Item 1.  Business                                                       3

Item 2.  Properties                                                    10

Item 3.  Legal Proceedings                                             11

Item 4.  Submission of Matters to a Vote of Security Holders           11


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related             11
                  Shareholder Matters

Item 6.  Selected Financial Data                                       11

Item 7.  Management's Discussion and Analysis of Financial             11
                  Condition and Results of Operations

Item 8.  Financial Statements and Supplementary Data                   11

Item 9.  Changes In and Disagreements With Accountants on              11
                  Accounting and Financial Disclosure


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant           12

Item 11.  Executive Compensation                                       12

Item 12.  Security Ownership of Certain Beneficial Owners and          12
                  Management

Item 13.  Certain Relationships and Related Transactions               12


                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports        12
                  on Form 8-K

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better priced casual apparel for fashion conscious young men and women. As of January 31, 1998, the Company operated 199 retail stores in 26 states throughout the central United States, as well as in the northwest and southwestern states under the names "Brass Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel, including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and shoes. The Company emphasizes personalized attention to its customers and provides individual customer services such as free alterations, free gift-wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store, with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 45 stores at the start of 1988 to 199 stores by the close of fiscal 1997. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 1997 refer to the 52-week period ended January 31, 1998. Fiscal 1996 and fiscal 1995 refer to the 52 and 53-week periods ended February 1, 1997 and February 3, 1996, respectively.

The company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68847. The Company's telephone number is (308) 236-8491.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is to offer customers a wide selection of key brand name merchandise while also providing a broad range of services designed to create customer loyalty. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24 year old. The merchandise mix includes denims, casual bottoms, tops, sweaters, dresses, outerwear, accessories, and shoes. Denim is a significant contributor to total sales (over 29% of fiscal 1997 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also a significant contributor to the total sales (35% of fiscal 1997 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.

                                                                                 Percentage of Net Sales
                                                                                 -----------------------
         Merchandise                                                        Fiscal        Fiscal       Fiscal
         Group                                                               1997          1996         1995
         -----------                                                        ------        ------       -------

         Denims . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29.3%        31.6%         32.6%
         Slacks/Casual Bottoms. . . . . . . . . . . . . . . . . . . . . . .   4.0          3.4           1.7
         Tops (including sweaters)  . . . . . . . . . . . . . . . . . . . .  35.0         34.6          37.3
         Sportswear/Fashion Clothes (including dresses) . . . . . . . . . .   8.3         10.6          14.8
         Outerwear  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2.4          2.4           2.1
         Accessories  . . . . . . . . . . . . . . . . . . . . . . . . . . .   4.4          4.7           4.9
         Shoes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16.6         12.6           6.0
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    .0           .1            .6
                                                                            ------       ------        ------
                                       Total. . . . . . . . . . . . . . . . 100.0%       100.0%        100.0%
                                                                            ======       ======        ======


Brand name merchandise constitutes over 80% of the Company's sales volume. The balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style compared to the merchandise sold in other stores. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Dr. Martens, Tommy Jeans, Silver, and JNCO. The Company believes brand name merchandise will continue to constitute the substantial majority of sales.

Management believes the Company provides a unique store setting by maintaining a high level of customer service, and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and to provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by showing merchandise as coordinating outfits. The Company also offers specialized services such as free alterations, free gift wrapping, layaways, a special order system which allows stores to obtain specifically requested merchandise from other Company stores, a frequent shopper card, and The Buckle private label credit card. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately 7% of net sales has been made on a layaway basis.

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

In 1997, the store decor and fixtures were redesigned to provide an appealing, up-to-date appearance. The first store with the new design was opened February 26, 1997 in The Wolfchase Galleria in Memphis, TN. Since that time, all new and fully remodeled stores have received this design. The design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop, creating a stronger visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate. The interior is well lighted to provide true, bright color rendition of the merchandise. The fixtures that were redesigned help enhance the merchandise presentation within the stores.

Prior to the 1997 design, all stores opened and fully remodeled since June 1990 through the end of 1996 (180 stores) have the previous more contemporary format and do business as "The Buckle."

                            ADVERTISING AND PROMOTION

In fiscal 1997, The Company spent $3.2 million (net co-op reimbursements) or 1.2% of net sales on advertising and in-store point of sale materials. In the past, radio and direct mail have been the primary sources of advertising for The Company. Beginning in 1996, there has been less emphasis on direct mail coupons and more focus on in-store visual enhancements, special events and image advertising. On-screen theatre advertising is being added to the media mix in select markets as an image builder for the Company. Radio advertising will continue to be a media source used to support special events in approximately 80% of the Company's markets.

The Company publishes a corporate web site at www.buckle.com. The Internet provides an information source for investors, customers and employees. The Company will continue offering the frequent shopper program (The Buckle Primo
Card), a program designed to build customer loyalty. In-store seasonal sign kits and promotional signage is used to enhance merchandising presentations, the stores' image and special events at point of sale.

                                STORE OPERATIONS

The Company has two Vice Presidents of Sales, two regional managers, seven district managers, and 48 area managers. All district and area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel. The Company recruits interns and management trainees on college campuses and focuses on building its management organization from within. Store managers perform sales training of new employees at the store level. Salespeople displaying particular talent generally are assigned to stores operated by district managers for training as a store manager. A majority of the Company's store managers and most of its middle and upper level management are former salespeople, including the President of the Company, Dennis Nelson, and its Chairman, Dan Hirschfeld.

Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the sales performance of stores in their district/area.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor, as well as the installation of electronic article surveillance systems in more than 85% of the Company's stores. As a result, the Company achieved a shrinkage rate of 0.7% of net sales for fiscal 1997and fiscal 1996 and 0.6% for fiscal 1995.

The average store is approximately 4,650 square feet (of which the Company estimates an average of approximately 85% is selling space), and stores range in size from 2,450 square feet to 7,300 square feet.

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

In fiscal 1997, Lucky Brand Dungarees and Dr. Martens each made up 14.7% of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Current significant vendors include Lucky Brand Dungarees, Dr. Martens, Tommy Jeans, Silver, and JNCO. The Company continually strives to offer brands that are currently popular with its customers and therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company is currently in the process of expanding its corporate headquarters and distribution center, with building space and a newly designed distribution system that would allow for handling up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory, and to assist in allocating merchandise among stores. Management can track on a daily basis which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

To reduce inter-store shipping costs and to provide more timely restocking of in-season merchandise, the Company has increased its focus on warehousing a portion of initial shipments. Sales reports are then used to replenish on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors, and sizes of merchandise. This system is also designed to prevent a crowded, cluttered look in the stores at the beginning of a season.

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 1998, the Company operated 203 stores in 27 states, including 4 stores opened in 1998. The existing stores are in 6 downtown locations, 9 strip centers and 188 shopping malls. The Company anticipates opening approximately 16 additional new stores in fiscal 1998. All new stores for 1998 will be located in higher traffic shopping malls. The following table lists the location of existing stores as of April 1, 1998.

                     Location of Stores
           State                  Number of Stores
           ------                 ----------------
           Arizona                          1
           Arkansas                         5
           Colorado                         9
           Florida                          1
           Idaho                            3
           Illinois                        13
           Indiana                         11
           Iowa                            20
           Kansas                          15
           Kentucky                         4
           Louisiana                        4
           Michigan                        13
           Minnesota                        7
           Mississippi                      2
           Missouri                        11
           Montana                          4
           Nebraska                        15
           New Mexico                       4
           North Dakota                     3
           Ohio                             8
           Oklahoma                        13
           South Dakota                     3
           Texas                           19
           Tennessee                        2
           Washington                       1
           Wyoming                          1
           Wisconsin                       11
                                          ---
           Total                          203
                                          ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 45 at the beginning of 1988 to 199 at the end of fiscal 1997. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closing since the beginning of fiscal 1988 to the end of fiscal 1997:

                         Total Number of Stores Per Year


                  Fiscal            Open at start      Opened in Current
                   Year                of year               Year                 Total
            -------------------- -------------------- -------------------- --------------------
                   1988                     45                 11                     56
                   1989                     56                 10                     66
                   1990                     66                  6                     71
                   1991                     71                 15                     86
                   1992                     86                 18                    104
                   1993                    104                 27                    131
                   1994                    131                 16                    147
                   1995                    147                 17                    164
                   1996                    164                 17                    181
                   1997                    181                 19                    199

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

In 1996, The Buckle began development of an updated store design. This design was used in fiscal 1997 and will continue to be used on new stores, and any regularly scheduled remodels or relocations. The Company does not plan to remodel all existing stores with the new design at this time.

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $485,000, including construction costs of approximately $365,000 (which is prior to any construction allowance received) and inventory costs of approximately $120,000.

The Company anticipates opening approximately 20 new stores during fiscal 1998 and completing the remodeling of approximately six existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the six stores scheduled for remodeling during fiscal 1998, it is estimated that each will receive full remodeling. The Company has budgeted a total of $13.0 million (before estimated construction allowances from landlords of $1.5 million) for new store construction, remodeling, technology upgrades and construction at the corporate headquarters during fiscal 1998.

The Company plans to expand in 1998 by opening stores in two new states as well as openings in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

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

Management monitors the performance of each of its stores on a continual basis. Daily information is used to evaluate inventory, determine markdowns, analyze profitability and assist management in the scheduling and compensation of employees. Additionally, reports are generated verifying daily bank deposit information against recorded sales, identifying transactions rung at prices that differ from the PLU file, and listing selected "exception" transactions (e.g. refunds, cash paid-outs, discounts). These reports are used to help assure consistency among the stores and to help prevent losses due to error or dishonesty.

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

                                    EMPLOYEES

As of January 31, 1998, the Company had approximately 4000 employees - approximately 700 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 200 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of January 1, 1998, 553 employees participated in the medical plan, 558 in the dental plan, 571 in the life insurance plan, 533 in the long-term disability plan and 254 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost, plus 10% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise areas, the Company competes with specialty retailers such as Gap, Gadzooks, Pacific Sunwear, and Abercrombie & Fitch. The men's market also competes with certain department stores, such as Dillards, Proffitt's, May Company stores, Federated stores, and other local or regional department stores and specialty retailers, and with mail order merchandisers.

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

                                   TRADEMARKS

"Brass Buckle" and "The Buckle" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks, as management deems appropriate.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

DANIEL J. HIRSCHFELD, AGE 56. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 48. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 39. Ms. Rhoads is the Vice-President - Finance, Treasurer and a Director of the Company, and is the Chief Financial Officer. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college, and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

SCOTT PORTER, AGE 36. Mr. Porter is the Vice President-Men's Merchandising. He joined the Company in May of 1978 as a part-time salesman. In 1983, he commenced full-time employment with the Company as a store manager and began participating in buying trips. Since 1987, Mr. Porter has devoted most of his time to men's merchandising, but also is involved in other aspects of the business, including advertising and store design.

JIM SHADA, AGE 42. Mr. Shada is Vice President - Sales. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including advertising, store design and site selection.

GARY LALONE, AGE 48. Mr. Lalone is Vice President - Sales. Mr. Lalone joined the Company in March 1982 as the store manager. While managing, he became involved with the men's merchandising. Mr. Lalone became a regional manager and began participating in store site selection, advertising, store design and personnel development. Presently, the majority of Mr. Lalone 's time is spent in sales, and in helping develop and educate personnel as store managers and as regional and district managers.

S. WAYNE DAUGHERTY, AGE 54. Mr. Daugherty is Vice President - Operations and Secretary. He joined the Company in June 1978 and began working in various areas of the Company's business, including advertising, store systems development, general facilities operations, site selection and leasing. From 1988 to the present, Mr. Daugherty's primary activities have been real estate and construction, and operational purchasing.

BRETT P. MILKIE, AGE 38. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

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

The current terms of the Company's leases, including automatic renewal options, expire as follows:

                      During Fiscal           Number of expiring
                          Year                      leases
                  -------------------------- ---------------------
                       1998                           10
                       1999                            9
                       2000                           12
                       2001                           16
                       2002                           30
                       2003                           34
                       2004                           28
                       2005 and later                 67
                                                     ---
                       Total                         206
                                                     ===

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building provides approximately 55,000 square feet of space with over 50% of the area being allocated for the distribution and returns-to-vendor departments. The expanded facility will provide an additional 123,000 square feet of space, with approximately 7,000 square feet allocated as additional office space. The expansion/ remodel will continue through the end of fiscal 1998.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades in the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 1997, 1996 or 1995, and has no plans to for the foreseeable future. The Company issued a 2-for-1 stock split made in the form of a 100 percent stock dividend on April 24, 1997.

The number of record holders of the Company's common stock as of April 13, 1998 was 342. Based upon information from the principal market makers, the Company believes there are more than 3,000 beneficial owners. The last reported sales price of the Company's common stock on April 13, 1998 was $50.00.

The remainder of the information required by this item is incorporated by reference to the information on page 28 of the Company's 1997 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 11 in the Company's 1997 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 24 through 27 in the Company's 1997 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Deloitte & Touche LLP dated February 27, 1998, appearing on pages 12 through 23 of the Company's 1997 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 9 and 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 1998 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1998 Annual Shareholders' Meeting and is incorporated by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The Company's 1997 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 12 through 23 and are hereby incorporated by reference to this report:

                  Independent Auditors' Report
                  Balance Sheets as of January 31, 1998, and February 1, 1997 Statements of Income for each of the three years in the period ended January 31, 1998
                  Statements of Stockholders' Equity for each of the three
                    years in the period ended January 31, 1998
                  Statements of Cash Flows for each of the three years in the period ended January 31, 1998
                  Notes to Financial Statements for each of the three years in the period ended January 31, 1998

(A) (2)  FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

                  II.      Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 14.

(B)  REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the quarter ended January 31, 1998

(C)  EXHIBITS

See index to exhibits on pages 15 and 16.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE BUCKLE, INC.

 Date:  April 28, 1998                By:      DENNIS H. NELSON
                                               ---------------------------------
                                               Dennis H. Nelson,
                                               President and Chief Executive
                                                  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 1998.

DANIEL J. HIRSCHFELD                            ROBERT E. CAMPBELL
-----------------------------------------       ----------------------------
Daniel J. Hirschfeld                            Robert E. Campbell
Chairman of the Board and Director              Director

DENNIS H. NELSON
-----------------------------------------       ----------------------------
Dennis H. Nelson                                William D. Orr
President and Chief Executive Officer           Director
     and Director

KAREN B. RHOADS
-----------------------------------------       ----------------------------
Karen B. Rhoads                                 Bill L. Fairfield
Vice President of Finance and                   Director
     Chief Financial Officer and Director


                                                ----------------------------
                                                Ralph M. Tysdal
                                                Director

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc. as of January 31, 1998 and February 1, 1997 and for each of the three years in the period ended January 31, 1998, and have issued our report thereon dated February 27, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE, LLP

Omaha, Nebraska
February 27, 1998

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                                          Allowance for
                                                                                        Doubtful Accounts
                                                                                        ------------------
Balance, January 28, 1995                                                               $    212,321

         Amounts charged to costs and expenses                                               456,980
         Recoveries of amounts previously written off                                          7,570
         Write-off of uncollectible accounts                                                (436,498)
                                                                                        ------------
Balance, February 3, 1996                                                                    240,373

         Amounts charged to costs and expenses                                               493,232
         Recoveries of amounts previously written off                                          4,034
         Write-off of uncollectible accounts                                                (425,844)
                                                                                        ------------
Balance, February 1, 1997                                                                    311,795

         Amounts charged to costs and expenses                                               753,759
         Write-off of uncollectible accounts                                                (574,987)
                                                                                        ------------
Balance, January 31, 1998                                                               $    490,567
                                                                                        ============


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

          (10)    Material Contracts

                    (10.1) 1991 Stock Incentive Plan                            Exhibit 10.1 to Form S-1
                                                                                No. 33-46294

                    (10.2) 1991 Non-Qualified Stock Option Plan                 Exhibit 10.2 to Form S-1
                                                                                No. 33-46294

                    (10.3) Non-Qualified Stock Option Plan and                  Exhibit 10.3 to Form S-1
                           Agreement With Dennis Nelson                         No. 33-46294

                   (10.10) Cash or Deferred Profit Sharing Plan                 Exhibit 10.10 to Form S-1
                                                                                No. 33-46294
                   (10.11) Programmed Lending Note dated May 16, 1997 for
                           $5.0 million payable to First National Bank and
                           Trust Co. of Kearney

                   (10.12) Loan Agreement dated May 16, 1997
                           between The Buckle, Inc. and First
                           National Bank and Trust Co. of Kearney,
                           regarding $5.0 million line of credit.


                  (10.13)  Letter dated May 15, 1997 from
                                First National Bank and Trust Co.
                                of Kearney, regarding $5.0 million

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

                  (10.18)  1993 Executive Stock Option Plan                     Exhibit B to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 26, 1993

                  (10.19)  1995 Management Incentive Plan                       Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 2, 1995

                  (10.20)  1995 Executive Stock Option Plan                     Exhibit B to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 2, 1995

                  (10.21) 1997 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 2, 1997

                  (10.22) 1998 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 28, 1998

                  (10.23) 1997 Executive Stock Option Plan                      Exhibit B to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 28, 1998

                  (10.24) 1998 Restricted Stock Plan                            Exhibit C to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 28, 1998

         (11)     Statement regarding Computation of Pro Forma
                  Net Income Per Share

         (12)     Not applicable

         (13)     1997 Annual Report to Stockholders

         (18)     Not applicable

         (19)     Not applicable

         (22)     Not applicable

         (23)     Consent of Deloitte & Touche LLP

         (25)     Not applicable

         (28)     Not applicable
