Form 10-Q
period 1998-05-02
BUCKLE INC
filed 1998-06-12
CIK 885245

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

            [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 2, 1998

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

The number of shares issued of the Registrant's Common Stock, outstanding as of May 22, 1998 was 21,933,970 shares of Common Stock, adjusted for the Company's June 8, 1998 3:2 stock split for shareholders of record as of May 28, 1998.

                                THE BUCKLE, INC.

                                   FORM 10-Q

                                     INDEX



                                                                        Pages
                                                                        -----
Part 1.  Financial Information (unaudited)

              Balance Sheets  -  May 2, 1998 and
               January 31, 1998                                           3

              Statements of Income - thirteen weeks ended
               May 2, 1998 and May 3, 1997                                4

              Statements of Cash Flows  -  thirteen weeks ended
               May 2, 1998 and May 3, 1997                                5

              Notes to financial statements                               6

              Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7


Part 2.  Other Information                                               11


Signatures                                                               13

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                        (Columnar amounts in thousands)
                                  (Unaudited)


ASSETS                                                May 2,       January 31,
------                                                 1998            1998
CURRENT ASSETS                                      ----------     -----------
Cash and cash equivalents                           $ 44,559        $ 53,593
Short-term investments                                17,696          14,013
Accounts receivable, net of
 allowance of $490,567                                 2,044           2,149
Inventory                                             44,431          42,339
Prepaid expenses and other assets                      2,174           2,370
                                                    --------        --------
         Total current assets                        110,904         114,464

PROPERTY AND EQUIPMENT                                63,808          59,100
Less accumulated depreciation                         30,818          29,688
                                                    --------        --------
                                                      32,990          29,412

OTHER ASSETS                                             961             961
                                                    --------        --------
                                                    $144,855        $144,837
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable                                    $ 15,264        $ 17,248
Accrued employee compensation                          7,713          14,519
Accrued store operating expenses                       2,409           2,407
Gift certificates redeemable                           1,080           1,357
Income taxes payable                                   3,458           1,048
                                                    --------        --------
         Total current liabilities                    29,924          36,579

DEFERRED INCOME TAXES                                    377             377

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
 of $.01 par value; issued 21,929,208 and
 21,659,604 shares, respectively                         219             217
Additional paid-in capital                            35,069          33,709
Retained earnings                                     80,519          75,505
Unearned compensation - restricted stock              (1,253)         (1,550)
                                                    --------        --------
         Total stockholders' equity                  114,554         107,881
                                                    --------        --------
                                                    $144,855        $144,837
                                                    ========        ========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                                          Thirteen Weeks Ended
                                                          --------------------
                                                         May 2,          May 3,
                                                          1998            1997
                                                        -------         -------
SALES, net of returns and allowances                    $67,028         $48,325

COST OF SALES (including buying,
 distribution and occupancy costs)                       44,287          33,560
                                                        -------         -------

  Gross profit                                           22,741          14,765

OPERATING EXPENSES:
Selling                                                  12,952           9,785
General and administrative                                2,225           1,598
                                                        -------         -------

                                                         15,177          11,383
                                                        -------         -------

  Income from operations                                  7,564           3,382

OTHER INCOME                                                522             258
                                                        -------         -------
  Income before income taxes                              8,086           3,640

  Income tax expense                                      3,073           1,383
                                                        -------         -------

NET INCOME                                              $ 5,013         $ 2,257
                                                        =======         =======

  Basic income per share                                  $0.23           $0.11
  Diluted income per share                                $0.21           $0.10

  Basic weighted average shares outstanding              21,928          20,950
  Diluted weighted average shares outstanding            23,173          21,637


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                 Thirteen Weeks Ended
                                                                 --------------------
                                                             May 2, 1998      May 3, 1997
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $  5,013         $  2,257
  Adjustments to reconcile net income to net cash
   flows from operating activities:
     Depreciation                                                 1,371            1,262
     Loss on disposal of assets                                      47               11
  Changes in operating assets and liabilities:
     Accounts receivable                                            105             (457)
     Inventory                                                   (2,092)          (3,939)
     Prepaid expenses and other assets                              196                3
     Accounts payable                                            (1,984)           2,080
     Accrued employee compensation                               (6,806)          (3,760)
     Accrued store operating expenses                                 2             (111)
     Gift certificates redeemable                                  (277)            (214)
     Income taxes payable                                         2,410               14
                                                               --------         --------
   Net cash flows from operating activities                      (2,015)          (2,854)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Change in short-term investments                               (3,683)            (754)
  Purchase of property and equipment                             (4,995)          (1,997)
  Increase in other assets                                          -                 (5)
                                                               --------         --------
   Net cash flows from investing activities                      (8,678)          (2,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                     1,659               30
                                                               --------         --------
   Net cash flows from financing activities                       1,659               30
                                                               --------         --------

Net decrease in cash and cash equivalents                        (9,034)          (5,580)

Cash and cash equivalents, Beginning of period                   53,593           35,487
                                                               --------         --------

Cash and cash equivalents, End of period                       $ 44,559         $ 29,907
                                                               ========         ========

See notes to financial statements.

                                THE BUCKLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 2, 1998 AND MAY 3, 1997
                                  (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 31, 1998, included in The Buckle, Inc.'s 1997 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operated 204 stores located in 28 states throughout the central, northwestern and southern areas of the United States as of May 2, 1998, and 186 stores in 23 states as of May 3, 1997. During the first quarter of fiscal 1998, the Company opened six new stores, substantially renovated three stores and closed one store. During the first quarter of fiscal 1997, the Company opened five new stores.

3. Net Income Per Share - The Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share", which is applicable for fiscal years ending after December 15, 1997. FASB No. 128 requires dual presentation of Basic and Diluted earnings per share for all periods for which an income statement is presented. Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

4. Accounting Pronouncements - In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard in the first quarter of fiscal 1998 had no impact on the Company's financial statement.

     Also in June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information", which is effective in 1998. FASB No. 131 establishes standards for the way public enterprises report information about operating segments. The Company currently complies with most provisions of this statement and any incremental disclosure required by that statement is expected to be minimal.

5. Stock Split and Authorized Shares - On June 8, 1998 the Company completed a 3:2 stock split for shareholders of record as of May 28, 1998. Also, on May 28, 1998 the Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized to 100,000,000 and changing the par value per share to $0.01. All applicable amounts reflected in this Form 10-Q have been retroactively adjusted to report the affects of the stock split and the change in par value.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen week periods ended May 2, 1998, and May 3, 1997:

                                THE BUCKLE, INC.
                             RESULTS OF OPERATIONS

                             Percentage of Net Sales
                             -----------------------
                              Thirteen weeks ended    Percentage
                                 May 2,  May 3,        Increase
                                  1998    1997        (decrease)
                             -----------------------------------
Net Sales                        100.0%  100.0%          38.7%

Cost of sales (including
 buying, distribution and
 occupancy costs)                 66.1%   69.5%          32.0%
                             -----------------------------------
Gross profit                      33.9%   30.5%          54.0%
Selling expenses                  19.3%   20.2%          32.4%
General and
 administrative expenses           3.3%    3.3%          39.2%
                             -----------------------------------
Income from operations            11.3%    7.0%         123.7%
Other income                        .8%     .5%         102.3%
                             -----------------------------------
Income before provision
 for income taxes                 12.1%    7.5%         122.1%
Provision for income taxes         4.6%    2.8%         122.1%
                             -----------------------------------
Net Income                         7.5%    4.7%         122.1%
                             ===================================

Net sales increased from $48.3 million in the first quarter of fiscal 1997 to $67.0 million in the first quarter of fiscal 1998, a 38.7% increase. Comparable store sales increased from the first quarter of fiscal 1997 to the first quarter of fiscal 1998 by $13.0 million or 27.4%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1997 first quarter. Sales growth of 11.3% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the 19 stores opened in 1997 and the opening of 6 new stores in the first thirteen weeks of fiscal 1998. Average sales per square foot increased 25.4% from $55.98 to $70.22.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $8.0 million in the first quarter of fiscal 1998 to $22.7 million, a 54.0% increase. As a percentage of net sales, gross profit increased from 30.5% in the first quarter of fiscal 1997 to 33.9% in the first quarter of fiscal 1998. This increase was attributable primarily to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales. Gross profit was also improved due to an improvement in the actual merchandise margins for the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

Selling expenses increased from $9.8 million for the first quarter of fiscal 1997 to $13.0 million for the first quarter of fiscal 1998, a 32.4% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 1998 decreased to 19.3% compared to 20.2% for the first quarter of fiscal 1997. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by strong sales to the areas of salaries and advertising expense.

General and administrative expenses increased from $1.6 million in the first quarter of fiscal 1997 to $2.2 million in the first quarter of fiscal 1998, a 39.2% increase. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 1998 remained consistent with the prior year's first quarter at 3.3%.

As a result of the above changes, the Company's income from operations increased $4.2 million to $7.6 million for the first quarter of fiscal 1998 compared to $3.4 million for the first quarter of fiscal 1997, a 123.7% increase. Income from operations was 11.3% of net sales in the first quarter of fiscal 1998 compared to 7.0% in the first quarter of fiscal 1997.

For the quarter ended May 2, 1998, other income increased 102.3%. This increase was primarily due to additional interest income, as the levels of cash and short-term investments were greater than in the first quarter of 1997.

Income tax expense as a percentage of pre-tax income was 38.0% in the first quarter of both fiscal 1998 and fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 1998 and 1997, the Company's cash flow used by operating activities was $2.0 and $2.9 million, respectively.

                                THE BUCKLE, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The uses of cash for both thirteen-week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating greater usage of cash this year versus last year are a higher level of capital expenditures and a higher level of bonuses paid.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million letter of credit facility for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of May 2, 1998, the Company had working capital of $81.0 million, including $44.6 million of cash and cash equivalents and short-term investments of $17.7 million. There were no bank borrowings during the first quarter of fiscal 1998 and 1997.

During the first quarter of fiscal 1998 and 1997 the Company invested $2.5 million and $1.9 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $2.5 million and $100,000 in the first quarter of fiscal 1998 and 1997, respectively, in capital expenditures for the corporate headquarters. During the fiscal 1997 third quarter, the Company began an expansion to the corporate headquarters and distribution facility. The addition will be approximately 134,000 square feet, added to the current 55,000 square foot building. The majority of the space will be used for the distribution center, with approximately 7,000 square feet of new office space. The total cost of this project is estimated to be $7.5 million, with completion of the distribution system and new office space in the second quarter of fiscal 1998. The Company will then begin remodeling the existing office space and the former distribution area to add additional space for offices, supply department, returns-to-vendor and storage. This project is estimated to start later this year to be completed during fiscal 1999. Architectural plans and estimates are now being compiled for review. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1998, the Company anticipates completing approximately nineteen additional store construction projects, including approximately fourteen new stores and approximately five stores to be remodeled and/or relocated. As of May 2, 1998, four additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1998 will be approximately $13.0 million before any landlord allowances estimated to be $1.5 million.


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1995, 1996, and 1997, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 2, 1998, and May 3, 1997.


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

         (c)  None

         (d)  None

Item 5.  Other Information:                                       None

Item 6.  Exhibits and Reports on Form 8-K:
         (a) See Exhibit 11, statement regarding computation of earnings per share.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended May 2, 1998.

                                                                      EXHIBIT 11

                                THE BUCKLE, INC.
                       COMPUTATIONS OF EARNINGS PER SHARE
              (dollar amounts in thousands, except per share data)


                                 Thirteen Weeks Ended             Thirteen Weeks Ended
                                      May 2, 1998                      May 3, 1997
                            ------------------------------   ------------------------------
                            Income     Shares    Per Share   Income     Shares    Per Share
                                                   Amount                           Amount
Basic EPS
 Net Income                 $5,013     21,928      $0.23     $2,257     20,950      $0.11

Effect of Dilutive
Securities
 Stock Options                          1,245                              687
                            ------------------------------   ------------------------------

Diluted EPS                 $5,013     23,173      $0.21     $2,257     21,637      $0.10
                            ==============================   ==============================

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               THE BUCKLE, INC.


  Dated:               , 1998                         DENNIS H. NELSON
        ---------------                     -----------------------------------
                                            DENNIS H. NELSON, President and CEO



  Dated:               , 1998                         KAREN B. RHOADS
        ---------------                     -----------------------------------
                                                KAREN B. RHOADS, Vice President
                                                             of Finance and CFO

                                 ACKNOWLEDGMENT

     1. Dennis Nelson, currently employed by The Buckle, Inc. ("Company") of Kearney, Nebraska, will be paid an annual salary of $500,000 for so long as the employee is employed by the Company during the fiscal year ending January 30, 1999.

     2. In addition to the salary outlined in paragraph 1, above, a "Cash Award" for the above fiscal year will be paid to you provided you are employed by the Company on the last day of such fiscal year. Your Cash Award will be
calculated based upon 22.00% of the "Management Bonus Pool."   The Management
Bonus Pool will be calculated as a fixed percentage of the Company's Pre-Bonus Net Income for fiscal 1998 and shall be calculated as follows:

     (a) On the first $20 million of Pre-Bonus Net Income there shall be nothing contributed to the Management Bonus Pool.
     (b) On Pre-Bonus Net Income in excess of $20 million ("Excess Pre-Bonus Net Income"), the amount to be contributed to the Management Bonus Pool will be based upon the increase in fiscal 1998 Pre-Bonus Net Income over fiscal 1997 Pre-Bonus Net Income as follows:


            Increase in Pre-Bonus Net Income    Percentage of Excess Pre-Bonus
                                                Net Income to be Contributed to
                                                Management Bonus Pool
                       No increase                           15.0%
                       > 0 - 10%                             17.0%
                       >10 - 20%                             18.0%
                       >20 - 30%                             19.0%
                       >30%                                  20.0%

     No payment of a Cash Award for the year may be made until the Company's Pre-Bonus Net Income for the year is certified by the Compensation Committee. Any person eligible for a Cash Award who is no longer employed, for whatever reason, by the Company on the last day of such fiscal year shall forfeit any right, claim or interest to any Cash Award.

     The Cash Award will be paid on or before April 15 following the close of the fiscal year. For calculating this Cash Award, "Pre-Bonus Net Income" shall be defined as the Company's net income from operations after the deduction of all expenses, excluding administrative and store manager percentage bonuses and excluding income taxes, but including draws against such bonuses. Net income from operations does not include earnings on cash investments. For this purpose, net income shall be computed by the Company in accordance with the Company's normal accounting practices, and the Company's calculations will be final and conclusive.

     3. Restricted Stock will be granted based upon a percentage of the Cash Award and the fair market value of the Company's stock on date of certification by the Compensation Committee of the amount of the Cash Award. Restricted Stock grants will equal 10% of your Cash Award if there is either no increase or a decrease in Pre-Bonus Net Income; 20% of your Cash Award if there is up to a 30% (but not including 30%) increase in Pre-Bonus Net Income; and 30% of your Cash Award if there is a 30% or greater increase in Pre-Bonus Net Income. Restricted Stock granted pursuant to this Plan will vest 20% per year over five years. Disposal of any vested shares of Restricted Stock will be prohibited for five years, subject to waiver in the event of death or disability. The effect on income of all Restricted Stock grants will be included in the calculation of Pre-Bonus Net Income.

     4. Options to purchase 70,000 shares ("Options") of The Buckle, Inc. common stock at $33.50 per share were granted to you pursuant to the 1997 Executive Stock Option Plan as of the last day of the fiscal year preceding this Plan (1-31-98). Options granted under the Plan will vest according to the same terms as the 1997 Management Incentive Plan. Those terms include a performance feature as follows:

     4a. One-half of the Options will be earned upon determination by the Compensation Committee that the company has achieved a 10% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third on January 29, 2000 and one-third on January 28, 2001.
     4b. The second half of the Options will be earned upon determination by the Compensation Committee that the Company has achieved a 30% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third January 29, 2000 and one-third on January 28, 2001.
     4c. If the 10% and/or the 30% performance goals are not achieved, the respective options will ultimately vest on December 31, 2007, even though they have not been earned.
     4d. The 1998 Management Incentive Plan will add an "accelerator" feature for the Options so that vesting may occur sooner than the three or ten years when and if the market price of the Company's stock doubles from the fair market value of the stock at the date of the grant. All Options will also include a "reload" feature under the 1998 Management Incentive Plan.

     5. A credit limit of $3,500 has been established on your The Buckle charge account, subject to annual change as determined by management. Please make sure your charge account balance does not exceed this limit. You may have payments made to your charge account via payroll withholding during the year.

     Management is committed to reviewing its policies continually. Accordingly, the statements outlined above are subject to review and change at any time, with or without notice.

     I understand I have the right to terminate my employment with the Company at any time, with or without notice, and the Company retains the same right, with or without cause or notice. I recognize, therefore, that I am an "at will" employee.

     This acknowledgment supersedes any prior acknowledgment or agreement with the Company. This acknowledgment does not constitute an agreement of employment with the Company.

June 9, 1998
The Buckle, Inc.

Acknowledged by: _______________________________

Date:_____________________

                                 ACKNOWLEDGMENT

     1. Scott Porter, currently employed by The Buckle, Inc. ("Company") of Kearney, Nebraska, will be paid an annual salary of $250,000 for so long as the employee is employed by the Company during the fiscal year ending January 30, 1999.

     2. In addition to the salary outlined in paragraph 1, above, a "Cash Award" for the above fiscal year will be paid to you provided you are employed by the Company on the last day of such fiscal year. Your Cash Award will be
calculated based upon 12.50% of the "Management Bonus Pool."   The Management
Bonus Pool will be calculated as a fixed percentage of the Company's Pre-Bonus Net Income for fiscal 1998 and shall be calculated as follows:

     (a) On the first $20 million of Pre-Bonus Net Income there shall be nothing contributed to the Management Bonus Pool.
     (b) On Pre-Bonus Net Income in excess of $20 million ("Excess Pre-Bonus Net Income"), the amount to be contributed to the Management Bonus Pool will be based upon the increase in fiscal 1998 Pre-Bonus Net Income over fiscal 1997 Pre-Bonus Net Income as follows:

            Increase in Pre-Bonus Net Income    Percentage of Excess Pre-Bonus
                                                Net Income to be Contributed to
                                                Management Bonus Pool
                       No increase                           15.0%
                       > 0 - 10%                             17.0%
                       >10 - 20%                             18.0%
                       >20 - 30%                             19.0%
                       >30%                                  20.0%

     No payment of a Cash Award for the year may be made until the Company's Pre-Bonus Net Income for the year is certified by the Compensation Committee. Any person eligible for a Cash Award who is no longer employed, for whatever reason, by the Company on the last day of such fiscal year shall forfeit any right, claim or interest to any Cash Award.

     The Cash Award will be paid on or before April 15 following the close of the fiscal year. For calculating this Cash Award, "Pre-Bonus Net Income" shall be defined as the Company's net income from operations after the deduction of all expenses, excluding administrative and store manager percentage bonuses and excluding income taxes, but including draws against such bonuses. Net income from operations does not include earnings on cash investments. For this purpose, net income shall be computed by the Company in accordance with the Company's normal accounting practices, and the Company's calculations will be final and conclusive.

     3. Restricted Stock will be granted based upon a percentage of the Cash Award and the fair market value of the Company's stock on date of certification by the Compensation Committee of the amount of the Cash Award. Restricted Stock grants will equal 10% of your Cash Award if there is either no increase or a decrease in Pre-Bonus Net Income; 20% of your Cash Award if there is up to a 30% (but not including 30%) increase in Pre-Bonus Net Income; and 30% of your Cash Award if there is a 30% or greater increase in Pre-Bonus Net Income. Restricted Stock granted pursuant to this Plan will vest 20% per year over five years. Disposal of any vested shares of Restricted Stock will be prohibited for five years, subject to waiver in the event of death or disability. The effect on income of all Restricted Stock grants will be included in the calculation of Pre-Bonus Net Income.

     4. Options to purchase 39,000 shares ("Options") of The Buckle, Inc. common stock at $33.50 per share were granted to you pursuant to the 1997 Executive Stock Option Plan as of the last day of the fiscal year preceding this Plan (1-31-98). Options granted under the Plan will vest according to the same terms as the 1997 Management Incentive Plan. Those terms include a performance feature as follows:

     4a. One-half of the Options will be earned upon determination by the Compensation Committee that the company has achieved a 10% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third on January 29, 2000 and one-third on January 28, 2001.
     4b. The second half of the Options will be earned upon determination by the Compensation Committee that the Company has achieved a 30% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third January 29, 2000 and one-third on January 28, 2001.
     4c. If the 10% and/or the 30% performance goals are not achieved, the respective options will ultimately vest on December 31, 2007, even though they have not been earned.
     4d. The 1998 Management Incentive Plan will add an "accelerator" feature for the Options so that vesting may occur sooner than the three or ten years when and if the market price of the Company's stock doubles from the fair market value of the stock at the date of the grant. All Options will also include a "reload" feature under the 1998 Management Incentive Plan.

     5. A credit limit of $3,500 has been established on your The Buckle charge account, subject to annual change as determined by management. Please make sure your charge account balance does not exceed this limit. You may have payments made to your charge account via payroll withholding during the year.

     Management is committed to reviewing its policies continually. Accordingly, the statements outlined above are subject to review and change at any time, with or without notice.

     I understand I have the right to terminate my employment with the Company at any time, with or without notice, and the Company retains the same right, with or without cause or notice. I recognize, therefore, that I am an "at will" employee.

     This acknowledgment supersedes any prior acknowledgment or agreement with the Company. This acknowledgment does not constitute an agreement of employment with the Company.

June 9, 1998
The Buckle, Inc.

Acknowledged by: _______________________________

Date:_____________________

                                 ACKNOWLEDGMENT

     1. Jim Shada, currently employed by The Buckle, Inc. ("Company") of Kearney, Nebraska, will be paid an annual salary of $225,000 for so long as the employee is employed by the Company during the fiscal year ending January 30, 1999.

     2. In addition to the salary outlined in paragraph 1, above, a "Cash Award" for the above fiscal year will be paid to you provided you are employed by the Company on the last day of such fiscal year. Your Cash Award will be
calculated based upon 11.30% of the "Management Bonus Pool."   The Management
Bonus Pool will be calculated as a fixed percentage of the Company's Pre-Bonus Net Income for fiscal 1998 and shall be calculated as follows:

     (a) On the first $20 million of Pre-Bonus Net Income there shall be nothing contributed to the Management Bonus Pool.
     (b) On Pre-Bonus Net Income in excess of $20 million ("Excess Pre-Bonus Net Income"), the amount to be contributed to the Management Bonus Pool will be based upon the increase in fiscal 1998 Pre-Bonus Net Income over fiscal 1997 Pre-Bonus Net Income as follows:

            Increase in Pre-Bonus Net Income    Percentage of Excess Pre-Bonus
                                                Net Income to be Contributed to
                                                Management Bonus Pool
                       No increase                           15.0%
                       > 0 - 10%                             17.0%
                       >10 - 20%                             18.0%
                       >20 - 30%                             19.0%
                       >30%                                  20.0%

     No payment of a Cash Award for the year may be made until the Company's Pre-Bonus Net Income for the year is certified by the Compensation Committee. Any person eligible for a Cash Award who is no longer employed, for whatever reason, by the Company on the last day of such fiscal year shall forfeit any right, claim or interest to any Cash Award.

     The Cash Award will be paid on or before April 15 following the close of the fiscal year. For calculating this Cash Award, "Pre-Bonus Net Income" shall be defined as the Company's net income from operations after the deduction of all expenses, excluding administrative and store manager percentage bonuses and excluding income taxes, but including draws against such bonuses. Net income from operations does not include earnings on cash investments. For this purpose, net income shall be computed by the Company in accordance with the Company's normal accounting practices, and the Company's calculations will be final and conclusive.

     3. Restricted Stock will be granted based upon a percentage of the Cash Award and the fair market value of the Company's stock on date of certification by the Compensation Committee of the amount of the Cash Award. Restricted Stock grants will equal 10% of your Cash Award if there is either no increase or a decrease in Pre-Bonus Net Income; 20% of your Cash Award if there is up to a 30% (but not including 30%) increase in Pre-Bonus Net Income; and 30% of your Cash Award if there is a 30% or greater increase in Pre-Bonus Net Income. Restricted Stock granted pursuant to this Plan will vest 20% per year over five years. Disposal of any vested shares of Restricted Stock will be prohibited for five years, subject to waiver in the event of death or disability. The effect on income of all Restricted Stock grants will be included in the calculation of Pre-Bonus Net Income.

     4. Options to purchase 23,100 shares ("Options") of The Buckle, Inc. common stock at $33.50 per share were granted to you pursuant to the 1997 Executive Stock Option Plan as of the last day of the fiscal year preceding this Plan (1-31-98). Options granted under the Plan will vest according to the same terms as the 1997 Management Incentive Plan. Those terms include a performance feature as follows:

     4a. One-half of the Options will be earned upon determination by the Compensation Committee that the company has achieved a 10% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third on January 29, 2000 and one-third on January 28, 2001.
     4b. The second half of the Options will be earned upon determination by the Compensation Committee that the Company has achieved a 30% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third January 29, 2000 and one-third on January 28, 2001.
     4c. If the 10% and/or the 30% performance goals are not achieved, the respective options will ultimately vest on December 31, 2007, even though they have not been earned.
     4d. The 1998 Management Incentive Plan will add an "accelerator" feature for the Options so that vesting may occur sooner than the three or ten years when and if the market price of the Company's stock doubles from the fair market value of the stock at the date of the grant. All Options will also include a "reload" feature under the 1998 Management Incentive Plan.

     5. A credit limit of $3,500 has been established on your The Buckle charge account, subject to annual change as determined by management. Please make sure your charge account balance does not exceed this limit. You may have payments made to your charge account via payroll withholding during the year.

     Management is committed to reviewing its policies continually. Accordingly, the statements outlined above are subject to review and change at any time, with or without notice.

     I understand I have the right to terminate my employment with the Company at any time, with or without notice, and the Company retains the same right, with or without cause or notice. I recognize, therefore, that I am an "at will" employee.

     This acknowledgment supersedes any prior acknowledgment or agreement with the Company. This acknowledgment does not constitute an agreement of employment with the Company.

June 9, 1998
The Buckle, Inc.

Acknowledged by: _______________________________

Date:_____________________

                                 ACKNOWLEDGMENT

     1. Gary Lalone, currently employed by The Buckle, Inc. ("Company") of Kearney, Nebraska, will be paid an annual salary of $200,000 for so long as the employee is employed by the Company during the fiscal year ending January 30, 1999.

     2. In addition to the salary outlined in paragraph 1, above, a "Cash Award" for the above fiscal year will be paid to you provided you are employed by the Company on the last day of such fiscal year. Your Cash Award will be
calculated based upon 10.00% of the "Management Bonus Pool."   The Management
Bonus Pool will be calculated as a fixed percentage of the Company's Pre-Bonus Net Income for fiscal 1998 and shall be calculated as follows:

     (a) On the first $20 million of Pre-Bonus Net Income there shall be nothing contributed to the Management Bonus Pool.
     (b) On Pre-Bonus Net Income in excess of $20 million ("Excess Pre-Bonus Net Income"), the amount to be contributed to the Management Bonus Pool will be based upon the increase in fiscal 1998 Pre-Bonus Net Income over fiscal 1997 Pre-Bonus Net Income as follows:

            Increase in Pre-Bonus Net Income    Percentage of Excess Pre-Bonus
                                                Net Income to be Contributed to
                                                Management Bonus Pool
                       No increase                           15.0%
                       > 0 - 10%                             17.0%
                       >10 - 20%                             18.0%
                       >20 - 30%                             19.0%
                       >30%                                  20.0%

     No payment of a Cash Award for the year may be made until the Company's Pre-Bonus Net Income for the year is certified by the Compensation Committee. Any person eligible for a Cash Award who is no longer employed, for whatever reason, by the Company on the last day of such fiscal year shall forfeit any right, claim or interest to any Cash Award.

     The Cash Award will be paid on or before April 15 following the close of the fiscal year. For calculating this Cash Award, "Pre-Bonus Net Income" shall be defined as the Company's net income from operations after the deduction of all expenses, excluding administrative and store manager percentage bonuses and excluding income taxes, but including draws against such bonuses. Net income from operations does not include earnings on cash investments. For this purpose, net income shall be computed by the Company in accordance with the Company's normal accounting practices, and the Company's calculations will be final and conclusive.

     3. Restricted Stock will be granted based upon a percentage of the Cash Award and the fair market value of the Company's stock on date of certification by the Compensation Committee of the amount of the Cash Award. Restricted Stock grants will equal 10% of your Cash Award if there is either no increase or a decrease in Pre-Bonus Net Income; 20% of your Cash Award if there is up to a 30% (but not including 30%) increase in Pre-Bonus Net Income; and 30% of your Cash Award if there is a 30% or greater increase in Pre-Bonus Net Income. Restricted Stock granted pursuant to this Plan will vest 20% per year over five years. Disposal of any vested shares of Restricted Stock will be prohibited for five years, subject to waiver in the event of death or disability. The effect on income of all Restricted Stock grants will be included in the calculation of Pre-Bonus Net Income.

     4. Options to purchase 23,100 shares ("Options") of The Buckle, Inc. common stock at $33.50 per share were granted to you pursuant to the 1997 Executive Stock Option Plan as of the last day of the fiscal year preceding this Plan (1-31-98). Options granted under the Plan will vest according to the same terms as the 1997 Management Incentive Plan. Those terms include a performance feature as follows:

     4a. One-half of the Options will be earned upon determination by the Compensation Committee that the company has achieved a 10% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third on January 29, 2000 and one-third on January 28, 2001.
     4b. The second half of the Options will be earned upon determination by the Compensation Committee that the Company has achieved a 30% increase in Pre-Bonus Net Income for fiscal 1998. These earned options will vest one-third immediately, one third January 29, 2000 and one-third on January 28, 2001.
     4c. If the 10% and/or the 30% performance goals are not achieved, the respective options will ultimately vest on December 31, 2007, even though they have not been earned.
     4d. The 1998 Management Incentive Plan will add an "accelerator" feature for the Options so that vesting may occur sooner than the three or ten years when and if the market price of the Company's stock doubles from the fair market value of the stock at the date of the grant. All Options will also include a "reload" feature under the 1998 Management Incentive Plan.

     5. A credit limit of $3,500 has been established on your The Buckle charge account, subject to annual change as determined by management. Please make sure your charge account balance does not exceed this limit. You may have payments made to your charge account via payroll withholding during the year.

     Management is committed to reviewing its policies continually. Accordingly, the statements outlined above are subject to review and change at any time, with or without notice.

     I understand I have the right to terminate my employment with the Company at any time, with or without notice, and the Company retains the same right, with or without cause or notice. I recognize, therefore, that I am an "at will" employee.

     This acknowledgment supersedes any prior acknowledgment or agreement with the Company. This acknowledgment does not constitute an agreement of employment with the Company.

June 9, 1998
The Buckle, Inc.

Acknowledged by: _______________________________

Date:_____________________