Form 10-Q
period 1998-08-01
BUCKLE INC
filed 1998-09-14
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended AUGUST 1, 1998

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



       Registrant's telephone number, including area code: (308) 236-8491
-------------------------------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

The number of shares issued of the Registrant's Common Stock, outstanding as of August 29, 1998 was 22,001,604 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                                   Pages
                                                                                                   -----
Part 1.  Financial Information (unaudited)

                  Balance Sheets  -  August 1, 1998 and
                     January 31, 1998                                                                3

                  Statements of Income  -  thirteen and twenty-six weeks
                             ended August 1, 1998 and August 2, 1997                                 4

                  Statements of Cash Flows  -  twenty-six weeks ended
                     August 1, 1998 and August 2, 1997                                               5

                  Notes to financial statements                                                      6

                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             8


Part 2.  Other Information                                                                          12


Signatures                                                                                          14





                               THE BUCKLE, INC.
                                BALANCE SHEETS
                        (columnar amounts in thousands)
                                  (Unaudited)

ASSETS                                                  August 1,      January 31,
CURRENT ASSETS:                                           1998           1998
                                                       ----------     -----------

Cash and cash equivalents                              $  42,851      $  53,593
Short-term investments                                    21,279         14,013
Accounts receivable, net of
  allowance of $490,567                                    3,218          2,149
Inventory                                                 46,918         42,339
Prepaid expenses and other assets                          2,341          2,370
                                                       ---------      ---------

              Total current assets                       116,607        114,464

PROPERTY AND EQUIPMENT:                                   67,469         59,100
Less accumulated depreciation                             31,828         29,688
                                                       ---------      ---------

                                                          35,641         29,412

OTHER ASSETS                                                 962            961
                                                       ---------      ---------

                                                       $ 153,210      $ 144,837
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                       $  17,382      $  17,248
Accrued employee compensation                              9,469         14,519
Accrued store operating expenses                           2,878          2,407
Gift certificates redeemable                               1,043          1,357
Income taxes payable                                       1,031          1,048
                                                       ---------      ---------

              Total current liabilities                   31,803         36,579

DEFERRED INCOME TAXES                                        377            377

STOCKHOLDERS' EQUITY:
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 22,001,042 and
  21,659,604 shares, respectively                            220            217
Additional paid-in capital                                35,440         33,709
Retained earnings                                         86,557         75,505
Unearned compensation - restricted stock                  (1,187)        (1,550)
                                                       ---------      ---------

              Total stockholders' equity                 121,030        107,881
                                                       ---------      ---------

                                                       $ 153,210      $ 144,837
                                                       =========      =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                            Thirteen Weeks Ended                Twenty-six Weeks Ended
                                                            --------------------                ----------------------
                                                        August 1,           August 2,          August 1,         August 2,
                                                          1998               1997               1998               1997
                                                       ----------          ----------          ---------        ----------

SALES, net of returns and allowances                     $ 70,506           $ 55,220           $137,534           $103,545
COST OF SALES (including buying,
  distribution and occupancy costs)                        46,240             37,779             90,527             71,339
                                                         --------           --------           --------           --------
      Gross profit                                         24,266             17,441             47,007             32,206

OPERATING EXPENSES:
Selling                                                    12,812             10,321             25,764             20,106
General and administrative                                  2,141              1,934              4,366              3,532
                                                         --------           --------           --------           --------

                                                           14,953             12,255             30,130             23,638
                                                         --------           --------           --------           --------

      Income from operations                                9,313              5,186             16,877              8,568

OTHER INCOME                                                  333                401                855                660
                                                         --------           --------           --------           --------
      Income before income taxes                            9,646              5,587             17,732              9,228

      Income tax expense                                    3,608              2,108              6,680              3,492
                                                         --------           --------           --------           --------

NET INCOME                                               $  6,038           $  3,479           $ 11,052           $  5,736
                                                         ========           ========           ========           ========

      Basic income per share                             $   0.27           $   0.17           $   0.50           $   0.27
      Diluted income per share                           $   0.26           $   0.16           $   0.48           $   0.26

      Basic shares outstanding                             22,001             21,062             21,965             21,006
      Diluted shares outstanding                           23,226             22,194             23,199             21,916


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)


                                                            Twenty-six Weeks Ended
                                                            ----------------------
                                                      August 1, 1998       August 2, 1997
                                                    -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                        $ 11,052             $  5,736
      Adjustments to reconcile net income to net cash
         flows from operating activities:
            Depreciation                                   3,001                2,570
            Loss on disposal of assets                       207                   23
      Changes in assets and liabilities:
            Accounts receivable                           (1,069)              (2,421)
            Inventory                                     (4,579)             (11,896)
            Prepaid expenses and other assets                 29                 (237)
            Accounts payable                                 134                7,666
            Accrued employee compensation                 (5,050)              (2,569)
            Accrued store operating expenses                 471                  485
            Gift certificates redeemable                    (314)                (254)
            Income taxes payable                             (17)                (662)
                                                        --------             --------
         Net cash flows from operating activities          3,865               (1,559)
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                  (9,437)              (2,935)
      Increase in other assets                                (1)                  (8)
                                                        --------             --------
         Net cash flows from investing activities         (9,438)              (2,943)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in short-term investments                    (7,266)              (2,284)
      Stock options exercised                              2,097                  677
                                                        --------             --------
          Net cash flows from financing activities        (5,169)              (1,607)
                                                        --------             --------

Net decrease in cash and cash equivalents                (10,742)              (6,109)

Cash and cash equivalents, Beginning of period            53,593               35,486
                                                        --------             --------

Cash and cash equivalents, End of period                $ 42,851             $ 29,377
                                                        ========             ========


See notes to financial statements.

                                THE BUCKLE, INC.

                          NOTES TO FINANCIAL STATEMENTS

      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operated 209 stores located in 28 states throughout the central, northwestern, and southern regions of the United States as of August 1, 1998, and 192 stores in 25 states as of August 2, 1997. During the second quarter of fiscal 1998, the Company opened five new stores and substantially renovated two stores. During the second quarter of fiscal 1997, the Company opened six new stores and substantially renovated one store.

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

5. Stock Split and Authorized Shares - On June 8, 1998 the Company completed a 3 for 2 stock split for shareholders of record as of May 28, 1998. Also, on May 28, 1998 the Company's shareholders approved an amendment to the Articles of Incorporation increasing the number of shares of common stock authorized to 100,000,000 and changing the par value per share to $0.01. All applicable amounts reflected in this Form 10-Q have been retroactively adjusted to report the affects of the stock split and the change in par value.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended August 1, 1998, and August 2, 1997:

                                THE BUCKLE, INC.
                             RESULTS OF OPERATIONS

                                         Percentage of Net Sales                     Percentage of Net Sales
                                         -----------------------                     -----------------------
                                      Thirteen weeks ended    Percentage      Twenty-six weeks ended    Percentage
                                  August 1,    August 2,      increase        August 1,    August 2,     increase
                                    1998          1997        (decrease)        1998         1997       (decrease)
                                 -------------------------- -------------    ------------------------- --------------
Net Sales                             100.0%        100.0%         27.7%          100.0%       100.0%          32.8%
Cost of sales (including
 buying, distribution and
 occupancy costs)                      65.6%         68.4%         22.4%           65.8%        68.9%          26.9%
                                 ----------------------------------------    ----------------------------------------
Gross profit                           34.4%         31.6%         39.1%           34.2%        31.1%          46.0%
Selling expenses                       18.2%         18.7%         24.1%           18.7%        19.4%          28.1%
General and
 Administrative expenses                3.0%          3.5%         10.7%            3.2%         3.4%          23.6%
                                 ----------------------------------------    ----------------------------------------
Income from operations                 13.2%          9.4%         79.6%           12.3%         8.3%          97.0%
Other income                             .5%           .7%        -17.0%             .6%          .6%          29.7%
                                 ----------------------------------------    ----------------------------------------
Income before income
   Taxes                               13.7%         10.1%         72.6%           12.9%         8.9%          92.2%
Income tax expense                      5.1%          3.8%         71.2%            4.9%         3.4%          91.4%
                                 ----------------------------------------    ----------------------------------------
Net Income                              8.6%          6.3%         73.6%            8.0%         5.5%          92.7%
                                 ========================================    ========================================



Net sales increased from $55.2 million in the second quarter of fiscal 1997 to $70.5 million in the second quarter of fiscal 1998, a 27.7% increase. Comparable store sales increased from the second quarter of fiscal 1997 to the second quarter of fiscal 1998 by $9.6 million or 17.6%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1997 second quarter and partially from strong sales in the accessory categories and gal's footwear.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $103.5 million in the first six months of fiscal 1997 to $137.5 million for the first six months of fiscal 1998, a 32.8% increase. Comparable store sales for the twenty-six weeks ended August 1, 1998 compared to the twenty-six weeks ended August 2, 1997 increased $22.4 million or 22.3%. Sales growth of 10.5% for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 19 stores opened in 1997 and the opening of 11 new stores in the first twenty-six weeks of fiscal 1998. Average sales per square foot increased 21.3% from $117.62 to $142.70.

Gross profit after buying, occupancy, and distribution expenses increased $6.8 million in the second quarter of fiscal 1998 to $24.3 million, a 39.1% increase. As a percentage of net sales, gross profit increased from 31.6% in the second quarter of fiscal 1997 to 34.4% in the second quarter of fiscal 1998. Gross profit increased $14.8 million for the first twenty-six weeks of fiscal 1998 to $47.0 million, a 46.0% increase. As a percentage of net sales, gross profit in the first six months increased from 31.1% for fiscal 1997, to 34.2% for fiscal 1998. The increase for both the three and six month periods was attributable to a decrease in occupancy costs as a percentage of net sales due to leverage provided by the strong increase in comparable store sales. Gross profit also increased due to an improvement in the actual merchandise margins for the three and six months of fiscal 1998 compared to the same periods of fiscal 1997.

Selling expenses increased from $10.3 million for the second quarter of fiscal 1997 to $12.8 million for the second quarter of fiscal 1998, a 24.1% increase. Selling expenses as a percentage of net sales decreased from 18.7% for fiscal 1997 to 18.2% for fiscal 1998. Year-to-date selling expense rose 28.1% from $20.1 million through the first half of fiscal 1997 to $25.8 million for the first half of fiscal 1998. As a percentage of net sales, selling expense in the first six months decreased from 19.4% for fiscal 1997, to 18.7% for fiscal 1998. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by strong sales to the areas of salaries and advertising expense.

General and administrative expenses increased from $1.9 million in the second quarter of fiscal 1997 to $2.1 million in the second quarter of fiscal 1998, a 10.7% increase. As a percentage of net sales, general and administrative expenses decreased to 3.0% for the second quarter of fiscal 1998 compared to 3.5% for the second quarter of fiscal 1997. For the first half of fiscal 1998, general and administrative expense rose 23.6% from $3.5 million for the six months ended August 2, 1997, to $4.4 million for the six months ended August 1, 1998. As a percentage of net sales, general and administrative expense decreased to 3.2% for the first half of fiscal 1998 compared to 3.4% for the first half of fiscal 1997. Decreases in general and administrative expenses for the first six months, as a percentage of net sales, resulted primarily from leverage of fixed costs based upon strong comparable store sales, partially offset by higher bonus accruals for incentives based upon higher net profits.

As a result of the above changes, the Company's income from operations increased $4.1 million to $9.3 million for the second quarter of fiscal 1998 compared to $5.2 million for the second quarter of fiscal 1997, a 79.6% increase. Income from operations was 13.2% of net sales in the second quarter of fiscal 1998 compared to 9.4% in the second quarter of fiscal 1997. Income from operations, year-to-date through August 1, 1998, was $16.9 million, up $8.3 million from the prior

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year first half. Income from operations was 12.3% of net sales for the first six months of fiscal 1998 compared to 8.3% for the first six months of fiscal 1997.

For the quarter ended August 1, 1998, other income decreased 17.0%. For the six months ended August 1, 1998, other income increased 29.7%. The decrease in the second quarter was due to abandonment losses on disposal of fixed assets. The increase year-to-date is primarily due to additional interest income, as the level of cash and short-term investments was greater than in the same period of fiscal 1997.

Income tax expense as a percentage of pre-tax income was 37.7% in the first half of fiscal 1998 compared to 37.8% in the first half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 1998, the Company's had positive cash flow from operating activities of $3.9 million. During the first half of fiscal 1997, the Company's cash flow used by operating activities was $1.6 million.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating less cash flow this year versus last year are a higher level of capital expenditures, including the corporate headquarters expansion, and a greater increase in short-term investments.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of August 1, 1998, the Company had working capital of $84.8 million, including $42.9 million of cash and cash equivalents and short term investments of $21.3 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 1998 and 1997.

During the first half of fiscal 1998 and 1997 the Company invested $4.6 million and $2.7 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $4.8 million and $200,000 in the first half of fiscal 1998 and 1997, respectively, in capital expenditures for the corporate headquarters and distribution center. During the fiscal 1997 third quarter, the Company began an expansion to the corporate headquarters and distribution facility. The addition

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

is approximately 134,000 square feet, added to the current 55,000 square foot building. The majority of the space will be used for the distribution center, with approximately 7,000 square feet of new office space. The total cost of this project is estimated to be $7.5 million. The distribution system was completed in July 1998 and work will continue on the new office space. Remodeling will then begin on the existing office space and the former distribution area to add additional space for offices, supply department, returns-to-vendor and storage. This project is estimated to start later this year and be completed during fiscal 1999. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1998, the Company anticipates completing approximately sixteen additional store construction projects, including approximately fifteen new stores and approximately one store to be remodeled and/or relocated. As of August 1, 1998, twelve additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1998 will be approximately $13.0 million before any landlord allowances, estimated to be at approximately $1.5 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1995, 1996, and 1997, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended August 1, 1998, and August 2, 1997.

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

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings:                                           None

Item 2.   Changes in Securities:                                       None

Item 3.   Defaults Upon Senior Securities:                             None

Item 4.   Submission of Matters to a Vote of Security Holders:
         (a) May 28, 1998, Annual Meeting
         (b) Board of Directors:

               Daniel J. Hirschfeld             Robert E. Campbell
               Dennis H. Nelson                 William D. Orr
               Karen B. Rhoads                  Ralph M. Tysdal
               Bill L. Fairfield

                                                                                  NUMBER OF SHARES*
                                                                                  -----------------
                                                                          For         Against            Abstain
                                                                          ---         -------            -------
         (c)  1.  Election of Board of Directors:
                    Daniel J. Hirschfeld                            13,645,380           0               176,516
                    Dennis H. Nelson                                13,645,380           0               176,516
                    Karen B. Rhoads                                 13,645,387           0               176,516
                    Bill L. Fairfield                               13,612,720           0               176,516
                    Robert E. Campbell                              13,612,724           0               176,516
                    William D. Orr                                  13,619,650           0               176,516
                    Ralph M. Tysdal                                 13,611,091           0               176,516
             2.   Appoint Deloitte & Touche LLP as
                  independent accountants.                          13,798,500           2,233             3,259
             3.   Approval to increase authorized
                  stock and decrease par value                      11,399,602       2,400,021             4,369
             4.   Approval of the Company's 1998
                  Management Incentive Plan                         12,688,194         283,517             7,298
             5.   Approval of the Company's 1997
                  Executive Stock Option Plan                       10,195,721       2,750,686            32,602
             6.   Approval of the Company's 1998
                  Restricted Stock Plan                             10,311,722       2,654,868            12,419
             7.   Approval of amendment to the
                  Company's 1993 Director Stock
                  Option Plan                                       10,475 089       2,489,475            14,445
                  *includes only shares represented in person or by proxy at the annual meeting
         (d)  None

Item 5.   Other Information:                                           None

Item 6.  Exhibits and Reports on Form 8-K:
         (a)      See Exhibit 11, statement regarding computation of earnings per share.
         (b)      No reports on Form 8-K were filed by the Company during the quarter ended August 1, 1998.



                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                              THE BUCKLE, INC.


Dated: ______________, 1998                     ________________________________
                                             DENNIS H. NELSON, President and CEO




Dated: ______________, 1998                     ________________________________
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO