Form 10-Q
period 1998-10-31
BUCKLE INC
filed 1998-12-14
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended OCTOBER 31, 1998

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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



       Registrant's telephone number, including area code: (308) 236-8491
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares issued of the Registrant's Common Stock, outstanding as of November 30, 1998 was 21,965,266 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                           Pages
Part 1.  Financial Information (unaudited)

                  Balance Sheets  -  October 31, 1998 and
                     January 31, 1998                                        3

                  Statements of Income  -  thirteen and thirty-nine weeks
                     ended October 31, 1998 and November 1, 1997             4

                  Statements of Cash Flows  -  thirty-nine weeks ended
                     October 31, 1998 and November 1, 1997                   5

                  Notes to financial statements                              6

                  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     8


Part 2.  Other Information                                                   13


Signatures                                                                   15

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (columnar amounts in thousands)
                                   (unaudited)


ASSETS                                               October 31,        January 31,
CURRENT ASSETS:                                         1998               1998
                                                  -------------        ------------
Cash and cash equivalents                         $     48,909        $     53,593
Short-term investments                                  23,729              14,013
Accounts receivable, net of allowance
  of $488,105 and $490,567, respectively                 4,185               2,149
Inventory                                               53,944              42,339
Prepaid expenses and other assets                        2,877               2,370
                                                  -------------        ------------
                                                       133,644             114,464
              Total current assets

PROPERTY AND EQUIPMENT:                                 71,537              59,100
Less accumulated depreciation                           33,635              29,688
                                                  -------------        ------------
                                                        37,902              29,412


OTHER ASSETS                                               957                 961
                                                  -------------        ------------
                                                  $    172,503         $   144,837
                                                  =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                  $     20,934         $    17,248
Accrued employee compensation                           15,039              14,519
Accrued store operating expenses                         3,453               2,407
Gift certificates redeemable                             1,057               1,357
Income taxes payable                                     1,473               1,048
                                                  -------------        ------------
                                                        41,956              36,579
               Total current liabilities

DEFERRED INCOME TAXES                                      377                 377

STOCKHOLDERS' EQUITY:
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,958,366 and
  21,659,604 shares, respectively                          220                 217
Additional paid-in capital                              33,922              33,709
Retained earnings                                       97,149              75,505
Unearned compensation - restricted stock                (1,121)             (1,550)
                                                  ------------         -----------
               Total stockholders' equity              130,170             107,881
                                                  ------------         -----------
                                                  $    172,503         $   144,837
                                                  ============         ===========


See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (unaudited)

                                       Thirteen Weeks Ended       Thirty-nine Weeks Ended
                                      ----------------------     -----------------------
                                      October 31, November 1,    October 31,  November 1,
                                         1998        1997          1998         1997
                                       --------    -------        --------   ---------

SALES, net of returns and allowances   $ 96,818   $ 79,604        $234,352   $183,149

COST OF SALES (including buying,
  distribution and occupancy costs)      61,251     50,662         151,778    122,001
                                       --------   --------        --------   --------

      Gross profit                       35,567     28,942          82,574     61,148

OPERATING EXPENSES:
Selling                                  16,425     14,258          42,189     34,364
General and administrative                2,688      2,342           7,054      5,874
                                       --------   --------        --------   --------

                                         19,113     16,600          49,243     40,238
                                       --------   --------        --------   --------

      Income from operations             16,454     12,342          33,331     20,910

OTHER INCOME                                549        454           1,404      1,114
                                       --------   --------        --------   --------
      Income before income taxes         17,003     12,796          34,735     22,024

      Income tax expense                  6,411      4,824          13,091      8,316
                                       --------   --------        --------   --------

NET INCOME                             $ 10,592   $  7,972        $ 21,644   $ 13,708
                                       ========   ========        ========   ========

      Basic income per share           $   0.48   $   0.38        $   0.99   $   0.65
      Diluted income per share         $   0.46   $   0.36        $   0.94   $   0.62

      Basic shares outstanding           21,958     21,248          21,963     21,087
      Diluted shares outstanding         22,999     22,434          23,133     22,088


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (unaudited)


                                                                    Thirty-nine Weeks Ended
                                                                    -----------------------
                                                                    October 31,    November 1,
                                                                       1998          1997
                                                                   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                   $   21,644     $   13,708
      Adjustments to reconcile net income to net cash
         flows from operating activities:
            Depreciation                                                4,824          3,897
            Loss on disposal of assets                                    218             31
      Changes in assets and liabilities:
            Accounts receivable                                        (2,036)        (1,515)
            Inventory                                                 (11,605)       (13,742)
            Prepaid expenses and other assets                            (507)          (167)
            Accounts payable                                            3,686          6,603
            Accrued employee compensation                                 520          1,970
            Accrued store operating expenses                            1,046            874
            Gift certificates redeemable                                 (300)          (234)
            Income taxes payable                                          425          1,671
                                                                   -----------    -----------
         Net cash flows from operating activities                      17,915         13,096
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment                              (13,532)        (8,513)
      Change in other assets                                                4           (669)
                                                                   -----------    -----------
         Net cash flows from investing activities                     (13,528)        (9,182)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Change in short-term investments                                 (9,716)        (3,570)
      Stock options exercised                                             645          1,685
                                                                   -----------    -----------
          Net cash flows from financing activities                     (9,071)        (1,885)
                                                                   -----------    -----------

Net change in cash and cash equivalents                                (4,684)         2,029

Cash and cash equivalents, Beginning of period                         53,593         35,486
                                                                   -----------    -----------

Cash and cash equivalents, End of period                           $   48,909     $   37,515
                                                                   ===========    ===========

See notes to financial statements.

                                THE BUCKLE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      OCTOBER 31, 1998 AND NOVEMBER 1, 1997

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operated 217 stores located in 29 states throughout the central, northwestern, and southern regions of the United States as of October 31, 1998, and 197 stores in 26 states as of November 1, 1997. During the third quarter of fiscal 1998, the Company opened eight new stores. During the third quarter of fiscal 1997, the Company opened five new stores.

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

4. Accounting Pronouncements - In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this standard in the first quarter of fiscal 1998 had no impact on the Company's financial statements.

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

                                THE BUCKLE, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 31, 1998, and November 1, 1997:


                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS


                                      Percentage of Net Sales                  Percentage of Net Sales
                                      -----------------------                  -----------------------
                                Thirteen weeks ended     Percentage       Thirty-nine weeks ended   Percentage
                               Oct. 31,       Nov. 1,       increase       Oct. 31,      Nov. 1,       increase
                                 1998          1997        (decrease)       1998          1997        (decrease)
                               ----------- ------------- -------------    ----------- ------------- -------------

Net Sales                          100.0%        100.0%         21.6%         100.0%        100.0%         28.0%
Cost of sales(including
 buying, distribution and
 occupancy costs)                   63.3%         63.6%         20.9%          64.8%         66.6%         24.4%
                               ----------- ------------- -------------    ----------- ------------- -------------
Gross profit                        36.7%         36.4%         22.9%          35.2%         33.4%         35.0%
Selling expenses                    17.0%         17.9%         15.2%          18.0%         18.8%         22.8%
General and
 administrative expenses             2.7%          3.0%         14.8%           3.0%          3.2%         20.1%
                               ----------- ------------- -------------    ----------- ------------- -------------
Income from operations              17.0%         15.5%         33.3%          14.2%         11.4%         59.4%
Other income (expense)                .5%           .6%         20.9%            .6%           .6%         26.0%
                               ----------- ------------- -------------    ----------- ------------- -------------
Income before provision
   for income taxes                 17.5%         16.1%         32.9%          14.8%         12.0%         57.7%
Provision for income taxes           6.6%          6.1%         32.9%           5.6%          4.5%         57.4%
                               ----------- ------------- -------------    ----------- ------------- -------------
Net Income                          10.9%         10.0%         32.9%           9.2%          7.5%         57.9%
                               =========== ============= =============    =========== ============= =============

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $79.6 million in the third quarter of fiscal 1997 to $96.8 million in the third quarter of fiscal 1998, a 21.6% increase. Comparable store sales increased from the third quarter of fiscal 1997 to the third quarter of fiscal 1998 by $9.2 million or 11.7%. The comparable store sales increase resulted partially from an increase in the average price per piece of merchandise sold compared with the fiscal 1997 third quarter, as well as from strong unit growth, especially in the categories of knit tops, accessories and gal's denims.

Net sales increased from $183.1 million in the first nine months of fiscal 1997 to $234.4 million for the first nine months of fiscal 1998, a 28.0% increase. Comparable store sales for the thirty-nine weeks ended October 31, 1998 compared to the thirty-nine weeks ended November 1, 1997 increased $31.0 million or 17.6%. Sales growth of 10.4% for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 19 stores opened in 1997 and the opening of 19 new stores in the first thirty-nine weeks of fiscal 1998. Average sales per square foot increased 16.4% from $206 to $240.

Gross profit after buying, occupancy, and distribution expenses increased $6.6 million in the third quarter of fiscal 1998 to $35.6 million, a 22.9% increase. As a percentage of net sales, gross profit increased from 36.4% in the third quarter of fiscal 1997 to 36.7% in the third quarter of fiscal 1998. Gross profit increased $21.4 million for the first thirty-nine weeks of fiscal 1998 to $82.6 million, a 35.0% increase. As a percentage of net sales, gross profit in the first nine months increased from 33.4% for fiscal 1997, to 35.2% for fiscal 1998. The quarter and year-to-date increases were attributable to lower occupancy costs as a percentage of net sales due to leverage provided by the increase in comparable store sales and by improvement in the actual merchandise margins. These improvements were partially offset in the third quarter by the increased costs associated with the new distribution center.

Selling expenses increased from $14.3 million for the third quarter of fiscal 1997 to $16.4 million for the third quarter of fiscal 1998, a 15.2% increase. Selling expenses as a percentage of net sales decreased from 17.9% for the third quarter fiscal 1997, to 17.0% for the third quarter of fiscal 1998. Year-to-date selling expense rose 22.8% from $34.4 million through the first nine months of fiscal 1997 to $42.2 million for the first nine months of fiscal 1998. As a percentage of net sales, selling expense decreased from 18.8% in fiscal 1997, to 18.0% in fiscal 1998. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by strong sales to the areas of salaries and advertising expense.

General and administrative expenses increased from $2.3 million in the third quarter of fiscal 1997 to $2.7 million in the third quarter of fiscal 1998, a 14.8% increase. As a percentage of net sales, general and administrative expenses decreased from 3.0% in fiscal 1997, to 2.7% in fiscal 1998. For the first nine months of fiscal 1998, general and administrative expense rose 20.1% from $5.9 million for the three quarters ended November 1, 1997, to $7.1 million for the three quarters ended October 31, 1998. As a percentage of net sales, general and administrative expense decreased to 3.0% for the first nine months of fiscal 1998 compared to 3.2% for the first nine months of fiscal 1997. Decreases in general and administrative expenses, as a percentage of net sales, resulted primarily from leverage provided by the increase in comparable store sales.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the above changes, the Company's income from operations increased $4.1 million to $16.4 million for the third quarter of fiscal 1998 compared to $12.3 million for the third quarter of fiscal 1997, a 33.3% increase. Income from operations was 17.0% of net sales in the third quarter of fiscal 1998 compared to 15.5% in the third quarter of fiscal 1997.

Income from operations, year-to-date through October 31, 1998, was $33.3 million, up $12.4 million or 59.4% from the prior year first nine months. Income from operations was 14.2% as a percentage of net sales for the first nine months of fiscal 1998 compared to 11.4% for the first nine months of fiscal 1997.

For the quarter ended October 31, 1998, other income increased 20.9%. For the nine months ended October 31, 1998, other income increased 26.0%. These increases are primarily due to additional interest income, as the levels of cash and short term investments is greater than in the same periods of fiscal 1997, partially offset by write-offs on disposal of fixed assets from the old distribution center.

Income tax expense as a percentage of pre-tax income was 37.7% in the first nine months of fiscal 1998 compared to 37.8% in the first nine months of fiscal 1997. The primary reason for the lower effective income tax rate is the growth in the amount of federal and/or state tax-exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 1998 and 1997, the Company's cash flow provided by operating activities was $17.9 million and $13.1 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating less cash flow this year versus last year are a greater build up in short-term investments and a higher level of capital expenditures for the first three quarters of fiscal 1998 compared to fiscal 1997.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of October 31, 1998, the Company had working capital of $91.7 million, including $48.9 million of cash and cash equivalents and short-term investments of $23.7 million. There were no bank borrowings during the first three quarters of fiscal 1998 and 1997.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first three quarters of fiscal 1998 and 1997 the Company invested $7.6 million and $4.2 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $5.9 million and $1.3 million in the first three quarters of fiscal 1998 and 1997, respectively, in capital expenditures for the corporate headquarters. During the fiscal 1997 third quarter, the Company began an expansion to the corporate headquarters and distribution facility. The addition is approximately 124,000 square feet, added to the current 55,000 square foot building. The majority of the space will be used for the distribution center, with approximately 7,800 square feet of new office space. The total cost of this project is estimated to be $7.5 million. The distribution system was completed in July 1998 and work will continue on the new office space. Remodeling has begun on the existing office space and the former distribution area to add additional space for offices, supply department, returns-to-vendor and storage. This project is estimated to be complete during fiscal 1999. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1998, the Company anticipates completing five additional new store construction projects. As of October 31, 1998, seven additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1998 will be approximately $14.0 million net of any landlord allowances, estimated to be at approximately $1.8 million.


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1995, 1996, and 1997, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended October 31, 1998, and November 1, 1997.

YEAR 2000 MATTERS

Year 2000 Background - The Company recognizes that the arrival of the year 2000 poses a unique worldwide technological challenge as all computer information systems will require the ability to recognize the date change from December 31, 1999 to January 1, 2000 and forward to properly process transactions. Computer programs and hardware as well as software products that are date sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's goal is to be Year 2000 compliant, meaning critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place.

The Company has assessed its business computer systems, such as general ledger, payroll, accounts payable and inventory control, including distribution center functions. The majority of these systems, which are internally developed computer programs, have been corrected. This does not include the stores' Point-of-Sale systems, which operate via third-party software systems.

During August, 1997, the Company entered into an agreement with a third-party provider to prepare the customized software necessary to bring the stores' Point-of-Sale system into Year 2000 compliance. This system is currently being actively tested in one retail store location and the roll-out to the other retail outlets is scheduled to begin in January of 1999.

The Company presently believes that with modifications to its internally developed programs and with new third-party software, the Year 2000 issue will not pose significant operational problems for the Company. However, if such modification and replacements are not made, or not completed on time, the Year 2000 issue could have a material impact on the company.

Year 2000 Costs - The Company currently plans to complete the Year 2000 project by July, 1999. Total costs of this project to date have been incurred and expensed in the normal course of operations of the Company, plus the Company has paid a deposit towards the purchase of the point-of-sale software of $350,000. The total remaining cost of the Year 2000 project is estimated at less than $5 million. The majority of such cost is for the purchase of new software and hardware for replacement of all stores' Point-of-Sale systems and will be capitalized. The hardware and software replacement would have been done regardless of the Year 2000 issue to improve the technology in the retail stores. The costs of the project and the date on which the Company plans to complete the Year 2000 modification are based upon the management's best estimates, using currently available information and making assumptions regarding future events including the continued availability of certain resources, third-party readiness and other factors.

Risk Assessment - At this time, the Company believes its most reasonably likely worst case scenarios are: (1) the stores are unable to authorize bankcard sales electronically at the Point-of-Sale terminals nor verify checks tendered; and
(2) that principal suppliers are not Year 2000 ready and cannot timely deliver their products. Although the Company does not believe that this scenario will occur, it has assessed the effect of such an event and does not expect that it would have a material adverse effect on the Company's financial condition and results of operations.

The Company currently operates over 220 retail stores in 29 states and has many suppliers and believes that this will help mitigate any adverse impact. The company assessed this risk and believes that its contingency plans would mitigate the long-term effect of this scenario. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial condition and results of operations.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingency Plans - Contingency plans will be prepared so that the Company's critical business processes can be expected to continue to function on January 1, 2000 and beyond. The Company's contingency plans will be structured to address both remediation of systems and their components and overall business operating risk. These plans are intended to mitigate both internal risks and potential risks in the supply chain of the Company's suppliers.

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

Item 3.   Defaults Upon Senior Securities:                    None

Item 4.   Submission of Matters to a Vote of Security Holders:         None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:
         (a) See Exhibit 11, statement regarding computation of earnings per share.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               THE BUCKLE, INC.


        Dated: December 11, 1998                    /s/ DENNIS H. NELSON
               -----------------               --------------------------------
                                                    DENNIS H. NELSON, President
                                                                        and CEO



        Dated: December 11, 1998                    /s/ KAREN B. RHOADS
               -----------------               --------------------------------
                                               KAREN B. RHOADS, Vice President
                                                            of Finance and CFO