Form 10-K
period 1999-01-30
BUCKLE INC
filed 1999-04-29
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 30, 1999

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

       Registrant's telephone number, including area code: (308) 236-8491

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   TITLE OF CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
   --------------                      -----------------------------------------
 Common Stock, $.01 par value                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $184,739,602.50 on March 31, 1999. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 8,210,649 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 31, 1999, was 22,048,861.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 28, 1999 for Registrant's 1999 Annual Meeting of Shareholders to be held June 4, 1999 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K
                                JANUARY 30, 1999

                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                     PART I
Item 1.  Business                                                                3

Item 2.  Properties                                                             10

Item 3.  Legal Proceedings                                                      10

Item 4.  Submission of Matters to a Vote of Security Holders                    10


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related                      11
                  Shareholder Matters

Item 6.  Selected Financial Data                                                11

Item 7.  Management's Discussion and Analysis of Financial                      11
                  Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk            11

Item 8.  Financial Statements and Supplementary Data                            11

Item 9.  Changes In and Disagreements With Accountants on                       11
                  Accounting and Financial Disclosure


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                    12

Item 11.  Executive Compensation                                                12

Item 12.  Security Ownership of Certain Beneficial Owners and                   12
                  Management

Item 13.  Certain Relationships and Related Transactions                        12


                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports                 12
                  on Form 8-K


                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel for fashion conscious young men and women. As of January 30, 1999, the Company operated 222 retail stores in 29 states throughout the central United States, as well as in the northwest and southwestern states under the names "Brass Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel, including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides individual customer services such as free alterations, free gift-wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store, with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 56 stores at the start of 1989 to 222 stores by the close of fiscal 1998. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 1998 refer to the 52-week period ended January 30, 1999. Fiscal 1997 and fiscal 1996 refer to the 52-week periods ended January 31, 1998 and February 1, 1997, respectively.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68847. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is to offer customers a wide selection of key brand name merchandise while also providing a broad range of services designed to create customer loyalty. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24 year old. The merchandise mix includes denims, casual bottoms, tops, sweaters, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (over 27% of fiscal 1998 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (34% of fiscal 1998 net sales). The Company strives to provide a continually changing selection of the latest casual fashions. Over the past five years, footwear has been a significant growth category for the Company, growing from 3.0% of net sales for fiscal 1994 to 17.3% of fiscal 1998 net sales.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.


                                                         Percentage of Net Sales
                                                        -------------------------
         Merchandise Group                              Fiscal   Fiscal    Fiscal
         -----------------                               1998     1997      1996
                                                        ------   ------    ------
Denims ..............................................    27.3%    29.3%    31.6%
Slacks/Casual Bottoms ...............................     4.1      4.0      3.4
Tops (including sweaters) ...........................    34.0     35.0     34.6
Sportswear/Fashion Clothes (including dresses) ......     7.5      8.3     10.6
Outerwear ...........................................     2.3      2.4      2.4
Accessories .........................................     5.8      4.4      4.7
Footwear ............................................    17.3     16.6     12.6
Other ...............................................     1.7       .0       .1
                                                        -----    -----    -----
                              Total .................   100.0%   100.0%   100.0%
                                                        =====    =====    =====

Brand name merchandise constitutes over 85% of the Company's sales volume. The balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style compared to the merchandise sold in other stores. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Dr. Martens, Tommy Jeans, Silver, and Polo Jeans Company. The Company believes brand name merchandise will continue to constitute the substantial majority of sales.

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

In 1997, the store decor and fixtures were redesigned to provide an appealing, up-to-date appearance. The first store with the new design was opened in February 1997. Since that time, all new and fully remodeled stores have received this design. The design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop, creating a stronger visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate. The interior is well lighted to provide true, bright color rendition of the merchandise. The fixtures that were redesigned help enhance the merchandise presentation within the stores.

Prior to the 1997 design, all stores opened and fully remodeled since June 1990 through the end of 1996 (180 stores) have the previous more contemporary format and do business as "The Buckle."

                            ADVERTISING AND PROMOTION

In fiscal 1998, the Company spent $3.6 million (net co-op reimbursements) or 1.1% of net sales on advertising and in-store point of sale materials. In-store seasonal sign kits, promotional signage and the Company's own LOOK Magazine are used to enhance merchandising presentations, the stores' image and special events at point of sale.

Magazine inserts in leading teen publications are used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. On-screen theatre advertising is utilized in select larger markets as an image builder for the Company. Radio advertising will continue to be a media source used to support special events in approximately 80% of the Company's markets. The Company also publishes a corporate web site at www.buckle.com. The Internet is a great source for providing image and information to investors, customers and employees.

The Company has developed programs to help strengthen relationships with loyal guests. Seasonal postcards and birthday cards are direct mailed to loyal Shoppers. In addition, the Company will continue offering the frequent shopper program (the Buckle Primo Card), a program designed to build customer loyalty.

                                STORE OPERATIONS

The Company has two Vice Presidents of Sales, two regional managers, eight district managers, and 42 area managers. All district and area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The company also has electronic article surveillance systems in 95% of the Company's stores as well as surveillance camera systems in approximately 40% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales for fiscal 1998 and 0.4% for fiscal years 1997 and 1996.

The average store is approximately 4,700 square feet (of which the Company estimates an average of approximately 85% is selling space), and stores range in size from 2,450 square feet to 7,300 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has a very experienced buying team. The buying team, which includes the President, Vice President of Men's Merchandising, in addition to the men's and women's merchandisers, has 5 members who have between 14 and 28 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

The Company purchases products from manufacturers within the United States and from some foreign manufacturers. The Company's merchandising team monitors U.S. fashion centers (in New York and on the West Coast) and shops high fashion stores to adapt new ideas to The Buckle. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer or supplier. The Company does have a long term relationship with an agent in Hong Kong for the manufacture of The Buckle, Inc.'s private label merchandise. An agreement with this company was entered into on November 28, 1994, for orders placed subsequent to this date. Management believes that as the Company has grown it has been able to obtain better purchasing terms.

In fiscal 1998, Tommy Jeans (including purchases from 6 different Tommy divisions), Lucky Brand Dungarees and Dr. Martens made up 17%, 16%, and 16%, respectively, of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Current significant vendors include Lucky Brand Dungarees, Dr. Martens, Tommy Jeans, Silver, and Polo Jeans Company. The Company continually strives to offer brands that are currently popular with its customers and therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer interest. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, NE. Merchandise is received daily in Kearney, sorted, tagged with bar-coded tickets, (unless the vendor UPC code can be used), and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one business day of receipt. This system allows stores to receive new merchandise almost every day, providing customers with a good reason to shop often and helping create excitement within each store. During fiscal 1998, the Company began using "pre-packs" to expedite the movement of merchandise through the distribution center.

The Company is currently in the process of remodeling its corporate headquarters and has finished the expansion of its distribution center and new office space. The building space and newly designed distribution system will allow for handling up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory, and to assist in allocating merchandise among stores. Management can track on a daily basis which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 8, 1999, the Company operated 231 stores in 31 states, including 9 stores opened in 1999. The existing stores are in 5 downtown locations, 9 strip centers, 2 lifestyle centers and 215 shopping malls. The Company anticipates opening approximately 17 additional new stores in fiscal 1999 and adding 4 additional new states. All new stores for 1999 will be located in higher traffic shopping malls. The following table lists the location of existing stores as of April 8, 1999.

                               Location of Stores
                               ------------------

                   Number of                                     Number of
  State            Stores                  State                  Stores
  -----            ------                  -----                 ---------
                                                                 C>
 Arizona             3                    Nebraska                  15
 Arkansas            5                    New Mexico                 4
 Colorado           10                    North Carolina             2
 Florida             2                    North Dakota               3
 Idaho               5                    Ohio                       8
 Illinois           16                    Oklahoma                  14
 Indiana            11                    Oregon                     1
 Iowa               21                    South Dakota               3
 Kansas             15                    Tennessee                  5
 Kentucky            4                    Texas                     22
 Louisiana           6                    Utah                       2
 Michigan           13                    Washington                 2
 Minnesota           7                    West Virginia              1
 Mississippi         2                    Wisconsin                 12
 Missouri           11                    Wyoming                    1
 Montana             5
                                                                   ---
                                          Total                    231
                                                                   ===


The Buckle has grown significantly over the past ten years, with the number of stores increasing from 56 at the beginning of 1989 to 222 at the end of fiscal 1998. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1989 to the end of fiscal 1998:


                         Total Number of Stores Per Year


      Fiscal       Open at start         Opened in          Closed in
       Year            of year         Current Year       Current Year         Total
-----------------------------------------------------------------------------------------
       1989                56                 10                 -               66
       1990                66                  6                 1               71
       1991                71                 15                 -               86
       1992                86                 18                 -              104
       1993               104                 27                 -              131
       1994               131                 16                 -              147
       1995               147                 17                 -              164
       1996               164                 17                 -              181
       1997               181                 19                 1              199
       1998               199                 24                 1              222


         The Company's criteria used when considering a particular location for expansion include:

         1. Market area, including proximity to existing markets to capitalize on name recognition;
         2. Trade area population (number, average age, and college population);
         3. Economic vitality of market area;
         4. Mall location, anchor tenants, tenant mix, average sales per square foot;
         5. Available location within a mall, square footage, storefront width, and facility of using the current store design;
         6. Availability of suitable management personnel for the market;
         7. Cost of rent, including minimum rent, common area and extra charges;
         8. Estimated construction costs, including landlord charge backs and tenant allowances.

In 1996, The Buckle began development of an updated store design. This design was used in fiscal 1997 and will continue to be used on new stores, and any regularly scheduled remodels or relocations. The Company does not plan to remodel all existing stores with the new design at this time.

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $550,000, including construction costs of approximately $400,000 (which is prior to any construction allowance received) and inventory costs of approximately $150,000.

The Company anticipates opening approximately 26 new stores during fiscal 1999 and completing the remodeling of approximately six existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the six stores scheduled for remodeling during fiscal 1999, it is estimated that each will receive full remodeling. The Company has budgeted a total of $22.5 million (before estimated construction allowances from landlords of $1.5 million) for new store construction, remodeling, technology upgrades and construction at the corporate headquarters during fiscal 1999.

The Company plans to expand in 1999 by opening stores in six new states as well as openings in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

The Company's ability to expand in the future will depend, in part, on general business conditions; the ability to find suitable malls with acceptable sites on satisfactory terms; the availability of financing; and the readiness of trained store managers. There can be no assurance that the Company's expansion plans will be fulfilled in whole or in part, or that leases under negotiation for planned new sites will be obtained on terms favorable to the Company.

                         MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems (MIS) and electronic data processing systems (EDP) consist of a full range of retail, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable, and merchandise management.

The system includes PC based point-of-sale (POS) registers equipped with bar code readers in each store. These registers are polled nightly by the central computer (IBM AS/400) using a virtual private network for collection of comprehensive data, including complete item-level sales information, employee time clocking, merchandise transfers and receipts, special orders, supply orders and returns-to-vendor. In conjunction with the nightly polling, the central computer sends the PC server messages from various departments at the Company headquarters and price changes for the price lookup (PLU) file maintained within the POS registers.

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

The Company is committed to ongoing review of the MIS and EDP systems to provide productive, timely information and effective controls. This review includes testing of new products and systems to assure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations. The Company's discussion regarding Year 2000 issues is included in the Company's Annual Report to Shareholders as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                    EMPLOYEES

As of January 30, 1999, the Company had approximately 4800 employees - approximately 800 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 250 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of January 30, 1999, 635 employees participated in the medical plan, 639 in the dental plan, 658 in the life insurance plan, 590 in the long-term disability plan and 310 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost, plus 10% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise areas, the Company competes with specialty retailers such as Gap, American Eagle Outfitters, Gadzooks, Pacific Sunwear, and Abercrombie & Fitch. The men's market also competes with certain department stores, such as Dillards, Saks, May Company stores, Federated stores, and other local or regional department stores and specialty retailers, and with mail order merchandisers.

In the women's merchandise area, the Company competes with specialty retailers such as Maurices, American Eagle Outfitters, Gadzooks, Pacific Sunwear, Abercrombie & Fitch, Express, Gap, and Vanity. The women's sales also compete with department stores, such as Dillards, Saks, May Company stores, Federated stores, and certain local or regional department stores and specialty retailers, and with mail order merchandisers.

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

DANIEL J. HIRSCHFELD, AGE 57. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 49. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 40. Ms. Rhoads is the Vice-President - Finance, Treasurer and a Director of the Company, and is the Chief Financial Officer. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college, and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

SCOTT PORTER, AGE 37. Mr. Porter has served as the Vice President - Men's Merchandising since April 19, 1991 and was elected as corporate Secretary on May 28, 1998. He joined the Company in May of 1978 as a part-time salesman. In 1983, he commenced full-time employment with the Company as a store manager and began participating in buying trips. Since 1987, Mr. Porter has devoted most of his time to men's merchandising, but also is involved in other aspects of the business, including advertising and store design.

JIM SHADA, AGE 43. Mr. Shada is Vice President - Sales. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including site selection and development and education of personnel as store managers and as regional and district managers.

GARY LALONE, AGE 49. Mr. Lalone is Vice President - Sales. Mr. Lalone joined the Company in March 1982 as the store manager. While managing, he became involved with the men's merchandising. Mr. Lalone became a regional manager and began participating in store site selection, advertising, store design and personnel development. Presently, the majority of Mr. Lalone 's time is spent in sales, and in helping develop and educate personnel as store managers and as regional and district managers.

BRETT P. MILKIE, AGE 39. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

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

The current terms of the Company's leases, including automatic renewal options, expire as follows:


           During Fiscal            Number of expiring
               Year                       leases
        -------------------         ------------------
           1999                              2
           2000                             19
           2001                             19
           2002                             24
           2003                             39
           2004                              4
           2005                             25
           2006 and later                   99
                                           ---
           Total                           231
                                           ===

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building provides approximately 179,000 square feet of space with over 70% of the area being allocated for the distribution and returns-to-vendor departments.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 1998, 1997 or 1996, and has no current plans for dividend payment. The Company issued a 3-for-2 stock split made in the form of a stock dividend on June 8, 1998.

The number of record holders of the Company's common stock as of March 31, 1999 was 421. Based upon information from the principal market makers, the Company believes there are more than 4,200 beneficial owners. The last reported sales price of the Company's common stock on March 31, 1999 was $22.50.

The remainder of the information required by this item is incorporated by reference to the information on page 28 of the Company's 1998 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 11 in the Company's 1998 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 24 through 27 in the Company's 1998 Annual Report to Shareholders which is attached to this Form 10-K.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Deloitte & Touche LLP dated February 26, 1999, appearing on pages 12 through 23 of the Company's 1998 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 9 and 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 1999 Annual Shareholders' Meeting and is incorporated by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

The Company's 1998 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 12 through 23 and are hereby incorporated by reference to this report:

                  Independent Auditors' Report
                  Balance Sheets as of January 30, 1999, and January 31, 1998 Statements of Income for each of the three years in the period ended January 30, 1999
                  Statements of Stockholders' Equity for each of the three years in the period ended January 30, 1999
                  Statements of Cash Flows for each of the three years in the period ended January 30, 1999
                  Notes to Financial Statements for each of the three years in the period ended January 30, 1999

(a) (2)  FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

                  II.      Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 14.

(b)  REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the quarter ended January 30, 1999.

(c)  EXHIBITS

See index to exhibits on pages 15 and 16.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  THE BUCKLE, INC.

   Date:  April 27, 1999          By: /s/ DENNIS H. NELSON
                                     ----------------------------------------
                                     Dennis H. Nelson,
                                     President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April, 1999.



/s/ DANIEL J. HIRSCHFELD                               /s/ ROBERT E. CAMPBELL
-------------------------------------------            -------------------------
Daniel J. Hirschfeld                                   Robert E. Campbell
Chairman of the Board and Director                     Director


/s/ DENNIS H. NELSON                                   /s/ WILLIAM D. ORR
-------------------------------------------            -------------------------
Dennis H. Nelson                                       William D. Orr
President and Chief Executive Officer                  Director
     and Director


/s/ KAREN B. RHOADS
-------------------------------------------            -------------------------
Karen B. Rhoads                                        Bill L. Fairfield
Vice President of Finance and                          Director
     Chief Financial Officer and Director



                                                       -------------------------
                                                       Ralph M. Tysdal
                                                       Director

                          INDEPENDENT AUDITORS' REPORT





BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc. as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, and have issued our report thereon dated February 26, 1999; such financial statements and report are included in your 1998 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE, LLP
Omaha, Nebraska
February 26, 1999





          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                        Allowance for
                                                       Doubtful Accounts
                                                       -----------------
Balance, February 3, 1996                               $   240,373

         Amounts charged to costs and expenses              493,232
         Recoveries of amounts previously written off         4,034
         Write-off of uncollectible accounts               (425,844)
                                                        -----------
Balance, February 1, 1997                                   311,795

         Amounts charged to costs and expenses              753,759
         Recoveries of amounts previously written off
         Write-off of uncollectible accounts               (574,987)
                                                        -----------
Balance, January 31, 1998                                   490,567

         Amounts charged to costs and expenses            1,132,004
         Write-off of uncollectible accounts             (1,322,571)
                                                        -----------
Balance, January 30, 1999                               $   300,000
                                                        ===========


                                INDEX TO EXHIBITS


                           EXHIBITS                                    PAGE NUMBER OR INCORPORATION
                                                                              BY REFERENCE TO
   (3)    Articles of Incorporation and By-Laws.
            (3.1)  Articles of Incorporation                                Exhibit 3.1 to Form S-1
                     of The Buckle, Inc. as amended                         No. 33-46294
            (3.1.1)  Amendment to the Articles of
                     Incorporation of The Buckle, Inc.
            (3.2)  By-Laws of The Buckle, Inc.                              Exhibit 3.2 to Form S-1
                                                                            No. 33-46294
   (4)    Instruments defining the rights of security holders, including indentures
            (4.1)    See Exhibits 3.1 and 3.2 for provisions of the
                     Articles of Incorporation and By-laws of the
                     Registrant defining rights of holders of Common
                     Stock of the registrant

            (4.2)  Form of stock certificate for Common Stock               Exhibit 4.1 to Form S-1
                                                                            No. 33-46294
   (9)    Not applicable

  (10)    Material Contracts
            (10.1)  1991 Stock Incentive Plan                               Exhibit 10.1 to Form S-1
                                                                            No. 33-46294

            (10.2)  1991 Non-Qualified Stock Option Plan                    Exhibit 10.2 to Form S-1
                                                                            No. 33-46294

            (10.3)  Non-Qualified Stock Option Plan and                     Exhibit 10.3 to Form S-1
                       Agreement With Dennis Nelson                         No. 33-46294

            (10.4)  Acknowledgment for Dennis H. Nelson
                       dated April 14, 1999

            (10.5)  Acknowledgment for Scott M. Porter
                       dated April 14, 1999

            (10.6)  Acknowledgment for James E. Shada
                       dated April 14, 1999

            (10.7)  Acknowledgment for Gary L. Lalone
                       dated April 14, 1999

            (10.8)  Acknowledgment for Brett P. Milkie
                       dated April 14, 1999

           (10.10)  Cash or Deferred Profit Sharing Plan                    Exhibit 10.10 to Form S-1
                                                                            No. 33-46294
         (10.10.1)  Non-Qualified Deferred Compensation Plan

           (10.11)  Programmed Lending Note dated May 11, 1998 for
                    $5.0 million payable to First National Bank and Trust Co. of Kearney

           (10.12)  Loan Agreement dated May 11, 1998
                    between The Buckle, Inc. and First
                    National Bank and Trust Co. of Kearney,
                    regarding $5.0 million line of credit.

           (10.13)  Letter dated May 11, 1998 from
                    First National Bank and Trust Co.
                    of Kearney, regarding $5.0 million
                    line of credit and $5.0 million
                    letter of credit facility.

           (10.17)  1993 Director Stock Option Plan                             Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 26, 1993
           (10.18)  1993 Executive Stock Option Plan                            Exhibit B to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 26, 1993
           (10.19)  1995 Management Incentive Plan                              Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 2, 1995
           (10.20)  1995 Executive Stock Option Plan                            Exhibit B to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 2, 1995
           (10.21) 1997 Management Incentive Plan                               Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 2, 1997
           (10.22) 1998 Management Incentive Plan                               Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 28, 1998
           (10.23) 1997 Executive Stock Option Plan                             Exhibit B to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 28, 1998
           (10.24) 1998 Restricted Stock Plan                                   Exhibit C to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                May 28, 1998
           (10.25) 1999 Management Incentive Plan                               Exhibit A to Proxy Statement
                                                                                for Annual Meeting to be held
                                                                                June 4, 1999

(12)     Not applicable

(13)     1998 Annual Report to Stockholders

(18)     Not applicable

(19)     Not applicable

(22)     Not applicable

(23)     Consent of Deloitte & Touche LLP

(25)     Not applicable

(28)     Not applicable
