Form 10-Q
period 1999-05-01
BUCKLE INC
filed 1999-06-15
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 1, 1999

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from             to
                                          ------------   ---------------

                        Commission File Number: 000-20132

                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)


                NEBRASKA                                 47-0366193
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)


               2407 WEST 24TH STREET, KEARNEY, NEBRASKA       68847
               (Address of principal executive offices)     (Zip Code)



       Registrant's telephone number, including area code: (308) 236-8491

-----------------------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares issued of the Registrant's Common Stock, outstanding as of May 21, 1999 was 22,047,504 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                       Pages
                                                                                       -----
                   Part I.  Financial Information (unaudited)
Item 1.   Financial Statements                                                           3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                           7

Item 3.   Quantitative and Qualitative Disclosures About Market Risks                   11

                           Part II. Other Information

Item 1.   Legal Proceedings                                                             12

Item 2.   Changes in Securities and Use of Proceeds                                     12

Item 3.   Defaults Upon Senior Securities                                               12


Item 4.   Submission of Matters to a Vote of Security Holders                           12

Item 5.   Other Information                                                             12

Item 6.   Exhibits and Reports on Form 8-K
          (a) Exhibit 11, statement regarding computation of earnings per share
          (b) No reports on Form 8-K were filed by the Company during the Quarter ended May 1, 1999

Signatures                                                                              13


                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)


ASSETS                                                                           May 1,                January 30,
CURRENT ASSETS                                                                    1999                    1999
                                                                                ---------             --------------
Cash and cash equivalents                                                       $  51,134                  $  61,705
Short-term investments                                                             26,603                     26,691
Accounts receivable, net of
  allowance of $300,000                                                             2,629                      3,980
Inventory                                                                          61,994                     49,411
Prepaid expenses and other assets                                                   2,655                      2,231
                                                                                ---------                  ---------

              Total current assets                                                145,015                    144,018

PROPERTY AND EQUIPMENT                                                             79,950                     74,041
Less accumulated depreciation                                                      34,873                     34,798
                                                                                ---------                  ---------

                                                                                   45,077                     39,243

OTHER ASSETS                                                                        2,038                      2,852
                                                                                ---------                  ---------

                                                                                $ 192,130                  $ 186,113
                                                                                =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                $  23,128                  $  16,817
Accrued employee compensation                                                       7,136                     16,919
Accrued store operating expenses                                                    2,563                      3,317
Gift certificates redeemable                                                        1,301                      1,593
Income taxes payable                                                                3,810                      1,337
                                                                                ---------                  ---------

               Total current liabilities                                           37,938                     39,983

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 22,041,371 and
  21,968,921 shares, respectively                                                     220                        220
Additional paid-in capital                                                         38,957                     37,431
Retained earnings                                                                 116,004                    109,534
Unearned compensation - restricted stock                                             (989)                    (1,055)
                                                                                ---------                  ---------

               Total stockholders' equity                                         154,192                    146,130
                                                                                ---------                  ---------

                                                                                $ 192,130                  $ 186,113
                                                                                =========                  =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                                    Thirteen Weeks Ended
                                                                                    --------------------
                                                                                  May 1,              May 2,
                                                                                   1999                1998
                                                                                ------------         ----------
SALES, net of returns and allowances                                            $79,688                 $67,028

COST OF SALES (including buying,
  distribution and occupancy costs)                                              52,587                  44,287
                                                                                -------                 -------
      Gross profit                                                               27,101                  22,741


OPERATING EXPENSES
Selling                                                                          14,813                  12,952
General and administrative                                                        2,495                   2,225
                                                                                -------                 -------
                                                                                 17,308                  15,177
                                                                                -------                 -------

      Income from operations                                                      9,793                   7,564

OTHER INCOME                                                                        574                     522
                                                                                -------                 -------
      Income before income taxes                                                 10,367                   8,086

      Income tax expense                                                          3,898                   3,073
                                                                                -------                 -------

NET INCOME                                                                      $ 6,469                 $ 5,013
                                                                                =======                 =======

      Basic income per share                                                    $  0.29                 $  0.23
      Diluted income per share                                                  $  0.28                 $  0.21

      Basic weighted average shares outstanding                                  22,042                  21,928
      Diluted weighted average shares outstanding                                23,319                  23,173


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                        --------------------
                                                                                 May 1, 1999         May 2, 1998
                                                                                --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                $  6,469            $  5,013
      Adjustments to reconcile net income to net cash
         flows from operating activities
            Depreciation                                                           1,993               1,371
            Loss on disposal of assets                                               135                  47
            Amortization of unearned compensation                                     66                  --
      Changes in operating assets and liabilities
            Accounts receivable                                                    1,351                 105
            Inventory                                                            (12,583)             (2,092)
            Prepaid expenses and other assets                                       (424)                196
            Accounts payable                                                       6,311              (1,984)
            Accrued employee compensation                                         (8,028)             (6,806)
            Accrued store operating expenses                                        (754)                  2
            Gift certificates redeemable                                            (292)               (277)
            Income taxes payable                                                   2,473               2,410
                                                                                --------            --------
         Net cash flows from operating activities                                 (3,283)             (2,015)
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                                88              (3,683)
      Purchase of property and equipment                                          (7,962)             (4,995)
      Decrease in other assets                                                       814                  --
                                                                                --------            --------
         Net cash flows from investing activities                                 (7,060)             (8,678)
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                                     (305)                 --
      Proceeds from the exercise of stock options                                     77               1,659
                                                                                --------            --------
          Net cash flows from financing activities                                  (228)              1,659
                                                                                --------            --------

Net decrease in cash and cash equivalents                                        (10,571)             (9,034)

Cash and cash equivalents, Beginning of period                                    61,705              53,593
                                                                                --------            --------

Cash and cash equivalents, End of period                                        $ 51,134            $ 44,559
                                                                                ========            ========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 1999 AND MAY 2, 1998
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 30, 1999, included in The Buckle, Inc.'s 1998 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 231 stores located in 31 states throughout the central, northwestern and southern areas of the United States as of May 1, 1999, and 204 stores in 28 states as of May 2, 1998. During the first quarter of fiscal 1999, the Company opened nine new stores and substantially renovated one store. During the first quarter of fiscal 1998, the Company opened six new stores, substantially renovated three stores and closed one store.

     The following is information regarding the company's major product lines, stated as a percentage of the Company's net sales:


                                                      Percentage of Net Sales
                                                       Thirteen Weeks Ended
                                                       --------------------
         Merchandise Group                           May 1, 1999    May 2, 1999
                                                     -----------    -----------
                Denims                                 20.1%          23.6%
                Casual Bottoms                          4.5%           2.9%
                Tops (including sweaters)              31.9%          30.1%
                Sportswear/Fashion clothes             14.7%          15.8%
                Accessories                             5.3%           4.3%
                Footwear                               20.8%          21.8%
                Other                                   2.7%           1.5%
                                                      100.0%         100.0%
                                                      =====          =====

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

4. Accounting Pronouncements - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years beginning after June 15, 2000. The Company will adopt this Statement effective February 4, 2001. At this time, the Company believes the impact of adopting this Statement should not be significant to the results of operations or financial position.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen week periods ended May 1, 1999, and May 2, 1998:


                                                           THE BUCKLE, INC.
                                                        RESULTS OF OPERATIONS

                                                Percentage of Net Sales
                                                -----------------------
                                                  Thirteen weeks ended      Percentage
                                               May 1,        May 2,          Increase
                                                1999          1998          (decrease)
                                            ------------------------------------------

Net Sales                                      100.0%        100.0%           18.9%
Cost of sales (including
 buying, distribution and
 occupancy costs)                               66.0%         66.1%           18.7%
                                               ------------------------------------
Gross profit                                    34.0%         33.9%           19.2%
Selling expenses                                18.6%         19.3%           14.4%
General and
 administrative expenses                         3.1%          3.3%           12.1%
                                               ------------------------------------
Income from operations                          12.3%         11.3%           29.5%
Other income                                      .7%           .8%            9.9%
                                               ------------------------------------
Income before provision
   for income taxes                             13.0%         12.1%           28.2%
Provision for income taxes                       4.9%          4.6%           26.8%
                                               ------------------------------------
Net Income                                       8.1%          7.5%           29.0%
                                               ====================================



Net sales increased from $67.0 million in the first quarter of fiscal 1998 to $79.7 million in the first quarter of fiscal 1999, a 18.9% increase. Comparable store sales increased from the first quarter of fiscal 1998 to the first quarter of fiscal 1999 by $4.5 million or 6.9%. The comparable store sales increase resulted partially from a 4.5% increase in the average price per piece of merchandise sold compared with the fiscal 1998 first quarter. Sales growth of 12.0% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the 24 stores opened in 1998 and the opening of 9 new stores in the first thirteen weeks of fiscal 1999. Average sales per square foot increased 5.1% from $70.22 to $73.82.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $4.4 million in the first quarter of fiscal 1999 to $27.1 million, a 19.2% increase. As a percentage of net sales, gross profit increased from 33.9% in the first quarter of fiscal 1998 to 34.0% in the first quarter of fiscal 1999. This increase was attributable primarily to an improvement in the actual merchandise margins for the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998. This improvement was partially offset by increased distribution and occupancy costs.

Selling expenses increased from $13.0 million for the first quarter of fiscal 1998 to $14.8 million for the first quarter of fiscal 1999, a 14.4% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 1999 decreased to 18.6% compared to 19.3% for the first quarter of fiscal 1998. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by the restructuring of the company's executive compensation plan as well as leverage in supply and advertising expenses.

General and administrative expenses increased from $2.2 million in the first quarter of fiscal 1998 to $2.5 million in the first quarter of fiscal 1999, a 12.1% increase. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 1999 decreased from 3.3% in fiscal 1998 to 3.1% in fiscal 1999. The decrease in general and administrative expense, as a percentage of net sales, resulted primarily from leverage provided by restructuring of the company's executive compensation plan.

As a result of the above changes, the Company's income from operations increased $2.2 million to $9.8 million for the first quarter of fiscal 1999 compared to $7.6 million for the first quarter of fiscal 1998, a 29.5% increase. Income from operations was 12.3% of net sales in the first quarter of fiscal 1999 compared to 11.3% in the first quarter of fiscal 1998.

For the quarter ended May 1, 1999, other income increased 9.9%. This increase was primarily due to additional interest income, as the levels of cash and short-term investments were greater than in the first quarter of 1998. The increase was partially offset by the write-off recorded from loss on disposal of assets due to the rollout of new point of sale systems to the company's stores.

Income tax expense as a percentage of pre-tax income was 37.6% in the first quarter of fiscal 1999 compared to 38.0% in the first quarter of fiscal 1998.


Liquidity and Capital Resources

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 1999 and 1998, the Company's cash flow used by operating activities was $3.3 and $2.0 million, respectively.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The uses of cash for both thirteen-week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating greater usage of cash this year versus last year are a greater build up of inventory, a higher level of capital expenditures and a higher level of bonuses paid.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million letter of credit facility for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of May 1, 1999, the Company had working capital of $107.1 million, including $51.1 million of cash and cash equivalents and short-term investments of $26.6 million. There were no bank borrowings during the first quarter of fiscal 1999 and 1998.

During the first quarter of fiscal 1999 and 1998 the Company invested $6.8 million and $2.5 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $1.2 million and $2.5 million in the first quarter of fiscal 1999 and 1998, respectively, in capital expenditures for the corporate headquarters. During fiscal 1998, the Company completed its expansion to the corporate headquarters and distribution facility. The addition is approximately 124,000 square feet, added to the existing 55,000 square foot building. The majority of the space is used for the distribution center, with approximately 7,800 square feet of new office space. The distribution center was completed in June 1998 and the new office space was completed in December 1998. The former distribution area was remodeled for use as store supply warehousing and offices, merchandising and advertising offices as well as new workroom, showroom and conference room space. The remodel of this phase was completed in March 1999. The next remodeling phase in progress as of March 1999 includes remodeling and reorganization of the existing office space. The final phase of the remodel project is estimated to be complete during fiscal 1999. The total cost of the expansion plus all phases of the remodel project is estimated to be $8.5 million, of which approximately $6.5 million was incurred during fiscal 1998. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1999, the Company anticipates completing approximately 23 additional store construction projects, including approximately 18 new stores and approximately five stores to be remodeled and/or relocated. As of May 1, 1999, eight additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1999 will be approximately $22.5 million before any landlord allowances estimated to be $1.5 million.

Seasonality and Inflation

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1996, 1997, and 1998, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 1, 1999, and May 2, 1998.

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

During August, 1997, the Company entered into an agreement with a third-party provider to prepare the customized software necessary to bring the stores' Point-of-Sale system into Year 2000 compliance. This system is currently being rolled out to the retail outlets and is scheduled to be complete by July of 1999.

The Company presently believes that with modifications to its internally developed programs and with new third-party software, the Year 2000 issue will not pose significant operational problems for the Company. However, if such modification and replacements are not made, or not completed on time, the Year 2000 issue could have a material impact on the company.

Year 2000 Costs - Total costs of this project to date have been incurred and expensed in the normal course of operations of the Company, plus the Company has paid a deposit towards the purchase of the point-of-sale software of $1.5 million. The total remaining cost of the Year 2000 project is estimated at less than $5 million. The majority of such cost is for the purchase of new software and hardware for replacement of all stores' Point-of-Sale systems and will be capitalized and paid for with cash flow from operations. The hardware and software replacement would have been done regardless of the Year 2000 issue to improve the technology in the retail stores. The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based upon the management's best estimates, using currently available information and making assumptions regarding future events including the continued availability of certain resources, third-party readiness and other factors.

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

The Company currently operates over 230 retail stores in 31 states, has many suppliers, and believes that this will help mitigate any adverse impact. The company assessed this risk and believes that its contingency plans would mitigate the long-term effect of this scenario. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial condition and results of operations.

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

ITEM 3-QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         (c)  None

         (d)  None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:
         (a) See Exhibit 11, statement regarding computation of earnings per share.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended May 1, 1999.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               THE BUCKLE, INC.


    Dated: June 14, 1999                          /s/ DENNIS H. NELSON
                                             -----------------------------------
                                             DENNIS H. NELSON, President and CEO



    Dated: June 14, 1999                          /s/ KAREN B. RHOADS
                                             -----------------------------------
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO


14