Form 10-Q
period 1999-07-31
BUCKLE INC
filed 1999-09-14
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

The number of shares issued of the Registrant's Common Stock, outstanding as of September 8, 1999 was 21,663,199 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                       Pages
                                                                                       -----
                        Part I. Financial Information (unaudited)

Item 1.        Financial Statements                                                        3

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                       7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                 12


                        Part II. Other Information

Item 1.        Legal Proceedings                                                          13

Item 2.        Changes in Securities and Use of Proceeds                                  13

Item 3.        Defaults Upon Senior Securities                                            13

Item 4.        Submission of Matters to a Vote of Security Holders                        13

Item 5.        Other Information                                                          13

Item 6.        Exhibits and Reports on Form 8-K                                           13
               (a)  Exhibit 11, statement regarding computation of earnings per share
               (b)  No reports on Form 8-K were filed by the Company during the
                     Quarter ended July 31, 1999

Signatures                                                                                14

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (columnar amounts in thousands)
                                   (Unaudited)


ASSETS                                                                   July 31,              January 30,
CURRENT ASSETS:                                                           1999                    1999
                                                                     ----------------        ---------------

Cash and cash equivalents                                                $ 42,760               $ 61,705
Short-term investments                                                     28,276                 26,691
Accounts receivable, net of
  allowance of $300,000                                                     4,225                  3,980
Inventory                                                                  68,764                 49,411
Prepaid expenses and other assets                                           2,532                  2,231
                                                                         --------               --------
              Total current assets                                        146,557                144,018

PROPERTY AND EQUIPMENT:                                                    85,562                 74,041
Less accumulated depreciation                                              34,908                 34,798
                                                                         --------               --------
                                                                           50,654                 39,243

OTHER ASSETS                                                                1,420                  2,852
                                                                         --------               --------
                                                                         $198,631               $186,113
                                                                         ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $ 23,400               $ 16,817
Accrued employee compensation                                               7,643                 16,919
Accrued store operating expenses                                            3,430                  3,317
Gift certificates redeemable                                                1,244                  1,593
Income taxes payable                                                        2,190                  1,337
                                                                         --------               --------
               Total current liabilities                                   37,907                 39,983


STOCKHOLDERS' EQUITY:
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 22,079,462 and
  21,968,921 shares, respectively                                             221                    220
Additional paid-in capital                                                 39,047                 37,431
Retained earnings                                                         122,379                109,534
Unearned compensation - restricted stock                                     (923)                (1,055)
                                                                         --------               --------
                                                                          160,724                146,130
               Total stockholders' equity                                --------               --------
                                                                         $198,631               $186,113
                                                                         ========               ========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (amounts in thousands, except per share data)
                                   (Unaudited)

                                                         Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                         --------------------                   ----------------------
                                                   July 31,           August 1,              July 31,             August 1,
                                                     1999                1998                  1999                  1998
                                               ------------------  -----------------     ------------------  -----------------
SALES, net of returns and allowances               $ 79,584            $ 70,506               $159,272            $137,534

COST OF SALES (including buying,
  distribution and occupancy costs)                  52,958              46,240                105,545              90,527
                                                   --------          ----------               --------            --------

      Gross profit                                   26,626              24,266                 53,727              47,007

OPERATING EXPENSES:
Selling                                              14,331              12,812                 29,144              25,764
General and administrative                            2,425               2,141                  4,920               4,366
                                                   --------          ----------               --------            --------

                                                     16,756              14,953                 34,064              30,130
                                                   --------          ----------               --------            --------

     Income from operations                           9,870               9,313                 19,663              16,877

OTHER INCOME                                            314                 333                    888                 855
                                                  ---------          ----------               --------            --------
      Income before income taxes                     10,184               9,646                 20,551              17,732

      Income tax expense                              3,809               3,608                  7,707               6,680
                                                  ---------          ----------               --------            --------

NET INCOME                                          $ 6,375             $ 6,038               $ 12,844            $ 11,052
                                                  =========          ==========               ========            ========

      Basic income per share                          $0.29               $0.27                  $0.58              $0.50
      Diluted income per share                        $0.27               $0.26                  $0.55              $0.48

      Basic shares outstanding                       22,079              22,001                 22,061             21,965
      Diluted shares outstanding                     23,407              23,226                 23,363             23,199


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)


                                                                              Twenty-six Weeks Ended
                                                                      July 31, 1999          August 1, 1998
                                                                   -------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                        $ 12,844                $ 11,052
      Adjustments to reconcile net income to net cash
         flows from operating activities:
            Depreciation                                                   4,220                   3,001
            Loss on disposal of assets                                       395                     207
            Amortization of unearned compensation                            132                     132
      Changes in assets and liabilities:
            Accounts receivable                                             (245)                 (1,069)
            Inventory                                                    (19,353)                 (4,579)
            Prepaid expenses and other assets                               (301)                     29
            Accounts payable                                               6,583                     134
            Accrued employee compensation                                 (7,519)                 (5,050)
            Accrued store operating expenses                                 113                     471
            Gift certificates redeemable                                    (349)                   (314)
            Income taxes payable                                             853                     (17)
                                                                        --------                --------
         Net cash flows from operating activities                         (2,627)                  3,997

CASH FLOWS FROM INVESTING ACTIVITIES:
      Change in short-term investments                                    (1,585)                 (7,266)
      Purchase of property and equipment                                 (16,026)                 (9,437)
      Decrease/(Increase) in other assets                                  1,432                      (1)
                                                                        --------                --------
         Net cash flows from investing activities                        (16,179)                (16,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of common stock                                             (641)                      0
      Proceeds from the exercise of stock options                            502                   1,965
                                                                        --------                --------
          Net cash flows from financing activities                          (139)                  1,965
                                                                        --------                --------

Net decrease in cash and cash equivalents                                (18,945)                (10,742)

Cash and cash equivalents, Beginning of period                            61,705                  53,593
                                                                        --------                --------

Cash and cash equivalents, End of period                                $ 42,760                $ 42,851
                                                                        ========                ========



See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 1999 AND AUGUST 1, 1998
                                   (Unaudited)


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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 237 stores located in 32 states throughout the central, northwestern and southern areas of the United States as of July 31, 1999, and 209 stores in 28 states as of August 1, 1998. During the second quarter of fiscal 1999, the Company opened six new stores and substantially renovated three stores. During the second quarter of fiscal 1998, the Company opened five new stores and substantially renovated two stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:


                                       Percentage of Net Sales            Percentage of Net Sales
                                       Thirteen Weeks Ended               Twenty-six Weeks Ended
     Merchandise Group              July 31, 1999    Aug. 1, 1998      July 31, 1999    Aug. 1, 1998
                                    -------------    ------------      -------------    ------------
         Denims                        16.0%              21.0%            18.1%            22.3%
         Casual bottoms                 4.2%               3.4%             4.3%             3.2%
         Tops (incl. sweaters)         35.9%              32.8%            33.9%            31.5%
         Sportswear/fashions           17.7%              16.9%            16.2%            16.4%
         Accessories                    6.7%               6.2%             6.0%             5.3%
         Footwear                      17.3%              18.7%            19.0%            20.3%
         Other                          2.2%               1.0%             2.5%             1.0%
                                      -----              -----            -----            ------
                                      100.0%             100.0%           100.0%           100.0%
                                      =====              =====            =====            =====


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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended July 31, 1999, and August 1, 1998:


                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                              Percentage of Net Sales                    Percentage of Net Sales
                                              -----------------------                    -----------------------
                                      Thirteen weeks ended Percentage             Twenty-six weeks ended Percentage
                                   July 31,     August 1,      increase        July 31,     August 1,      increase
                                     1999          1998        (decrease)        1999          1998       (decrease)
                                  ------------ ------------- -------------    ------------ ------------- -------------

Net sales                            100.0%        100.0%         12.9%          100.0%        100.0%         15.8%
Cost of sales (including
 buying, distribution and
 occupancy costs)                     66.5%         65.6%         14.5%           66.3%         65.8%         16.6%
                                     -----         -----          ----           -----         -----          ----

Gross profit                          33.5%         34.4%          9.7%           33.7%         34.2%         14.3%
Selling expenses                      18.0%         18.2%         11.9%           18.3%         18.7%         13.1%
General and
 Administrative expenses               3.1%          3.0%         13.3%            3.1%          3.2%         12.7%
                                     -----         -----          ----           -----         -----          ----

Income from operations                12.4%         13.2%          6.0%           12.3%         12.3%         16.5%
Other income                            .4%           .5%         (5.7)%            .6%           .6%          3.9%
                                     -----         -----          ----           -----         -----          ----

Income before income
   Taxes                             12.8%          13.7%          5.6%           12.9%         12.9%         15.9%
Income tax expense                    4.8%           5.1%          5.6%            4.8%          4.9%         15.4%
                                     -----         -----          ----           -----         -----          ----

Net Income                            8.0%           8.6%          5.6%            8.1%          8.0%         16.2%
                                     ====          =====          ====           =====         =====          ====



Net sales increased from $70.5 million in the second quarter of fiscal 1998 to $79.6 million in the second quarter of fiscal 1999, a 12.9% increase. Comparable store sales increased from the second quarter of fiscal 1998 to the second quarter of fiscal 1999 by $0.6 million or 0.9%. The comparable store sales increase resulted from an increase in the number of pieces sold, as the average price per piece of merchandise sold in the second quarter of fiscal 1999,compared with the fiscal 1998 second quarter, was unchanged.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased from $137.5 million in the first six months of fiscal 1998 to $159.3 million for the first six months of fiscal 1999, a 15.8% increase. Comparable store sales for the twenty-six weeks ended July 31, 1999 compared to the twenty-six weeks ended August 1, 1998 increased $5.0 million or 3.8%. Sales growth of 12.0% for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 11 stores opened in 1998 and the opening of 15 new stores in the first twenty-six weeks of fiscal 1999. Average sales per square foot increased 1.1% from $142.70 to $144.30.

Gross profit after buying, occupancy, and distribution expenses increased $2.4 million in the second quarter of fiscal 1999 to $26.6 million, a 9.7% increase. As a percentage of net sales, gross profit decreased from 34.4% in the second quarter of fiscal 1998 to 33.5% in the second quarter of fiscal 1999. Gross profit increased $6.7 million for the first twenty-six weeks of fiscal 1999 to $53.7 million, a 14.3% increase. As a percentage of net sales, gross profit in the first six months decreased from 34.2% for fiscal 1998, to 33.7% for fiscal 1999. The decrease in gross profit as a percentage of net sales for both the three and six month periods of fiscal 1999 compared to the same periods of fiscal 1998 was primarily attributable to an increase in occupancy costs. This decline was partially offset by improvement in the actual merchandise margins for the three and six months of fiscal 1999 compared to the same periods of fiscal 1998.

Selling expenses increased from $12.8 million for the second quarter of fiscal 1998 to $14.3 million for the second quarter of fiscal 1999, a 11.9% increase. Selling expenses as a percentage of net sales decreased from 18.2% for fiscal 1998 to 18.0% for fiscal 1999. Year-to-date selling expense rose 13.1% from $25.8 million through the first half of fiscal 1998 to $29.1 million for the first half of fiscal 1999. As a percentage of net sales, selling expense in the first six months decreased from 18.7% for fiscal 1998, to 18.3% for fiscal 1999. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by the adoption of the Company's 1999 Management Incentive Program.

General and administrative expenses increased from $2.1 million in the second quarter of fiscal 1998 to $2.4 million in the second quarter of fiscal 1999, a 13.3% increase. As a percentage of net sales, general and administrative expenses increased to 3.1% for the second quarter of fiscal 1999 compared to 3.0% for the second quarter of fiscal 1998. For the first half of fiscal 1999, general and administrative expense rose 12.7% from $4.4 million for the six months ended August 1, 1998, to $4.9 million for the six months ended July 31, 1999. As a percentage of net sales, general and administrative expense decreased to 3.1% for the first half of fiscal 1999 compared to 3.2% for the first half of fiscal 1998. Decreases in general and administrative expenses for the first six months, as a percentage of net sales, resulted primarily from leverage provided by the adoption of the Company's 1999 Management Incentive Program, partially offset by slight increases in various expense categories.

As a result of the above changes, the Company's income from operations increased $0.6 million to $9.9 million for the second quarter of fiscal 1999 compared to $9.3 million for the second quarter of fiscal 1998, a 6.0% increase. Income from operations was 12.4% of net sales in the second quarter of fiscal 1999 compared to 13.2% in the second quarter of fiscal 1998. Income from operations, year-to-date through July 31, 1999, was $19.7 million, a $2.8 million increase

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


from the first half of the prior year. Income from operations was 12.3% of net sales for the first six months of both fiscal 1999 and fiscal 1998.

For the quarter ended July 31, 1999, other income decreased 5.7%. For the six months ended July 31, 1999, other income increased 3.9%. The decrease in the second quarter was due to the loss on disposal of fixed assets related to write-offs recorded from the rollout of new point of sale systems and store remodels. The increase year-to-date is primarily due to additional interest income, as the level of cash and short-term investments was greater than in the same period of fiscal 1998 partially offset by the loss on disposal of fixed assets.

Income tax expense as a percentage of pre-tax income was 37.5% in the first half of fiscal 1999 compared to 37.7% in the first half of fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 1999, the Company's had negative cash flow from operating activities of $2.6 million. During the first half of fiscal 1998, the Company's had positive cash flow from operating activities of $4.0 million.

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

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of July 31, 1999, the Company had working capital of $108.7 million, including $42.8 million of cash and cash equivalents and short-term investments of $28.3 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were minor bank borrowings during the first half of fiscal 1999 and no bank borrowings during the first half of fiscal 1998.

During the first half of fiscal 1999 and 1998 the Company invested $10.5 million and $4.6 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $1.9 million and $4.8 million in the first half of fiscal 1999 and 1998, respectively, in capital expenditures for the corporate headquarters and distribution center. During fiscal 1998, the Company completed its expansion to the corporate headquarters and distribution facility. The addition is approximately 124,000 square feet, added to the existing

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

55,000 square foot building. The majority of the space is used for the distribution center, with approximately 7,800 square feet of new office space. The distribution center was completed in June 1998 and the new office space was completed in December 1998. The former distribution area was remodeled for use as store supply warehousing and offices, merchandising and advertising offices as well as new workroom, showroom and conference room space. The remodel of this phase was completed in March 1999. The next remodeling phase includes remodeling and reorganization of the existing office space. This phase was partially completed in June 1999 and is expected to be completed during the third quarter of fiscal 1999. The final phase of the remodel project is estimated to be complete during fiscal 1999. The total cost of the expansion plus all phases of the remodel project is estimated to be $8.5 million, of which approximately $6.5 million was incurred during fiscal 1998. Also during the second quarter of fiscal 1999, the Company purchased a second corporate aircraft at a cost of $3.6 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1999, the Company anticipates completing approximately twenty additional store construction projects, including approximately twelve new stores and approximately eight stores to be remodeled and/or relocated. As of July 31, 1999, eight additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1999 will be approximately $22.5 million before any landlord allowances, estimated to be at approximately $1.5 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1996, 1997, and 1998, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 31, 1999, and August 1, 1998.

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

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's goal is to be Year 2000 compliant, meaning critical systems, devices, applications or business relationships have been evaluated and are expected to be suitable for continued use into and beyond the Year 2000, or contingency plans are in place. The Company has assessed its business computer systems, such as general ledger, payroll, accounts payable and inventory control, including distribution center functions. The majority of these systems, which are internally developed computer programs, have been corrected. The stores' point-of-sale systems are not internally developed but rather operate via third-party software systems.

During August 1997, the Company entered into an agreement with a third-party provider to prepare the customized software necessary to bring the stores' Point-of-Sale system into Year 2000 compliance. This system has been rolled out to the retail outlets, which was completed in July of 1999.

The Company presently believes that with modifications to its internally developed programs and with new third-party software, the Year 2000 issue will not pose significant operational problems for the Company. However, if such modification and replacements are not made, or not completed on time, the Year 2000 issue could have a material impact on the company.

Year 2000 Costs - Total costs of this project to date have been incurred and expensed or capitalized in the normal course of operations of the Company. The total remaining cost of the Year 2000 project is estimated at less than $100,000. The majority of such cost is for the purchase of new software and hardware for replacement of all stores' Point-of-Sale systems and has been capitalized and paid for with cash flow from operations. The hardware and software replacement would have been done regardless of the Year 2000 issue to improve the technology in the retail stores. The remaining costs of the project are based upon the management's best estimates, using currently available information and making assumptions regarding future events including the continued availability of certain resources, third-party readiness and other factors.

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

The Company currently operates 240 retail stores in 33 states, has many suppliers, and believes that this will help mitigate any adverse impact. The company assessed this risk and believes that its contingency plans would mitigate the long-term effect of this scenario. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial condition and results of operations.

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


FORWARD LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements, which reflect management's current views and estimates of future economic conditions, company performance and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors and general economic conditions, economic conditions in the retail apparel industry, year 2000 issues, as well as other risks and uncertainties inherent in the Company's business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings:                                           None

Item 2.  Changes in Securities:                                       None

Item 3.  Defaults Upon Senior Securities:                             None

Item 4.  Submission of Matters to a Vote of Security Holders:
         (a)  June 4, 1999, Annual Meeting
         (b)  Board of Directors:
                     Daniel J. Hirschfeld             Robert E. Campbell
                     Dennis H. Nelson                 William D. Orr
                     Karen B. Rhoads                  Ralph M. Tysdal
                     Bill L. Fairfield



                                               NUMBER OF SHARES*
                                               -----------------
                                            For    Against  Abstain   Del N-Vote
                                            ---    -------  -------   ----------
(c) 1. Election of Board of Directors:
        Daniel J. Hirschfeld            20,243,258       0    8,549
        Dennis H. Nelson                20,243,258       0    8,549
        Karen B. Rhoads                 20,243,013       0    8,794
        Bill L. Fairfield               20,240,398       0   11,409
        Robert E. Campbell              20,241,070       0   10,737
        William D. Orr                  20,240,765       0   11,042
        Ralph M. Tysdal                 20,242,893       0    8,914
    2.  Appoint Deloitte & Touche LLP
        as independent accountants.     20,233,992  11,841    5,974
    3.  Approval of the Company's 1999
        Management Incentive Plan       18,692,874 266,511   21,150    1,271,272
        *includes only shares represented in person or by proxy at the annual meeting
(d) None

Item 5.  Other Information:                                           None

Item 6.  Exhibits and Reports on Form 8-K:
         (a) See Exhibit 11, statement regarding computation of earnings per share.
         (b) No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1999.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE BUCKLE, INC.


Dated: September 14, 1999                    /s/ DENNIS H. NELSON
                                             -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated: September 14, 1999                    /s/ KAREN B. RHOADS
                                             -----------------------------------
                                             KAREN B. RHOADS, Vice President
                                                         of Finance and CFO
                                       14