Form 10-Q
period 1999-10-30
BUCKLE INC
filed 1999-12-10
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended October 30, 1999

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

                        Commission File Number: 000-20132

                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)


              Nebraska                               47-0366193
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)


       2407 West 24th Street, Kearney, Nebraska        68845
       (Address of principal executive offices)     (Zip Code)



       Registrant's telephone number, including area code: (308) 236-8491
  -----------------------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares issued of the Registrant's Common Stock, outstanding as of November 29, 1999 was 21,216,199 shares of Common Stock.

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
           (a) Exhibit 11, statement regarding computation of earnings per share
           (b) No reports on Form 8-K were filed by the Company during the Quarter ended October 30, 1999

Signatures                                                                 14




                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (columnar amounts in thousands)
                                   (unaudited)

ASSETS                                                  October 30,       January 30,
CURRENT ASSETS:                                            1999              1999
                                                        ---------         ---------
Cash and cash equivalents                               $  38,231         $  61,705
Short-term investments                                     34,116            26,691
Accounts receivable, net of allowance
  of $300,000                                               4,532             3,980
Inventory                                                  67,558            49,411
Prepaid expenses and other assets                           2,324             2,231
                                                        ---------         ---------
              Total current assets                        146,761           144,018

PROPERTY AND EQUIPMENT                                     89,847            74,041
Less accumulated depreciation                              36,566            34,798
                                                        ---------         ---------
                                                           53,281            39,243
OTHER ASSETS                                                1,418             2,852
                                                        ---------         ---------

                                                        $ 201,460         $ 186,113
                                                        =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                        $  20,458         $  16,817
Accrued employee compensation                              12,532            16,919
Accrued store operating expenses                            3,778             3,317
Gift certificates redeemable                                1,240             1,593
Income taxes payable                                        2,498             1,337
                                                        ---------         ---------
               Total current liabilities                   40,506            39,983

STOCKHOLDERS' EQUITY:
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued and outstanding 21,529,599
 and 21,968,921 shares, respectively                          215               220
Additional paid-in capital                                 27,666            37,431
Retained earnings                                         133,930           109,534
Unearned compensation - restricted stock                     (857)           (1,055)
                                                        ---------         ---------
               Total stockholders' equity                 160,954           146,130
                                                        ---------         ---------
                                                        $ 201,460         $ 186,113
                                                        =========         =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                 (amounts in thousands, except per share data)
                                  (unaudited)

                                            Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                         -------------------------   -------------------------
                                         October 30,   October 31,   October 30,   October 31,
                                            1999          1998          1999          1998
                                         -----------   -----------   -----------   -----------
SALES, net of returns and allowances      $107,463      $ 96,818      $266,735      $234,352

COST OF SALES (including buying,
  distribution and occupancy costs)         68,905        61,251       174,450       151,778
                                          --------      --------      --------      --------

      Gross profit                          38,558        35,567        92,285        82,574

OPERATING EXPENSES:
Selling                                     17,670        16,425        46,814        42,189
General and administrative                   2,933         2,688         7,853         7,054
                                          --------      --------      --------      --------

                                            20,603        19,113        54,667        49,243
                                          --------      --------      --------      --------

      Income from operations                17,955        16,454        37,618        33,331

OTHER INCOME                                   588           549         1,476         1,404
                                          --------      --------      --------      --------
      Income before income taxes            18,543        17,003        39,094        34,735

      Income tax expense                     6,991         6,411        14,698        13,091
                                          --------      --------      --------      --------

NET INCOME                                $ 11,552      $ 10,592      $ 24,396      $ 21,644
                                          ========      ========      ========      ========

      Basic income per share                 $0.54         $0.48         $1.11         $0.99
      Diluted income per share               $0.51         $0.46         $1.06         $0.94

      Basic shares outstanding              21,530        21,958        21,884        21,963
      Diluted shares outstanding            22,510        22,999        23,078        23,133

See notes to financial statements

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                  (Unaudited)

                                                                                 Thirty-nine Weeks Ended
                                                                                 -----------------------
                                                                                October 30,    October 31
                                                                                   1999           1998
                                                                                -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $ 24,396       $ 21,644
      Adjustments to reconcile net income to net cash
         flows from operating activities:
            Depreciation                                                            6,733          4,824
            Loss on disposal of assets                                                510            218
            Amortization of unearned compensation                                     198            199
      Changes in assets and liabilities:
            Accounts receivable                                                      (552)        (2,036)
            Inventory                                                             (18,147)       (11,605)
            Prepaid expenses and other assets                                         (93)          (507)
            Accounts payable                                                        3,641          3,686
            Accrued employee compensation                                          (2,631)           520
            Accrued store operating expenses                                          461          1,046
            Gift certificates redeemable                                             (353)          (300)
            Income taxes payable                                                    1,161            425
                                                                                 --------       --------
         Net cash flows from operating activities                                  15,324         18,114
CASH FLOWS FROM INVESTING ACTIVITIES:
      Change in short-term investments                                             (7,425)        (9,716)
      Purchase of property and equipment                                          (20,133)       (13,532)
      Decrease in other assets                                                        286              4
                                                                                 --------       --------
         Net cash flows from investing activities                                 (27,272)       (23,244)
CASH FLOWS FROM FINANCING ACTIVITIES:
      Purchases of common stock                                                   (12,589)        (1,935)
      Proceeds from the exercise of stock options                                   1,063          2,381
                                                                                 --------       --------
          Net cash flows from financing activities                                (11,526)           446
                                                                                 --------       --------
Net decrease in cash and cash equivalents                                         (23,474)        (4,684)

Cash and cash equivalents, Beginning of period                                     61,705         53,593
                                                                                 --------       --------

Cash and cash equivalents, End of period                                         $ 38,231       $ 48,909
                                                                                 ========       ========

See notes to financial statements.


                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      OCTOBER 30, 1999 AND OCTOBER 31, 1998
                                   (Unaudited)

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates it's business as one reportable industry segment. The Company had 247 stores located in 35 states throughout the central, northwestern and southern areas of the United States as of October 30, 1999, and 217 stores in 29 states as of October 31, 1998. During the third quarter of fiscal 1999, the Company opened ten new stores and substantially renovated two stores. During the third quarter of fiscal 1998, the Company opened five new stores and substantially renovated two stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:


                                      Percentage of Net Sales             Percentage of Net Sales
                                       Thirteen Weeks Ended               Thirty-nine Weeks Ended
     Merchandise Group            Oct. 30, 1999       Oct. 31, 1998     Oct. 30, 1999   Oct. 31, 1998
         Denims                       30.3%              32.5%             23.0%            26.5%
         Casual bottoms                4.5%               4.7%              4.4%             3.8%
         Tops (incl. sweaters)        33.7%              34.6%             33.8%            32.8%
         Sportswear/fashions           2.5%               2.1%             10.6%            10.5%
         Accessories                   6.3%               5.5%              6.1%             5.4%
         Footwear                     14.9%              15.4%             17.4%            18.3%
         Other                         7.8%               5.2%              4.7%             2.7%
                                     ------             ------            ------           ------
                                     100.0%             100.0%            100.0%           100.0%
                                     ======             ======            ======           ======


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

RESULTS OF OPERATIONS
---------------------

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 30, 1999, and October 31, 1998:


                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                      Percentage of Net Sales             Percentage of Net Sales
                                      -----------------------             -----------------------
                                Thirteen weeks ended   Percentage  Thirty-nine weeks ended   Percentage
                                 Oct. 30,   Oct. 31,    increase     Oct. 30,     Oct. 31,   increase
                                  1999        1998     (decrease)      1999        1998     (decrease)
                                -----------------------------------------------------------------------
Net Sales                         100.0%      100.0%      11.0%        100.0%      100.0%      13.8%
Cost of sales (including
 buying, distribution and
 occupancy costs)                  64.1%       63.3%      12.5%         65.4%       64.8%      14.9%
                                ---------------------------------    --------------------------------
Gross profit                       35.9%       36.7%       8.4%         34.6%       35.2%      11.8%
Selling expenses                   16.5%       17.0%       7.6%         17.6%       18.0%      11.0%
General and
 administrative expenses            2.7%        2.7%       9.1%          2.9%        3.0%      11.3%
                                ---------------------------------    --------------------------------
Income from operations             16.7%       17.0%       9.1%         14.1%       14.2%      12.9%
Other income                         .5%         .5%       7.1%           .5%         .6%       5.1%
                                ---------------------------------    --------------------------------
Income before provision
   for income taxes                17.2%       17.5%       9.0%         14.6%       14.8%      12.5%
Provision for income taxes          6.5%        6.6%       9.1%          5.5%        5.6%      12.3%
                                ---------------------------------    --------------------------------
Net Income                         10.7%       10.9%       9.1%          9.1%        9.2%      12.7%
                                =================================    ================================


Net sales increased from $96.8 million in the third quarter of fiscal 1998 to $107.5 million in the third quarter of fiscal 1999, an 11.0% increase. Comparable store sales increased from the third quarter of fiscal 1998 to the third quarter of fiscal 1999 by $1.4 million or 1.5%.

Net sales increased from $234.4 million in the first nine months of fiscal 1998 to $266.7 million for the first nine months of fiscal 1999, a 13.8% increase. Comparable store sales for the thirty-nine weeks ended October 30, 1999 compared to the thirty-nine weeks ended October 31, 1998 increased $6.2 million or 2.7%. Sales growth of 11.1% for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 24 stores opened in 1998 and the opening of 25 new stores in the first thirty-nine weeks of fiscal 1999. Average sales per square foot decreased .8% from $240 to $238.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit after buying, occupancy, and distribution expenses increased $3.0 million in the third quarter of fiscal 1999 to $38.6 million, an 8.4% increase. As a percentage of net sales, gross profit decreased from 36.7% in the third quarter of fiscal 1998 to 35.9% in the third quarter of fiscal 1999. Gross profit increased $9.7 million for the first thirty-nine weeks of fiscal 1999 to $92.3 million, an 11.8% increase. As a percentage of net sales, gross profit in the first nine months decreased from 35.2% for fiscal 1998, to 34.6% for fiscal 1999. The quarter and year-to-date decreases were attributable to higher occupancy costs as a percentage of net sales due to the decline in leverage provided by comparable store sales. For the nine month period ended October 30, 1999, there was also increased cost associated with depreciation expense for the distribution center recorded during the first five months of fiscal 1999 that had not been incurred during the first five months of fiscal 1998.

Selling expenses increased from $16.4 million for the third quarter of fiscal 1998 to $17.7 million for the third quarter of fiscal 1999, a 7.6% increase. Selling expenses as a percentage of net sales decreased from 17.0% for the third quarter fiscal 1998, to 16.5% for the third quarter of fiscal 1999. Year-to-date selling expense rose 11.0% from $42.2 million through the first nine months of fiscal 1998 to $46.8 million for the first nine months of fiscal 1999. As a percentage of net sales, selling expense for the first nine months decreased from 18.0% in fiscal 1998, to 17.6% in the fiscal 1999 nine-month period. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by the adoption of the Company's 1999 Management Incentive Program.


General and administrative expenses increased from $2.7 million in the third quarter of fiscal 1998 to $2.9 million in the third quarter of fiscal 1999, a 9.1% increase. As a percentage of net sales, general and administrative expenses for the 13 weeks ended October 30, 1999 remained the same at 2.7% for both fiscal 1998 and fiscal 1999. For the first nine months of fiscal 1999, general and administrative expense rose 11.3% from $7.1 million for the three quarters ended October 31, 1998, to $7.9 million for the three quarters ended October 30, 1999. As a percentage of net sales, general and administrative expense decreased to 2.9% for the first nine months of fiscal 1999 compared to 3.0% for the first nine months of fiscal 1998. Decreases in general and administrative expenses for the first nine months, as a percentage of net sales, resulted primarily from leverage provided by the adoption of the Company's 1999 Management Incentive Program, partially offset by slight increases in various expense categories.

As a result of the above changes, the Company's income from operations increased $1.5 million to $18.0 million for the third quarter of fiscal 1999 compared to $16.5 million for the third quarter of fiscal 1998, a 9.1% increase. Income from operations was 16.7% of net sales in the third quarter of fiscal 1999 compared to 17.0% in the third quarter of fiscal 1998. Income from operations, year-to-date through October 30, 1999, was $37.6 million, up $4.3 million or 12.9% from the prior year first nine months. Income from operations was 14.1% as a percentage of net sales for the first nine months of fiscal 1999 compared to 14.2% for the first nine months of fiscal 1998.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ended October 30, 1999, other income increased 7.1%. For the nine months ended October 30, 1999, other income increased 5.1%. The increase year-to-date is primarily due to additional interest income, as the average level of cash and short-term investments was greater than in the same period of fiscal 1998. The increase is partially offset by the loss on disposal of fixed assets related to write-offs recorded from the rollout of new point of sale systems and store and corporate office remodels.

Income tax expense as a percentage of pre-tax income was 37.6% in the first nine months of fiscal 1999 compared to 37.7% in the first nine months of fiscal 1998. The primary reason for the lower effective income tax rate is the growth in the amount of federal and/or state tax-exempt interest income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 1999 and 1998, the Company's cash flow provided by operating activities was $15.3 million and $18.1 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating greater usage of cash this year versus last year are a greater build up of inventory, a higher level of capital expenditures, a higher level of bonuses paid, and a higher level of financing activity for Company stock repurchases during the first three quarters of fiscal 1999 compared to fiscal 1998.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of October 30, 1999, the Company had working capital of $106.3 million, including $38.2 million of cash and cash equivalents and short-term investments of $34.1 million. There were minor bank borrowings during the first nine months of fiscal 1999 and no bank borrowings during the first nine months of fiscal 1998.

During the first three quarters of fiscal 1999 and 1998 the Company invested $14.3 million and $7.6 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $2.3 million and $5.9 million, respectively, in the first three quarters of fiscal 1999 and 1998 in capital expenditures for the corporate headquarters and distribution center. During fiscal 1998, the Company completed its expansion to the corporate headquarters and distribution facility. The addition is approximately 124,000 square feet, added to the existing 55,000 square foot building. The majority of the space is used for the distribution center, with approximately

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

7,800 square feet of new office space. The distribution center was completed in June 1998 and the new office space was completed in December 1998. The former distribution area was remodeled for use as store supply warehousing and offices, merchandising and advertising offices as well as new workroom, showroom and conference room space. The remodel of this phase was completed in March 1999. The next remodeling phase included remodeling and reorganization of the existing office space and was completed during the third quarter of fiscal 1999. The final phase of the remodel project is estimated to be complete during fiscal 1999. The total cost of the expansion plus all phases of the remodel project is estimated to be $8.8 million, of which approximately $6.5 million was incurred during fiscal 1998. Also during the second quarter of fiscal 1999, the Company purchased a second corporate aircraft at a cost of $3.5 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 1999, the Company anticipates completing approximately eight additional store construction projects, including two new stores and approximately six stores to be remodeled and/or relocated. As of October 30, 1999, thirteen additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 1999 will be approximately $22.5 million net of any landlord allowances, estimated to be over $2.0 million.

SEASONALITY AND INFLATION
-------------------------

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1996, 1997, and 1998, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended October 30, 1999, and October 31, 1998.

YEAR 2000 MATTERS
------------------

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

The Company currently operates 249 retail stores in 35 states, has many suppliers, and believes that this will help mitigate any adverse impact. The company assessed this risk and believes that its contingency plans would mitigate the long-term effect of this scenario. In the event that a temporary disruption does occur, the Company does not expect that it would have a material adverse effect on its financial condition and results of operations.

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


FORWARD LOOKING STATEMENTS
--------------------------

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

Item 3.   Defaults Upon Senior Securities:                             None

Item 4.   Submission of Matters to a Vote of Security Holders:         None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended October 30, 1999.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.


Dated:    December 9, 1999                /s/   DENNIS H. NELSON
                                             -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated:    December 9, 1999                /s/   KAREN B. RHOADS
                                             ----------------------------------
                                             KAREN B. RHOADS, Vice President
                                                          of Finance and CFO