Form 10-K405
period 2000-01-29
BUCKLE INC
filed 2000-04-28
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 29, 2000

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
         TITLE OF CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Stock, $.01 par value               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $110,328,685.13 on March 31, 2000. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 6,842,089 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 31, 2000, was 20,724,621.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 26, 2000 for Registrant's 2000 Annual Meeting of Shareholders to be held June 2, 2000 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K
                                JANUARY 29, 2000

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
                  on Form 8-K

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel for fashion conscious young men and women. As of January 29, 2000, the Company operated 248 retail stores in 35 states throughout the central United States, as well as in the northwest and southwestern states under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel, including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides individual customer services such as free alterations, free gift-wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store, with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 56 stores at the start of 1989 to 248 stores by the close of fiscal 1999. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 1999 refer to the 52-week period ended January 29, 2000. Fiscal 1998 and fiscal 1997 refer to the 52-week periods ended January 30, 1999 and January 31, 1998, respectively.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is to offer customers a wide selection of key brand name merchandise while also providing a broad range of services designed to create customer loyalty. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24 year old. The merchandise mix includes denims, casual bottoms, tops, sweaters, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (25% of fiscal 1999 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (34% of fiscal 1999 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.


                                                                                 Percentage of Net Sales
                                                                                 -----------------------
         Merchandise Group                                                 Fiscal        Fiscal       Fiscal
         -----------------                                                  1999          1998         1997
                                                                            ----          ----         ----
         Denims ........................................................    25.0%         27.3%         29.3%
         Slacks/Casual Bottoms .........................................     4.3           4.1           4.0
         Tops (including sweaters) .....................................    34.0          34.0          35.0
         Sportswear/Fashion Clothes (including dresses) ................     7.7           7.5           8.3
         Outerwear .....................................................     2.8           2.3           2.4
         Accessories ...................................................     7.1           5.8           4.4
         Footwear ......................................................    16.6          17.3          16.6
         Other .........................................................     2.5           1.7            .0
                                                                           ------        ------        -----
                          Total ........................................   100.0%        100.0%        100.0%
                                                                           ======        ======        ======

Brand name merchandise constitutes over 85% of the Company's sales volume. The balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style compared to the merchandise sold in other stores. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Dr. Martens, Tommy Jeans, Silver, Fossil, and Polo Jeans Company. The Company believes brand name merchandise will continue to constitute the substantial majority of sales.

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

                            ADVERTISING AND PROMOTION

In fiscal 1999, the Company spent $4.1 million (net co-op reimbursements) or 1.1% of net sales on advertising and in-store point of sale materials. In-store seasonal sign kits, promotional signage and the Company's own Buckle Magazine are used to enhance merchandising presentations, the stores' image and special events at point of sale.

Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. On-screen theatre advertising is utilized in select larger markets as an image builder for the Company. Radio advertising will continue to be a media source used to support special events in approximately 75% of the Company's markets.

The Company has developed programs to help strengthen relationships with loyal guests. Seasonal fliers and birthday cards are mailed to guests who have signed up on the Buckle's in-house mailing list. In addition, the Company will continue offering the frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company offers exclusive benefits to active Buckle Cardholders such as a seasonal newsletter, coupons and other special targeted mailings.

The Company publishes a corporate web site at www.buckle.com. The Company's website is primarily a marketing tool reaching a growing online audience. It serves as an interactive, entertaining, informative and brand building environment where visitors can get the latest Buckle fashion information, play with a interactive Buckle closet, find out about career opportunities, and read the latest Buckle financial news online. The Buckle Online Store was launched April 26, 1999 as a marketing tool, extending the Company's brand beyond the physical locations. Offering a small sampling of merchandise online, the Company presents the online store as a "taste test" in new markets as well as a customer service tool in existing markets.

                                STORE OPERATIONS

The Company has two Vice Presidents of Sales, two regional managers, nine district managers, and 47 area managers. Seven of the district managers and all of the area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The company also has electronic article surveillance systems in 97% of the Company's stores as well as surveillance camera systems in approximately 50% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.7% of net sales for fiscal 1999, 0.5% of net sales for fiscal 1998 and 0.4% for fiscal year 1997.

The average store is approximately 4,750 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,450 square feet to 7,900 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has a very experienced buying team. The buying team includes the President, Vice President of Men's Merchandising, two head women's merchandisers, and six women's buyers and three men's buyers. Five members of this buying team have between 16 and 30 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

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

In fiscal 1999, Tommy Hilfiger (including purchases from 7 different Tommy divisions), Lucky Brand Dungarees and Dr. Martens made up 22%, 18%, and 15%, respectively, of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Current significant vendors include Lucky Brand Dungarees, Dr. Martens, Tommy Jeans, Silver, and Polo Jeans Company. The Company continually strives to offer brands that are currently popular with its customers and therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer interest. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, NE. Merchandise is received daily in Kearney, sorted, tagged with bar-coded tickets, (unless the vendor UPC code can be used or the merchandise is pre-ticketed), and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt. This system allows stores to receive new merchandise almost every day, providing customers with a good reason to shop often and helping create excitement within each store. During fiscal 1998, the Company began using "pre-packs" to expedite the movement of merchandise through the distribution center.

In fiscal 1999, the Company completed remodeling its corporate headquarters and during fiscal 1998 finished the expansion of its distribution center. The current building space and distribution system will allow for handling up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory, and to assist in allocating merchandise among stores. Management can track on a daily basis which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2000, the Company operated 260 stores in 35 states, including 12 stores opened in 2000. The existing stores are in 5 downtown locations, 9 strip centers, 2 lifestyle centers and 244 shopping malls. The Company anticipates opening approximately 16 additional new stores in fiscal 2000 and adding South Carolina as a new state. All new stores for 2000 will be located in higher traffic shopping malls. The following table lists the location of existing stores as of April 1, 2000.

                           Location of Stores


     State         Number of Stores      State           Number of Stores
     -----         ----------------      -----           ----------------

     Alabama               2             Montana                 5
     Arizona               3             Nebraska               15
     Arkansas              5             New Mexico              4
     California            2             North Carolina          3
     Colorado             10             North Dakota            3
     Florida               3             Ohio                   12
     Georgia               3             Oklahoma               14
     Idaho                 5             Oregon                  1
     Illinois             15             Pennsylvania            3
     Indiana              11             South Dakota            3
     Iowa                 21             Tennessee               6
     Kansas               15             Texas                  26
     Kentucky              4             Utah                    5
     Louisiana             7             Washington              3
     Michigan             14             West Virginia           1
     Minnesota             7             Wisconsin              12
     Mississippi           3             Wyoming                 1
     Missouri             13                                   ---
                                         Total                 260
                                                               ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 66 at the beginning of 1990 to 248 at the end of fiscal 1999. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1990 to the end of fiscal 1999:

                         Total Number of Stores Per Year


          Fiscal          Open at start         Opened in          Closed in
           Year               of year         Current Year       Current Year         Total
     ---------------------------------------------------------------------------------------
           1990                    66                 6                 1               71
           1991                    71                15                 -               86
           1992                    86                18                 -              104
           1993                   104                27                 -              131
           1994                   131                16                 -              147
           1995                   147                17                 -              164
           1996                   164                17                 -              181
           1997                   181                19                 1              199
           1998                   199                24                 1              222
           1999                   222                27                 1              248


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

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $570,000, including construction costs of approximately $420,000 (which is prior to any construction allowance received) and inventory costs of approximately $150,000.

The Company anticipates opening approximately 28 new stores during fiscal 2000 and completing the remodeling of approximately nine existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2000, it is estimated that each will receive full remodeling. The Company has budgeted a total of $22.5 million (before estimated construction allowances from landlords of $1.5 million) for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2000.

The Company plans to expand in 2000 by opening stores in one new state as well as openings in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

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

                                    EMPLOYEES

As of January 29, 2000, the Company had approximately 5500 employees - approximately 800 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 250 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of January 29, 2000, 691 employees participated in the medical plan, 694 in the dental plan, 713 in the life insurance plan, 714 in the long-term disability plan and 293 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost, plus 10% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise areas, the Company competes with specialty retailers such as Gap, American Eagle Outfitters, Gadzooks, Pacific Sunwear, and Abercrombie & Fitch. The men's market also competes with certain department stores, such as Dillards, Saks, May Company stores, Federated stores, and other local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

In the women's merchandise area, the Company competes with specialty retailers such as Maurices, American Eagle Outfitters, Gadzooks, Pacific Sunwear, Abercrombie & Fitch, Express, Gap, and Vanity. The women's sales also compete with department stores, such as Dillards, Saks, May Company stores, Federated stores, and certain local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

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

                                   TRADEMARKS

"Bkle" and "The Buckle" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks, as management deems appropriate.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

DANIEL J. HIRSCHFELD, AGE 58. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 50. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 41. Ms. Rhoads is the Vice-President - Finance, Treasurer and a Director of the Company, and is the Chief Financial Officer. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college, and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

SCOTT M. PORTER, AGE 38. Mr. Porter has served as the Vice President - Men's Merchandising since April 19, 1991 and was elected as corporate Secretary on May 28, 1998. He joined the Company in May of 1978 as a part-time salesman. In 1983, he commenced full-time employment with the Company as a store manager and began participating in buying trips. Since 1987, Mr. Porter has devoted most of his time to men's merchandising, but also is involved in other aspects of the business, including advertising and store design. On February 9, 2000, Mr. Porter announced that he will step down from his position effective February 3, 2001.

JAMES E. SHADA, AGE 44. Mr. Shada is Vice President - Sales. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including site selection and development and education of personnel as store managers and as regional and district managers. Mr. Shada will reduce his work schedule and relinquished his vice president's position as of May 1, 2000.

GARY L. LALONE, AGE 50. Mr. Lalone is Vice President - Sales. Mr. Lalone joined the Company in March 1982 as the store manager. While managing, he became involved with the men's merchandising. Mr. Lalone became a regional manager and began participating in store site selection, advertising, store design and personnel development. Presently, the majority of Mr. Lalone 's time is spent in sales, and in helping develop and educate personnel as store managers and as regional and district managers. On February 16, 2000, Mr. Lalone announced that he will step down from his position effective February 3, 2001.

BRETT P. MILKIE, AGE 40. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

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

The current terms of the Company's leases, including automatic renewal options, expire as follows:

                During Fiscal            Number of expiring
                    Year                       leases
              ---------------------------------------------
                  2000                              1
                  2001                             12
                  2002                             22
                  2003                             27
                  2004                             31
                  2005                             25
                  2006                             30
                  2007 and later                  112
                                                  ---
                  Total                           260
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1999.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 1999, 1998 or 1997, and has no current plans for dividend payment.

The number of record holders of the Company's common stock as of March 31, 2000 was 469. Based upon information from the principal market makers, the Company believes there are more than 4,200 beneficial owners. The last reported sales price of the Company's common stock on March 31, 2000 was $16.125.

The remainder of the information required by this item is incorporated by reference to the information on page 28 of the Company's 1999 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K.


ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 7 in the Company's 1999 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 23 through 27 in the Company's 1999 Annual Report to Shareholders which is attached to this Form 10-K.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Deloitte & Touche LLP dated February 29, 2000, appearing on pages 8 through 22 of the Company's 1999 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 9 and 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting and is incorporated by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The Company's 1999 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 8 through 22 and are hereby incorporated by reference to this report:

       Independent Auditors' Report
       Balance Sheets as of January 29, 2000, and January 30, 1999
       Statements of Income for each of the three years in the period Ended
         January 29, 2000
       Statements of Stockholders' Equity for each of the three years in the period ended January 29, 2000
       Statements of Cash Flows for each of the three years in the period ended
         January 29, 2000
       Notes to Financial Statements for each of the three years in the period ended January 29, 2000

(A) (2) FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

       II.  Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 14.

(B) REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the quarter ended January 29, 2000.

(C) EXHIBITS

See index to exhibits on pages 15 and 16.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE BUCKLE, INC.

     Date:  April 27, 2000                   By:  /s/ DENNIS H. NELSON
                                                  --------------------
                                                  Dennis H. Nelson,
                                                  President and Chief Executive
                                                     Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of April, 2000.



/s/ DANIEL J. HIRSCHFELD                          /s/ ROBERT E. CAMPBELL
------------------------------------------        ----------------------
Daniel J. Hirschfeld                              Robert E. Campbell
Chairman of the Board and Director                Director


/s/ DENNIS H. NELSON                              /s/ WILLIAM D. ORR
------------------------------------------        ----------------------
Dennis H. Nelson                                  William D. Orr
President and Chief Executive Officer             Director
     and Director


/s/ KAREN B. RHOADS
-----------------------------------------         ----------------------
Karen B. Rhoads                                   Bill L. Fairfield
Vice President of Finance and                     Director
     Chief Financial Officer and Director


                                                  ----------------------
                                                  Ralph M. Tysdal
                                                  Director

                          INDEPENDENT AUDITORS' REPORT


BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc. as of January 29, 2000 and January 30, 1999 and for each of the three years in the period ended January 29, 2000, and have issued our report thereon dated February 29, 2000; such financial statements and report are included in your 1999 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Omaha, Nebraska
February 29, 2000


          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                Allowance for
                                                              Doubtful Accounts
                                                              -----------------

Balance, February 1, 1997                                     $    311,795

         Amounts charged to costs and expenses                     753,759
         Recoveries of amounts previously written off
         Write-off of uncollectible accounts                      (574,987)
                                                              -------------
Balance, January 31, 1998                                          490,567

         Amounts charged to costs and expenses                   1,132,004
         Recoveries of amounts previously written off
         Write-off of uncollectible accounts                    (1,322,571)
                                                              ------------
Balance, January 30, 1999                                          300,000

         Amounts charged to costs and expenses                   1,095,115
         Write-off of uncollectible accounts                    (1,170,115)
                                                              ------------
Balance, January 29, 2000                                     $    225,000
                                                              ============

                                INDEX TO EXHIBITS

                   EXHIBITS                                    PAGE NUMBER OR INCORPORATION
                                                                       BY REFERENCE TO
   (3)    Articles of Incorporation and By-Laws.
            (3.1)    Articles of Incorporation                          Exhibit 3.1 to Form S-1
                     of The Buckle, Inc. as amended                     No. 33-46294
            (3.1.1)  Amendment to the Articles of                       Exhibit 3.1.1 to Form 10-K
                     Incorporation of The Buckle, Inc.                  for Year End 1-30-1999
            (3.2)    By-Laws of The Buckle, Inc.                        Exhibit 3.2 to Form S-1
                                                                        No. 33-46294
   (4)    Instruments defining the rights of security
          holders, including indentures
            (4.1)    See Exhibits 3.1 and 3.2 for provisions of the
                     Articles of Incorporation and By-laws of the
                     Registrant defining rights of holders of Common
                     Stock of the registrant

            (4.2)    Form of stock certificate for Common Stock         Exhibit 4.1 to Form S-1
                                                                        No. 33-46294
   (9)    Not applicable

  (10)    Material Contracts
            (10.1)  1991 Stock Incentive Plan                           Exhibit 10.1 to Form S-1
                                                                        No. 33-46294

            (10.2)  1991 Non-Qualified Stock Option Plan                Exhibit 10.2 to Form S-1
                                                                        No. 33-46294

            (10.3)  Non-Qualified Stock Option Plan and                 Exhibit 10.3 to Form S-1
                       Agreement With Dennis Nelson                     No. 33-46294

            (10.4)  Acknowledgment for Dennis H. Nelson
                       dated April 18, 2000

            (10.5)  Acknowledgment for Scott M. Porter
                       dated April 18, 2000

            (10.6)  Acknowledgment for James E. Shada
                       dated April 18, 2000

            (10.7)  Acknowledgment for Gary L. Lalone
                       dated April 18, 2000

            (10.8)  Acknowledgment for Brett P. Milkie
                       dated April 18, 2000

            (10.10)    Cash or Deferred Profit Sharing Plan             Exhibit 10.10 to Form S-1
                                                                        No. 33-46294
            (10.10.1)  Non-Qualified Deferred Compensation Plan         Exhibit 10.10.1 to Form 10-K
                                                                        for Year End 1-30-99
            (10.11)    Programmed Lending Note dated
                       May 31, 1999 for $5.0 million payable
                       to First National Bank and Trust Co.
                       of Kearney

            (10.12)    Loan Agreement dated May 31, 1999
                       between The Buckle, Inc. and First
                       National Bank and Trust Co. of Kearney,
                       regarding $5.0 million line of credit.

            (10.13)    Letter dated June 1, 1999 from
                       First National Bank and Trust Co.
                       of Kearney, regarding $5.0 million
                       line of credit and $5.0 million
                       letter of credit facility.

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

  (13)    1999 Annual Report to Stockholders

  (18)    Not applicable

  (19)    Not applicable

  (22)    Not applicable

  (23)    Consent of Deloitte & Touche LLP

  (25)    Not applicable

  (27)    Financial Data Schedule

  (28)    Not applicable