Form 10-Q
period 2000-04-29
BUCKLE INC
filed 2000-06-13
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended APRIL 29, 2000

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

                        Commission File Number: 000-20132

                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)


                NEBRASKA                                   47-0366193
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)


             2407 WEST 24TH STREET, KEARNEY, NEBRASKA    68845-4915
              (Address of principal executive offices)   (Zip Code)



       Registrant's telephone number, including area code: (308) 236-8491

-----------------------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of June 2, 2000 was 20,630,095 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                           Pages
                                                                           -----
                    Part I. Financial Information (unaudited)

Item 1.     Financial Statements                                              3

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       11


                     Part II. Other Information

Item 1.     Legal Proceedings                                                12

Item 2.     Changes in Securities and Use of Proceeds                        12

Item 3.     Defaults Upon Senior Securities                                  12

Item 4.     Submission of Matters to a Vote of Security Holders              12

Item 5.     Other Information                                                12

Item 6.     Exhibits and Reports on Form 8-K                                 12
            (a) Exhibit 11, statement regarding computation of earnings per share
            (b) No reports on Form 8-K were filed by the Company during the Quarter ended April 29, 2000

Signatures                                                                   13

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

ASSETS                                                   April 29,   January 29,
CURRENT ASSETS                                             2000         2000
                                                         ---------   ----------

Cash and cash equivalents                                $  29,698    $  37,205
Short-term investments:
  Held-to-maturity                                          35,640       40,357
  Available-for-sale                                         4,334        4,002
Accounts receivable, net of
  allowance of $175,000 and $225,000, respectively           1,660        3,430
Inventory                                                   66,110       55,045
Prepaid expenses and other assets                            3,412        2,387
                                                         ---------    ---------
              Total current assets                         140,854      142,426

PROPERTY AND EQUIPMENT                                      96,021       91,735
Less accumulated depreciation                               40,309       38,168
                                                         ---------    ---------
                                                            55,712       53,567

OTHER ASSETS                                                 2,735        2,553
                                                         ---------    ---------
                                                         $ 199,301    $ 198,546
                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $  17,948    $  15,773
Accrued employee compensation                                6,216       12,587
Accrued store operating expenses                             2,924        3,491
Gift certificates redeemable                                 1,527        1,925
Income taxes payable                                         3,476        1,068
                                                         ---------    ---------
               Total current liabilities                    32,091       34,844

DEFERRED COMPENSATION                                          801          442
                                                         ---------    ---------
               Total liabilities                            32,892       35,286

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 20,614,695 and
  20,726,149 shares, respectively                              206          207
Additional paid-in capital                                  15,592       17,131
Retained earnings                                          151,516      146,920
Unearned compensation - restricted stock                      (725)        (791)
Accumulated other comprehensive income (loss)                 (180)        (207)
                                                         ---------    ---------

               Total stockholders' equity                  166,409      163,260
                                                         ---------    ---------

                                                         $ 199,301    $ 198,546
                                                         =========    =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                            Thirteen Weeks Ended
                                                           ---------------------
                                                           April 29,      May 1,
                                                             2000         1999
                                                           ---------    --------

SALES, net of returns and allowances                        $ 78,501    $ 79,688

COST OF SALES (including buying,
  distribution and occupancy costs)                           54,570      52,587
                                                            --------    --------
      Gross profit                                            23,931      27,101

OPERATING EXPENSES
Selling                                                       14,466      14,813
General and administrative                                     2,314       2,495
                                                            --------    --------
                                                              16,780      17,308
                                                            --------    --------

      Income from operations                                   7,151       9,793

OTHER INCOME                                                     660         574
                                                            --------    --------
      Income before income taxes                               7,811      10,367

      Income tax expense                                       2,945       3,898
                                                            --------    --------

Income before cumulative effect of
       change in accounting                                    4,866       6,469
Cumulative effect of change in accounting,
       net of taxes of $162 and $0, respectively                 270          --
                                                            --------    --------

NET INCOME                                                  $  4,596    $  6,469
                                                            ========    ========

Per share amounts:
  Basic income per share:

     Income before cumulative effect of a change
      in accounting                                         $   0.24    $   0.29
     Cumulative effect of change in accounting, net of
      taxes                                                    (0.02)         --
                                                            --------    --------
     Net income                                             $   0.22    $   0.29
    Diluted income per share:

     Income before cumulative effect of change
      in accounting                                         $   0.23    $   0.28
     Cumulative effect of change in accounting, net of
      taxes                                                    (0.02)         --
                                                            --------    --------
      Net income                                            $   0.21    $   0.28

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                     Thirteen Weeks Ended
                                                                     --------------------
                                                                 April 29, 2000    May 1, 1999
                                                                 --------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $  4,596         $  6,469
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                2,611            1,993
           Loss on disposal of assets                                     92              135
           Amortization of unearned compensation-restricted stock         66               66
           Cumulative effect of change in accounting method              270               --
      Changes in operating assets and liabilities
            Accounts receivable                                          170            1,351
            Inventory                                                (10,025)         (12,583)
            Prepaid expenses and other assets                           (335)            (424)
            Accounts payable                                           1,775            6,311
            Accrued employee compensation                             (6,371)          (8,028)
            Accrued store operating expenses                            (567)            (754)
            Gift certificates redeemable                                (398)            (292)
            Income taxes payable                                       2,408            2,473
            Deferred compensation                                        359               --
                                                                    --------         --------
         Net cash flows from operating activities                     (5,349)          (3,283)
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                 4,412               88
      Purchase of property and equipment                              (4,848)          (7,962)
      Change in other assets                                            (182)             814
                                                                    --------         --------
         Net cash flows from investing activities                       (618)          (7,060)
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                       (1,588)            (305)
      Proceeds from the exercise of stock options                         48               77
                                                                    --------         --------
          Net cash flows from financing activities                    (1,540)            (228)
                                                                    --------         --------

Net decrease in cash and cash equivalents                             (7,507)         (10,571)

Cash and cash equivalents, Beginning of period                        37,205           61,705
                                                                    --------         --------

Cash and cash equivalents, End of period                            $ 29,698         $ 51,134
                                                                    ========         ========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with auditing standards generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 29, 2000, included in The Buckle, Inc.'s 1999 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 261 stores located in 35 states throughout the central, northwestern and southern areas of the United States as of April 29, 2000, and 231 stores in 31 states as of May 1, 1999. During the first quarter of fiscal 2000, the Company opened thirteen new stores and substantially renovated three stores. During the first quarter of fiscal 1999, the Company opened nine new stores and substantially renovated one store.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                                    Percentage of Net Sales
                                                      Thirteen Weeks Ended
                                                 -----------------------------
         Merchandise Group                       April 29, 2000    May 1, 1999
                                                 --------------    -----------
               Denims                                 24.9%           20.1%
               Slacks/Casual Bottoms                   4.2%            4.5%
               Tops (including sweaters)              31.8%           31.9%
               Sportswear/Fashion clothes             12.3%           14.7%
               Outerwear                               1.1%             .9%
               Accessories                             6.6%            5.3%
               Shoes                                  16.5%           20.8%
               Little Guys/Gals                        2.3%            1.6%
               Other                                   0.3%            0.2%
                                                    -------         -------
                                                     100.0%          100.0%
                                                    =======         =======

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants. During the quarter ended April 29, 2000, the Company repurchased and retired 142,700 shares of its common stock pursuant to authorized buy-back programs.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
                                   (Unaudited)

4. Accounting Pronouncements - In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which would have been effective January 30, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, postponing the effective date for implementing SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this Statement effective February 4, 2001. At this time, the Company believes the impact of adopting this Statement should not be significant to the results of operations or financial position.

5. Change in Accounting - On January 30, 2000, the Company changed its revenue recognition policy related to layaway sales in accordance with the guidance and interpretations provided by the SEC's Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition. This SAB affected the Company's recognition of layaway sales, which requires recognition of revenue from sales made under its layaway program upon delivery of the merchandise to the customer. The Company recorded a cumulative effect adjustment for the change in this accounting principle in accordance with APB Opinion No. 20, Accounting Changes. If SAB No. 101 would have been adopted prior to fiscal 1999, there would be no change to basic or diluted income per share on a pro-forma basis. Additionally, pro-forma net income for first quarter fiscal 1999 would have been $6,418,000.

6. Comprehensive Income - Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes.

                                                        Thirteen Weeks Ended
                                                     ---------------------------
                                                     April 29, 2000  May 1, 1999
                                                     --------------  -----------

     Net Income                                               4,596        6,469
     Unrealized gain on available for sale securities
        net of taxes of $16,000 and $0, respectively             27            -
                                                      -------------  -----------

     Total Comprehensive Income                       $       4,623  $     6,469
                                                      =============  ===========

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen week periods ended April 29, 2000, and May 1, 1999:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                      Percentage of Net Sales
                                      -----------------------
                                        Thirteen weeks ended          Percentage
                                        April 29,     May 1,           Increase
                                          2000         1999           (decrease)
                                    --------------------------------------------

Net Sales                                 100.0%       100.0%             (1.5)%
Cost of sales (including
 buying, distribution and
 occupancy costs)                          69.5%        66.0%              3.8%
                                    --------------------------------------------
Gross profit                               30.5%        34.0%            (11.7)%
Selling expenses                           18.4%        18.6%             (2.3)%
General and
 administrative expenses                    3.0%         3.1%             (7.2)%
                                    --------------------------------------------
Income from operations                      9.1%        12.3%            (27.0)%
Other income                                 .8%          .7%             14.9%
                                    --------------------------------------------
Income before provision
   for income taxes                         9.9%        13.0%            (24.7)%
Provision for income taxes                  3.7%         4.9%            (24.5)%
                                    --------------------------------------------
Income before cumulative effect of
change in accounting                        6.2%         8.1%            (24.8)%
                                    ============================================



Net sales decreased from $79.7 million in the first quarter of fiscal 1999 to $78.5 million in the first quarter of fiscal 2000, a 1.5% decrease. Comparable store sales decreased from the first quarter of fiscal 1999 to the first quarter of fiscal 2000 by $7.8 million or 10.0%. The comparable store sales decrease resulted partially from a 7.8% decrease in the average price per piece of merchandise sold compared with the fiscal 1999 first quarter. Comparable store sales decreased 0.2% due to the change in the method of revenue recognition for layaways sales in accordance with the guidance and interpretations provided by the SEC's SAB No. 101-Revenue Recognition. Sales growth of 8.5% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the nine stores opened in 1999 and the opening of thirteen new stores in the first thirteen weeks of fiscal 2000. Average sales per square foot decreased 13.9% from $73.82 to $63.58.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses decreased $3.2 million in the first quarter of fiscal 2000 to $23.9 million, an 11.7% decrease. As a percentage of net sales, gross profit decreased from 34.0% in the first quarter of fiscal 1999 to 30.5% in the first quarter of fiscal 2000. This decrease was attributable primarily to higher occupancy costs as well as a 0.6% reduction in the actual merchandise margins.

Selling expenses decreased from $14.8 million for the first quarter of fiscal 1999 to $14.5 million for the first quarter of fiscal 2000, a 2.3% decrease. Selling expenses as a percentage of net sales for the first quarter of fiscal 2000 decreased to 18.4% compared to 18.6% for the first quarter of fiscal 1999. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by the restructuring of the company's executive compensation plan as well as leverage in advertising expenses.

General and administrative expenses decreased from $2.5 million in the first quarter of fiscal 1999 to $2.3 million in the first quarter of fiscal 2000, a 7.2% decrease. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 2000 decreased from 3.1% in fiscal 1999 to 3.0% in fiscal 2000. The decrease in general and administrative expense, as a percentage of net sales, resulted primarily from leverage provided by restructuring of the company's executive compensation plan.

As a result of the above changes, the Company's income from operations decreased $2.6 million to $7.2 million for the first quarter of fiscal 2000 compared to $9.8 million for the first quarter of fiscal 1999, a 27.0% decrease. Income from operations was 9.1% of net sales in the first quarter of fiscal 2000 compared to 12.3% in the first quarter of fiscal 1999.

For the quarter ended April 29, 2000, other income increased 14.9% from the first quarter of fiscal 1999. Income tax expense as a percentage of pre-tax income was 37.7% in the first quarter of fiscal 2000 compared to 37.6% in the first quarter of fiscal 1999.

Effective for the first quarter of fiscal 2000, the Company changed its revenue recognition policy related to layaway sales in accordance with the guidance and interpretations provided by the SEC's Staff Accounting Bulletin (SAB) No. 101-Revenue Recognition. This change resulted in a cumulative effect of $270,000, net of related taxes, which was reported on the income statement for the quarter ended April 29, 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 2000 and 1999, the Company's cash flow used by operating activities was $5.3 and $3.3 million, respectively.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The uses of cash for both thirteen-week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores. The primary differences creating a lower use of cash this year versus last year are a lesser build up of inventory, a lower level of capital expenditures and a lower level of bonuses paid.

The Company has available an unsecured line of credit of $5.0 million and a $5.0 million letter of credit facility for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. On May 25, 2000, the Company signed new lending agreements with First National Bank and Trust Company of Kearney increasing the unsecured line of credit to $7.5 million and the letter of credit facility to $7.5 million. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of April 29, 2000, the Company had working capital of $108.8 million, including $29.7 million of cash and cash equivalents and short-term investments of $40.0 million. There were no bank borrowings during the first quarter of fiscal 2000 and 1999.

During the first quarter of fiscal 2000 and 1999 the Company invested $4.6 million and $6.8 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.2 million and $1.2 million in the first quarter of fiscal 2000 and 1999, respectively, in capital expenditures for the corporate headquarters. During fiscal 1998, the Company completed its expansion to the corporate headquarters and distribution facility. The addition is approximately 124,000 square feet, added to the existing 55,000 square foot building. The majority of the space is used for the distribution center, with approximately 7,800 square feet of new office space. The distribution center was completed in June 1998 and the new office space was completed in December 1998. The former distribution area was remodeled for use as store supply warehousing and offices, merchandising and advertising offices as well as new workroom, showroom and conference room space. The remodel of this phase was completed in March 1999. The next remodeling phase included remodeling and reorganization of the existing office space and was completed during the third quarter of fiscal 1999. The final phase of the remodel project was completed during the fourth quarter of fiscal 1999.

During the remainder of fiscal 2000, the Company anticipates completing approximately 19 additional store construction projects, including approximately 14 new stores and approximately five stores to be remodeled and/or relocated. As of April 29, 2000, six additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2000 will be approximately $22.9 million before any landlord allowances estimated to be $3.0 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1997, 1998, and 1999, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended April 29, 2000, and May 1, 1999.


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

          (c)  None

          (d)  None

Item 5.   Other Information:                                      None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended April 29, 2000.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE BUCKLE, INC.


Dated:      June 13,        2000             /s/ DENNIS H. NELSON
       --------------------                  -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated:      June 13,        2000             /s/   KAREN B. RHOADS
       --------------------                  -----------------------------------
                                             KAREN B. RHOADS, Vice President of
                                             Finance and CFO