Form 10-Q
period 2000-07-29
BUCKLE INC
filed 2000-09-11
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JULY 29, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares issued of the Registrant's Common Stock, outstanding as of September 1, 2000 was 20,527,070 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX


                                                                 Pages
                                                                 -----
                   Part I. Financial Information (unaudited)

Item 1.      Financial Statements                                  3

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations         8

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk                                          12


                   Part II. Other Information

Item 1.      Legal Proceedings                                    13

Item 2.      Changes in Securities and Use of Proceeds            13

Item 3.      Defaults Upon Senior Securities                      13

Item 4.      Submission of Matters to a Vote of Security
             Holders                                              13

Item 5.      Other Information                                    13

Item 6.      Exhibits and Reports on Form 8-K                     13
             (a)  Exhibit 11, statement regarding computation
                  of earnings per share
             (b)  No reports on Form 8-K were filed by the
                  Company during the Quarter ended July 29, 2000

Signatures                                                        14

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

                                                                        July 29,              January 29,
ASSETS                                                                     2000                    2000
------                                                               ----------------        ---------------
CURRENT ASSETS
Cash and cash equivalents                                                  $  25,747              $  37,205
Short-term investments:
  Held-to-maturity                                                            32,387                 40,357
  Available-for-sale                                                           4,533                  4,002
Accounts receivable, net of
  allowance of $175,000 and $225,000, respectively                             2,316                  3,430
Inventory                                                                     73,993                 55,045
Prepaid expenses and other assets                                              4,173                  2,387
                                                                     ----------------        ---------------
              Total current assets                                           143,149                142,426

PROPERTY AND EQUIPMENT                                                        99,351                 91,735
Less accumulated depreciation                                                 42,589                 38,168
                                                                     ----------------        ---------------
                                                                              56,762                 53,567

OTHER ASSETS                                                                   2,744                  2,553
                                                                     ----------------        ---------------
                                                                           $ 202,655              $ 198,546
                                                                     ================        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable                                                           $  20,998              $  15,773
Accrued employee compensation                                                  6,379                 12,587
Accrued store operating expenses                                               3,197                  3,491
Gift certificates redeemable                                                   1,427                  1,925
Income taxes payable                                                           1,183                  1,068
                                                                     ----------------        ---------------
               Total current liabilities                                      33,184                 34,844

DEFERRED COMPENSATION                                                            829                    442
                                                                     ----------------        ---------------
               Total liabilities                                              34,013                 35,286

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 20,535,720 and
  20,726,149 shares, respectively                                                205                    207
Additional paid-in capital                                                    13,990                 17,131
Retained earnings                                                            155,286                146,920
Unearned compensation -- restricted stock                                      (659)                  (791)
Accumulated other comprehensive income (loss)                                  (180)                  (207)
                                                                     ----------------        ---------------
               Total stockholders' equity                                    168,642                163,260
                                                                     ----------------        ---------------
                                                                           $ 202,655              $ 198,546
                                                                     ================        ===============

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                             (Amounts in thousands,
                             except per share data)
                                   (Unaudited)



                                                       Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                               -------------------------------------   ---------------------------------------
                                                   July 29,            July 31,            July 29,              July 31,
                                                     2000                1999                2000                  1999
                                               ------------------  -----------------   ------------------  -------------------

SALES, net of returns and allowances                  $   77,111           $ 79,584           $  155,612           $  159,272

COST OF SALES (including buying,
  distribution and occupancy costs)                       54,994             52,958              109,564              105,545
                                               ------------------  -----------------   ------------------  -------------------
      Gross profit                                        22,117             26,626               46,048               53,727

OPERATING EXPENSES:
Selling                                                   14,401             14,331               28,867               29,144
General and administrative                                 2,335              2,425                4,649                4,920
                                               -------------------------------------------------------------------------------
                                                          16,736             16,756               33,516               34,064
                                               ------------------  -----------------   ------------------  -------------------
      Income from operations                               5,381              9,870               12,532               19,663

OTHER INCOME                                                 658                314                1,318                  888
                                               ------------------  -----------------   ------------------  -------------------
      Income before income taxes                           6,039             10,184               13,850               20,551
      Income tax expense                                   2,269              3,809                5,214                7,707
                                               -------------------------------------------------------------------------------

Income before cumulative effect of
      change in accounting                                 3,770              6,375                8,636               12,844
Cumulative effect of change in
      accounting, net of taxes                               --                  --                (270)                  --
                                               ------------------  -----------------   ------------------  -------------------
NET INCOME                                             $   3,770          $   6,375            $   8,366           $   12,844
                                               ==================  =================   ==================  ===================

Per share amounts:
  Basic income per share:
      Income before cumulative effect of
       change in accounting                                $0.18              $0.29                $0.42                $0.58
      Cumulative effect of change in
       accounting, net of taxes                              --                  --                (.01)                  --
                                               ------------------  -----------------   ------------------  -------------------
      Net income                                           $0.18              $0.29                $0.41                $0.58
  Diluted income per share:
      Income before cumulative effect of
       change in accounting                                $0.18              $0.27                $0.40                $0.55
      Cumulative effect of change in
       accounting, net of taxes                              --                  --                (.01)                  --
                                               ------------------  -----------------   ------------------  -------------------
       Net income                                          $0.18              $0.27                $0.39                $0.55

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                              Twenty-six Weeks Ended
                                                                   -----------------------------------------
                                                                        July 29, 2000         July 31, 1999
                                                                   -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                           $    8,366            $   12,844
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                         5,444                 4,220
           Loss on disposal of assets                                             179                   395
           Amortization of unearned compensation-restricted stock                 132                   132
           Cumulative effect of change in accounting method                       270
                                                                                                         --
      Changes in operating assets and liabilities
            Accounts receivable                                                  (486)                 (245)
            Inventory                                                         (17,908)              (19,353)
            Prepaid expenses and other assets                                  (1,096)                 (301)
            Accounts payable                                                    4,825                 6,583
            Accrued employee compensation                                      (6,208)               (7,519)
            Accrued store operating expenses                                     (294)                  113
            Gift certificates redeemable                                         (498)                 (349)
            Income taxes payable                                                  115                   853
            Deferred compensation                                                 387
                                                                                                         --
                                                                   -------------------    ------------------
         Net cash flows from operating activities                              (6,772)               (2,627)
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                          7,466                (1,585)
      Purchase of property and equipment                                       (8,818)              (16,026)
      Change in other assets                                                     (191)
                                                                                                      1,432
                                                                   -------------------    ------------------
         Net cash flows from investing activities                              (1,543)              (16,179)
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                                (3,781)
                                                                                                       (641)
      Proceeds from the exercise of stock options                                 638                   502
                                                                   -------------------    ------------------
          Net cash flows from financing activities                             (3,143)                 (139)
                                                                   -------------------    ------------------
Net decrease in cash and cash equivalents                                     (11,458)              (18,945)

Cash and cash equivalents, Beginning of period                                 37,205                61,705
                                                                   -------------------    ------------------
Cash and cash equivalents, End of period                                   $   25,747            $   42,760
                                                                   ===================    ==================

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          THIRTEEN AND TWENTY-SIX WEEKS
                     ENDED JULY 29, 2000 AND JULY 31, 1999
                                   (Unaudited)

1. Management Representation -- The accompanying unaudited financial statements have been prepared in accordance with auditing standards generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by auditing standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 29, 2000, included in The Buckle, Inc.'s 1999 Annual Report.

2. Description of the Business -- The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 269 stores located in 36 states throughout the central, northwestern and southern areas of the United States as of July 29, 2000, and 237 stores in 32 states as of July 31, 1999. During the second quarter of fiscal 2000, the Company opened eight new stores and substantially renovated four stores. During the second quarter of fiscal 1999, the Company opened six new stores and substantially renovated three stores.

         The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:


                                    Percentage of Net Sales        Percentage of Net Sales
                                      Thirteen Weeks Ended         Twenty-six Weeks Ended
                                  ----------------------------   ----------------------------
         Merchandise Group        July 29, 2000  July 31, 1999   July 29, 2000  July 31, 1999
         -----------------        -------------  -------------   -------------  -------------
         Denims                       19.7%           16.0%           22.3%        18.1%
         Slacks/Casual bottoms         4.0%            4.2%            4.1%         4.3%
         Tops (incl. sweaters)        33.4%           35.9%           32.6%        33.9%
         Sportswear/Fashions          14.4%           17.7%           13.4%        16.2%
         Outerwear                     1.0%             .6%            1.0%          .7%
         Accessories                   8.0%            6.7%            7.3%         6.0%
         Footwear                     17.2%           17.3%           16.9%        19.0%
         Little Guys/Gals              2.1%            1.7%            2.2%         1.7%
         Other                          .2%             .1%             .2%          .1%
                                     ------          ------          ------       ------
                                     100.0%          100.0%          100.0%       100.0%
                                     ======          ======          ======       ======


3. Net Income Per Share -- Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants. During the quarter ended July 29, 2000, the Company repurchased and retired 158,200 shares of its common stock pursuant to authorized buy-back programs.

                                THE BUCKLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
                                  (Unaudited)

4. Accounting Pronouncements -- In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which would have been effective January 30, 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, postponing the effective date for implementing SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt this Statement effective February 4, 2001. At this time, the Company believes the impact of adopting this Statement should not be significant to the results of operations or financial position.

5. Change in Accounting -- On January 30, 2000, the Company changed its revenue recognition policy related to layaway sales in accordance with the guidance and interpretations provided by the SEC's Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition. This SAB affected the Company's recognition of layaway sales, which requires recognition of revenue from sales made under its layaway program upon delivery of the merchandise to the customer. In the first quarter of fiscal 2000, the Company recorded a $0.3 million cumulative effect adjustment for the change in this accounting principle in accordance with APB Opinion No. 20, Accounting Changes. If SAB No. 101 had been adopted prior to fiscal 2000, the net income for the first six months of fiscal 1999 would have been $12.5 million versus the $12.8 million as reported.

6. Comprehensive Income -- Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes.

                                                        Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                               -------------------------------------   ---------------------------------------
                                                   July 29,            July 31,            July 29,              July 31,
                                                     2000                1999                2000                  1999
                                               ------------------  -----------------   ------------------  -------------------

Net Income                                             $   3,770          $   6,375            $   8,366            $  12,844
Unrealized gain on available for sale
     securities, net of taxes                                 --                 --                   27                   --
                                               ------------------  -----------------   ------------------  -------------------
Total Comprehensive Income                             $   3,770          $   6,375            $   8,393            $  12,844
                                               ==================  =================   ==================  ===================

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended July 29, 2000, and July 31, 1999:


                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                   Percentage of Net Sales                     Percentage of Net Sales
                                  -------------------------                   --------------------------
                                    Thirteen weeks ended                       Twenty-six weeks ended
                                  --------------------------   Percentage     --------------------------  Percentage
                                   July 29,      July 31,       increase       July 29,      July 31,      increase
                                     2000          1999        (decrease)        2000          1999       (decrease)
                                  ------------ ------------- -------------    ------------ ------------- -------------

Net sales                              100.0%        100.0%        (3.1)%          100.0%        100.0%        (2.3)%
Cost of sales (including
 buying, distribution and
 occupancy costs)                       71.3%         66.5%          3.8%           70.4%         66.3%          3.8%
                                  ------------ ------------- -------------    ------------ ------------- -------------
Gross profit                            28.7%         33.5%       (16.9)%           29.6%         33.7%       (14.3)%
Selling expenses                        18.7%         18.0%           .5%           18.6%         18.3%        (1.0)%
General and
  administrative expenses                3.0%          3.1%        (3.7)%            3.0%          3.1%        (5.5)%
                                  ------------ ------------- -------------    ------------ ------------- -------------
Income from operations                   7.0%         12.4%       (45.5)%            8.1%         12.3%       (36.3)%
Other income                              .8%           .4%        109.6%             .8%           .6%         48.4%
                                  ------------ ------------- -------------    ------------ ------------- -------------
Income before income
   taxes                                 7.8%         12.8%       (40.7)%            8.9%         12.9%       (32.6)%
Income tax expense                       2.9%          4.8%       (40.4)%            3.4%          4.8%       (32.4)%
                                  ------------ ------------- -------------    ------------ ------------- -------------
Income before cumulative effect
of change in accounting
                                         4.9%          8.0%       (40.9)%            5.5%          8.1%       (32.8)%
                                  ============ ============= =============    ============ ============= =============


Net sales decreased from $79.6 million in the second quarter of fiscal 1999 to $77.1 million in the second quarter of fiscal 2000, a 3.1% decrease. Comparable store sales decreased from the second quarter of fiscal 1999 to the second quarter of fiscal 2000 by $8.6 million or 11.1%. The comparable store sales decrease resulted partially from a 4.7% decrease in the average price per piece of merchandise sold compared with the fiscal 1999 second quarter. Comparable store sales for the second quarter decreased 0.3% due to the change in the method of revenue recognition for layaways sales in accordance with the guidance and interpretations provided by the SEC's SAB No. 101-Revenue Recognition.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales decreased from $159.3 million in the first six months of fiscal 1999 to $155.6 million for the first six months of fiscal 2000, a 2.3% decrease. Comparable store sales for the twenty-six weeks ended July 29, 2000 compared to the twenty-six weeks ended July 31, 1999 decreased $15.8 million or 10.3%. The comparable store sales decrease for the first six months of fiscal 2000 resulted partially from a 6.2% decrease in the average price per piece of merchandise sold compared with the same period last year. The change in the method of revenue recognition for layaways sales in accordance with the guidance and interpretations provided by the SEC's SAB No. 101-Revenue Recognition had no impact on comparable stores sales for the first six months of fiscal 2000 compared fiscal 1999. Sales growth of 8.0% for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 15 stores opened in 1999 and the opening of 20 new stores in the first twenty-six weeks of fiscal 2000. Average sales per square foot decreased 13.8% from $144.30 to $124.40 for the six months ended July 29, 2000.

Gross profit after buying, occupancy, and distribution expenses decreased $4.5 million in the second quarter of fiscal 2000 to $22.1 million, a 16.9% decrease. As a percentage of net sales, gross profit decreased from 33.5% in the second quarter of fiscal 1999 to 28.7% in the second quarter of fiscal 2000. Gross profit decreased $7.7 million for the first twenty-six weeks of fiscal 2000 to $46.0 million, a 14.3% decrease. As a percentage of net sales, gross profit in the first six months decreased from 33.7% for fiscal 1999, to 29.6% for fiscal 2000. The decrease in gross profit as a percentage of net sales for both the three and six month periods of fiscal 2000 compared to the same periods of fiscal 1999 was primarily attributable to an increase in occupancy costs. Lower actual merchandise margins for the three and six months of fiscal 2000 compared to the same periods of fiscal 1999 also contributed to the decline. A third factor contributing to the decline in fiscal 2000 are the higher depreciation costs due to the fiscal 1999 rollout of new point of sale systems to every store.

Selling expenses increased from $14.3 million for the second quarter of fiscal 1999 to $14.4 million for the second quarter of fiscal 2000, a 0.5% increase. Selling expenses as a percentage of net sales increased from 18.0% for fiscal 1999 to 18.7% for fiscal 2000. Year-to-date selling expense fell 1.0% from $29.1 million through the first half of fiscal 1999 to $28.9 million for the first half of fiscal 2000. As a percentage of net sales, selling expense in the first six months increased from 18.3% for fiscal 1999, to 18.6% for fiscal 2000. The increase was primarily attributable to higher sales salaries and higher selling supplies as a percentage of net sales due to a decline in leverage provided by comparable store sales.

General and administrative expenses decreased from $2.4 million in the second quarter of fiscal 1999 to $2.3 million in the second quarter of fiscal 2000, a 3.7% decrease. As a percentage of net sales, general and administrative expenses decreased to 3.0% for the second quarter of fiscal 2000 compared to 3.1% for the second quarter of fiscal 1999. For the first half of fiscal 2000, general and administrative expense fell 5.5% from $4.9 million for the six months ended July 31, 1999, to $4.6 million for the six months ended July 29, 2000. As a percentage of net sales, general and administrative expense decreased to 3.0% for the first half of fiscal 2000 compared to 3.1% for the first half of fiscal 1999. Decreases in general and administrative expenses for the first six months, as a percentage of net sales, resulted primarily from leverage provided by the restructuring of the Company's executive compensation plan.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the above changes, the Company's income from operations decreased $4.5 million to $5.4 million for the second quarter of fiscal 2000 compared to $9.9 million for the second quarter of fiscal 1999, a 45.5% decrease. Income from operations was 7.0% of net sales in the second quarter of fiscal 2000 compared to 12.4% in the second quarter of fiscal 1999. Income from operations, year-to-date through July 29, 2000, was $12.5 million, a $7.1 million decrease from the first half of the prior year. Income from operations was 8.1% of net sales for the first six months of fiscal 2000 compared to 12.3% for the first six months of fiscal 1999.

For the quarter ended July 29, 2000, other income increased $0.3 million. For the six months ended July 29, 2000, other income increased $0.4 million. Other income increased in the first six months of fiscal 2000 due to additional interest income as well as income received from state tax incentive programs.

Income tax expense as a percentage of pre-tax income was 37.6% in the first half of fiscal 2000 compared to 37.5% in the first half of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 2000, the Company's had negative cash flow from operating activities of $6.8 million. During the first half of fiscal 1999, the Company's had negative cash flow from operating activities of $2.6 million.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, construction costs for opening new stores and purchase of the Company's common stock. The primary differences creating a lower use of cash this year versus last year are a lesser build up of inventory, a lower level of capital expenditures, a lower level of bonuses paid and greater reduction of held-to-maturity investments.

The Company has available an unsecured line of credit of $7.5 million and a $7.5 million line of credit for foreign and domestic letters of credit, with First National Bank and Trust Company of Kearney, Nebraska. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of July 29, 2000, the Company had working capital of $110.0 million, including $25.7 million of cash and cash equivalents and short-term investments of $36.9 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2000 and minor bank borrowings during the first half of fiscal 1999.

During the first half of fiscal 2000 and 1999 the Company invested $8.4 million and $10.5 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.4

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

million and $1.9 million in the first half of fiscal 2000 and 1999, respectively, in capital expenditures for the corporate headquarters and distribution center. During fiscal 1998, the Company completed its expansion to the corporate headquarters and distribution facility. The addition is approximately 124,000 square feet, added to the existing 55,000 square foot building. The majority of the space is used for the distribution center, with approximately 7,800 square feet of new office space. The distribution center was completed in June 1998 and the new office space was completed in December 1998. The former distribution area was remodeled for use as store supply warehousing and offices, merchandising and advertising offices as well as new workroom, showroom and conference room space. The remodel of this phase was completed in March 1999. The next remodeling phase included remodeling and reorganization of the existing office space and was completed during the third quarter of fiscal 1999. The final phase of the remodel project was completed during the fourth quarter of fiscal 1999. During the second quarter of fiscal 1999, the Company also purchased a second corporate aircraft at a cost of $3.6 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 2000, the Company anticipates completing approximately twelve additional store construction projects, including approximately eight new stores and approximately four stores to be remodeled and/or relocated. As of July 29, 2000, eight additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2000 will be approximately $20.0 million before any landlord allowances, estimated to be at approximately $3.0 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1997, 1998, and 1999, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 29, 2000, and July 31, 1999.

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

                                THE BUCKLE, INC.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings:                                  None

Item 2.   Changes in Securities and Use of Proceeds:          None

Item 3.   Defaults Upon Senior Securities:                    None

Item 4.   Submission of Matters to a Vote of Security Holders:
          (a)  June 2, 2000, Annual Meeting
          (b)  Board of Directors:
                   Daniel J. Hirschfeld     Robert E. Campbell
                   Dennis H. Nelson         William D. Orr
                   Karen B. Rhoads          Ralph M. Tysdal
                   Bill L. Fairfield        Bruce Hoberman


                                                                    NUMBER OF SHARES*
                                                                    -----------------
                                                        For       Against        Abstain    Del N-Vote
                                                    -----------   -------        -------    ----------

          (c)  1. Election of Board of Directors:
                    Daniel J. Hirschfeld             19,576,547        0          62,053
                    Dennis H. Nelson                 19,560,085        0          78,515
                    Karen B. Rhoads                  19,575,547        0          63,053
                    Bill L. Fairfield                19,575,312        0          63,288
                    Robert E. Campbell               19,557,625        0          80,975
                    William D. Orr                   19,576,237        0          62,363
                    Ralph M. Tysdal                  19,556,995        0          81,605
                    Bruce Hoberman
              2.  Appoint Deloitte & Touche LLP
                    as independent accountants.      19,590,367   11,484          36,749
          (d)  None


Item 5.   Other Information:                                  None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.
          (b) No reports on Form 8-K were filed by the Company during the quarter ended July 29, 2000.

                                THE BUCKLE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      THE BUCKLE, INC.


Dated:  September 11, 2000            /s/  DENNIS H. NELSON
----------------------------         ------------------------------------------
                                           DENNIS H. NELSON, President and CEO



Dated:  September 11, 2000            /s/  KAREN  B. RHOADS
----------------------------         ------------------------------------------
                                           KAREN B. RHOADS, Vice President
                                                            of Finance and CFO