Form 10-Q
period 2000-10-28
BUCKLE INC
filed 2000-12-11
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended OCTOBER 28, 2000

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



       Registrant's telephone number, including area code: (308) 236-8491
       ------------------------------------------------------------------

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

The number of shares issued of the Registrant's Common Stock, outstanding as of November 30, 2000 was 20,365,645 shares of Common Stock.

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
             (a) Exhibit 11, statement regarding computation of earnings per share
             (b) No reports on Form 8-K were filed by the Company during the Quarter ended October 28, 2000

Signatures                                                                    14


                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)


ASSETS                                                  October 28,       January 29,
CURRENT ASSETS                                             2000               2000
                                                        -----------       -----------
Cash and cash equivalents                               $  38,785           $  37,205
Short-term investments:
  Held-to-maturity                                         32,240              40,357
  Available-for-sale                                        4,337               4,002
Accounts receivable, net of
  allowance of $175,000 and $225,000, respectively          2,821               3,430
Inventory                                                  72,825              55,045
Prepaid expenses and other assets                           4,098               2,387
                                                        ---------           ---------
              Total current assets                        155,106             142,426

PROPERTY AND EQUIPMENT                                    101,679              91,735
Less accumulated depreciation                              44,995              38,168
                                                        ---------           ---------
                                                           56,684              53,567

OTHER ASSETS                                                2,801               2,553
                                                        ---------           ---------
                                                        $ 214,491           $ 198,546
                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                        $  16,532           $  15,773
Accrued employee compensation                              11,035              12,587
Accrued store operating expenses                            3,648               3,491
Gift certificates redeemable                                1,404               1,925
Income taxes payable                                        3,386               1,068
                                                        ---------           ---------
              Total current liabilities                    36,005              34,844

DEFERRED COMPENSATION                                         850                 442
                                                        ---------           ---------
               Total liabilities                           36,855              35,286

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 20,355,445 and
  20,726,149 shares, respectively                             204                 207
Additional paid-in capital                                 11,414              17,131
Retained earnings                                         166,891             146,920
Unearned compensation - restricted stock                     (593)               (791)
Accumulated other comprehensive income (loss)                (180)               (207)
                                                        ---------           ---------
               Total stockholders' equity                 177,736             163,260
                                                        ---------           ---------
                                                        $ 214,591           $ 198,546
                                                        =========           =========


See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                  Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               --------------------------       -----------------------------
                                               October 28,    October 30,       October 28,       October 30,
                                                  2000            1999             2000              1999
                                               -----------    -----------       -----------      ------------
SALES, net of returns and allowances           $ 114,161      $ 107,463         $ 269,773         $ 266,735
COST OF SALES (including buying,
  distribution and occupancy costs)               74,343         68,905           183,907           174,450
                                               ---------      ---------         ---------         ---------
     Gross profit                                 39,818         38,558            85,866            92,285

OPERATING EXPENSES:
Selling                                           18,910         17,670            47,777            46,814
General and administrative                         2,828          2,933             7,477             7,853
                                               ---------      ---------         ---------         ---------
                                                  21,738         20,603            55,254            54,667
                                               ---------      ---------         ---------         ---------

     Income from operations                       18,080         17,955            30,612            37,618

OTHER INCOME                                         532            588             1,850             1,476
                                               ---------      ---------         ---------         ---------
     Income before income taxes                   18,612         18,543            32,462            39,094

     Income tax expense                            7,007          6,991            12,221            14,698
                                               ---------      ---------         ---------         ---------

Income before cumulative effect of
  change in accounting                            11,605         11,552            20,241            24,396
Cumulative effect of change in
  accounting, net of taxes                          --             --                (270)             --
                                               ---------      ---------         ---------         ---------

NET INCOME                                     $  11,605      $  11,552         $  19,971         $  24,396
                                               =========      =========         =========         =========
Per share amounts:
  Basic income per share:
     Income before cumulative effect of
       change in accounting                    $    0.56      $    0.54         $    0.98         $    1.11
     Cumulative effect of change in
       accounting, net of taxes                     --             --                (.01)             --
                                               ---------      ---------         ---------         ---------
     Net income                                $    0.56      $    0.54         $    0.97         $    1.11
  Diluted income per share:
     Income before cumulative effect of
       change in accounting                    $    0.54      $    0.51         $    0.94         $    1.06
     Cumulative effect of change in
       accounting, net of taxes                     --             --                (.01)             --
                                               ---------      ---------         ---------         ---------
     Net income                                $    0.54      $    0.51         $    0.93         $    1.06


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                      Thirty-nine Weeks Ended
                                                                   -----------------------------
                                                                   Oct. 28, 2000   Oct. 30, 1999
                                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                         $ 19,971         $ 24,396
  Adjustments to reconcile net income to net cash
    flows from operating activities
       Depreciation                                                     8,404            6,733
       Loss on disposal of assets                                         291              510
       Amortization of unearned compensation-restricted stock             198              198
       Cumulative effect of change in accounting method                   270               --
  Changes in operating assets and liabilities
        Accounts receivable                                              (991)            (552)
        Inventory                                                     (16,740)         (18,147)
        Prepaid expenses and other assets                              (1,021)             (93)
        Accounts payable                                                  359            3,641
        Accrued employee compensation                                  (1,297)          (2,631)
        Accrued store operating expenses                                  157              461
        Gift certificates redeemable                                     (521)            (353)
        Income taxes payable                                            2,318            1,161
        Deferred compensation                                             408               --
                                                                     --------         --------
     Net cash flows from operating activities                          11,806           15,324
CASH FLOWS FROM INVESTING ACTIVITIES
  Change in short-term investments                                      7,809           (7,425)
  Purchase of property and equipment                                  (11,812)         (20,133)
  Change in other assets                                                 (248)             286
                                                                     --------         --------
     Net cash flows from investing activities                          (4,251)         (27,272)
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchases of common stock                                            (7,304)         (12,589)
  Proceeds from the exercise of stock options                           1,329            1,063
                                                                     --------         --------
     Net cash flows from financing activities                          (5,975)         (11,526)
                                                                     --------         --------

Net increase (decrease) in cash and cash equivalents                    1,580          (23,474)

Cash and cash equivalents, Beginning of period                         37,205           61,705
                                                                     --------         --------

Cash and cash equivalents, End of period                             $ 38,785         $ 38,231
                                                                     ========         ========


See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      OCTOBER 28, 2000 AND OCTOBER 30, 1999
                                   (Unaudited)


1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 29, 2000, included in The Buckle, Inc.'s 1999 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 274 stores located in 36 states throughout the central, northwestern and southern areas of the United States as of October 28, 2000, and 247 stores in 35 states as of October 30, 1999. During the third quarter of fiscal 2000, the Company opened five new stores and substantially renovated three stores. During the third quarter of fiscal 1999, the Company opened ten new stores and substantially renovated two stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:


                                   Percentage of Net Sales            Percentage of Net Sales
                                     Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                -----------------------------     ------------------------------
Merchandise Group               Oct. 28, 2000   Oct. 30, 1999     Oct. 28, 2000    Oct. 30, 1999
                                -------------   -------------     -------------    -------------
Denims                             30.6%             30.3%            25.9%             23.0%
Slacks/Casual bottoms               6.7%              4.5%             5.1%              4.4%
Tops (incl. sweaters)              32.0%             33.7%            32.4%             33.8%
Sportswear/Fashions                 2.5%              2.5%             8.7%             10.6%
Outerwear                           5.0%              4.6%             2.7%              2.3%
Accessories                         7.7%              6.3%             7.5%              6.1%
Footwear                           12.7%             14.9%            15.1%             17.4%
Little Guys/Gals                    2.7%              3.1%             2.4%              2.2%
Other                                .1%               .1%              .2%               .2%
                                  -----             -----            -----             -----
                                  100.0%            100.0%           100.0%            100.0%
                                  =====             =====            =====             =====

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants. During the quarter ended October 28, 2000, the Company repurchased and retired 258,300 shares of its common stock pursuant to authorized buy-back programs.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
           THIRTEEN WEEKS ENDED OCTOBER 28, 2000 AND OCTOBER 30, 1999
                                   (Unaudited)


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

5. Change in Accounting - On January 30, 2000, the Company changed its revenue recognition policy related to layaway sales in accordance with the guidance and interpretations provided by the SEC's Staff Accounting Bulletin (SAB) No. 101 - Revenue Recognition. This SAB affected the Company's recognition of layaway sales, which requires recognition of revenue from sales made under its layaway program upon delivery of the merchandise to the customer. In the first quarter of fiscal 2000, the Company recorded a $0.3 million cumulative effect adjustment for the change in this accounting principle in accordance with APB Opinion No. 20, Accounting Changes. If SAB No. 101 had been adopted prior to fiscal 2000, the net income for the first nine months of fiscal 1999 would have been $23.9 million versus the $24.4 million as reported.

6. Comprehensive Income - Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes.



                                             Thirteen Weeks Ended                   Thirty-nine Weeks Ended
                                        -----------------------------             ---------------------------
                                        October 28,       October 30,             October 28,     October 30,
                                            2000              1999                    2000            1999
                                        -----------       -----------             -----------     -----------
Net Income                              $   11,605        $   11,552              $   19,971         $24,396
Unrealized gain on available for sale
securities, net of taxes                        18              --                        45             --
                                        ----------------------------              --------------------------

Total Comprehensive Income              $   11,623        $   11,552              $   20,016         $24,396
                                        ============================              ==========================

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 28, 2000, and October 30, 1999:


                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS



                                           Percentage of Net Sales                     Percentage of Net Sales
                                    -------------------------------------        ------------------------------------
                                      Thirteen weeks ended     Percentage        Thirty-nine weeks ended   Percentage
                                    Oct. 28,      Oct. 30,      increase         Oct. 28,      Oct. 30,     increase
                                      2000          1999       (decrease)          2000          1999      (decrease)
                                    -------------------------------------        ------------------------------------
Net sales                           100.0%         100.0%           6.2%           100.0%        100.0%        1.1%
Cost of sales (including
  buying, distribution and
  occupancy costs)                   65.1%          64.1%           7.9%            68.2%         65.4%        5.4%
                                    -------------------------------------         ----------------------------------
Gross profit                         34.9%          35.9%           3.3%            31.8%         34.6%      (7.0)%
Selling expenses                     16.6%          16.5%           7.0%            17.7%         17.6%        2.1%
General and
  administrative expenses             2.5%           2.7%         (3.6)%             2.8%          2.9%      (4.8)%
                                    -------------------------------------         ----------------------------------
Income from operations               15.8%          16.7%            .7%            11.3%         14.1%     (18.6)%
Other income                           .5%            .5%         (9.5)%              .7%           .5%       25.3%
                                    -------------------------------------         ----------------------------------
Income before income taxes           16.3%          17.2%            .4%            12.0%         14.6%     (17.0)%
Income tax expense                    6.1%           6.5%            .2%             4.5%          5.5%     (16.9)%
                                    -------------------------------------         ----------------------------------
Income before cumulative
effect of change in accounting       10.2%          10.7%            .5%             7.5%          9.1%     (17.0)%
                                    =====================================         ==================================


Net sales increased from $107.5 million in the third quarter of fiscal 1999 to $114.2 million in the third quarter of fiscal 2000, a 6.2% increase. Comparable store sales decreased from the third quarter of fiscal 1999 to the third quarter of fiscal 2000 by $2.9 million or 2.7%. The comparable store sales decrease resulted partially from a 3.2% decrease in the average price per piece of merchandise sold compared with the fiscal 1999 third quarter. Comparable store sales for the third quarter decreased 0.2% due to the change in the method of revenue recognition for layaways sales in accordance with the guidance and interpretations provided by the SEC's SAB No. 101-Revenue Recognition.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales increased from $266.7 million in the first nine months of fiscal 1999 to $269.8 million for the first nine months of fiscal 2000, a 1.1% increase. Comparable store sales for the thirty-nine weeks ended October 28, 2000 compared to the thirty-nine weeks ended October 30, 1999 decreased $19.0 million or 7.5%. The comparable store sales decrease for the first nine months of fiscal 2000 resulted partially from a 4.8% decrease in the average price per piece of merchandise sold compared with the same period last year. The change in the method of revenue recognition for layaway sales in accordance with the guidance and interpretations provided by the SEC's SAB No. 101-Revenue Recognition resulted in a decrease in comparable stores sales for the first nine months of fiscal 2000 of 0.4% compared the same period in fiscal 1999. Sales growth of 8.6% for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 25 stores opened in 1999 and the opening of 26 new stores in the first thirty-nine weeks of fiscal 2000. Average sales per square foot decreased 10.5% from $238 to $213 for the nine months ended October 28, 2000.

Gross profit after buying, occupancy, and distribution expenses increased $1.3 million in the third quarter of fiscal 2000 to $39.8 million, a 3.3% increase. As a percentage of net sales, gross profit decreased from 35.9% in the third quarter of fiscal 1999 to 34.9% in the third quarter of fiscal 2000. Gross profit decreased $6.4 million for the first thirty-nine weeks of fiscal 2000 to $85.9 million, a 7.0% decrease. As a percentage of net sales, gross profit in the first nine months decreased from 34.6% for fiscal 1999, to 31.8% for fiscal 2000. The decrease in gross profit as a percentage of net sales for both the three and nine month periods of fiscal 2000 compared to the same periods of fiscal 1999 was primarily attributable to an increase in occupancy costs. Lower actual merchandise margins for the three and nine months of fiscal 2000 compared to the same periods of fiscal 1999 also contributed to the decline. A third factor contributing to the decline in fiscal 2000 are the higher depreciation costs due to the fiscal 1999 rollout of new point of sale systems to every store.

Selling expenses increased from $17.7 million for the third quarter of fiscal 1999 to $18.9 million for the third quarter of fiscal 2000, a 7.0% increase. Selling expenses as a percentage of net sales increased from 16.5% for fiscal 1999 to 16.6% for fiscal 2000. Year-to-date selling expense rose 2.1% from $46.8 million through the first nine months of fiscal 1999 to $47.8 million for the first nine months of fiscal 2000. As a percentage of net sales, selling expense in the first nine months increased from 17.6% for fiscal 1999, to 17.7% for fiscal 2000. The increase was primarily attributable to higher sales salaries and higher selling supplies as a percentage of net sales due to a decline in leverage provided by comparable store sales.

General and administrative expenses decreased from $2.9 million in the third quarter of fiscal 1999 to $2.8 million in the third quarter of fiscal 2000, a 3.6% decrease. As a percentage of net sales, general and administrative expenses decreased to 2.5% for the third quarter of fiscal 2000 compared to 2.7% for the third quarter of fiscal 1999. For the first nine months of fiscal 2000, general and administrative expense fell 4.8% from $7.9 million for the nine months ended October 30, 1999, to $7.5 million for the nine months ended October 28, 2000. As a percentage of net sales, general and administrative expense decreased to 2.8% for the first nine months of fiscal 2000 compared to 2.9% for the first nine months of fiscal 1999. Decreases in general and administrative expenses for the first nine months, as a percentage of net sales, resulted primarily from leverage provided by the restructuring of the Company's executive compensation plan.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the above changes, the Company's income from operations increased $0.1 million to $18.1 million for the third quarter of fiscal 2000 compared to $18.0 million for the third quarter of fiscal 1999, a 0.7% increase. Income from operations was 15.8% of net sales in the third quarter of fiscal 2000 compared to 16.7% in the third quarter of fiscal 1999. Income from operations, year-to-date through October 28, 2000, was $30.6 million, a $7.0 million decrease from the first nine months of the prior year. Income from operations was 11.3% of net sales for the first nine months of fiscal 2000 compared to 14.1% for the first nine months of fiscal 1999, an 18.6% decrease.

For the quarter ended October 28, 2000, other income decreased from $0.6 million in the third quarter of fiscal 1999 to $0.5 million for the third quarter of fiscal 2000. For the nine months ended October 28, 2000, other income increased $0.4 million. Other income increased in the first nine months of fiscal 2000 due to additional interest income as well as income received from state tax incentive programs.

Income tax expense as a percentage of pre-tax income was 37.6% in the first nine months of both fiscal 1999 and fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2000 and 1999, the Company's cash flow provided by operating activities was $11.8 million and $15.3 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, the net change in inventory and accounts payable for build up of inventory levels, construction costs for opening new stores and purchase of the Company's common stock. The primary differences creating a net increase in cash and cash equivalents for the first nine months of this year, versus a net decrease for the first nine months of last year, included lower net income (partially offset by higher depreciation expense as a non-cash expense), a lower level of capital expenditures, less bonuses paid, a reduction in short-term investments and less common stock purchases.

The Company has available an unsecured line of credit of $7.5 million and a $7.5 million line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of October 28, 2000, the Company had working capital of $119.1 million, including $38.8 million of cash and cash equivalents and short-term investments of $36.6 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were only minor bank borrowings during the first nine months of each fiscal 2000 and fiscal 1999.

During the first three quarters of fiscal 2000 and 1999 the Company invested $11.3 million and $14.2 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


spent approximately $0.5 million and $2.3 million in the first nine months of fiscal 2000 and 1999, respectively, in capital expenditures for the corporate headquarters and distribution center. During the second quarter of fiscal 1999, the Company purchased a second corporate aircraft at a cost of $3.6 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

During the remainder of fiscal 2000, the Company anticipates completing approximately three additional store construction projects, including approximately two new stores and approximately one store to be remodeled and/or relocated. As of October 28, 2000, four additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2000 will be approximately $17.0 million before any landlord allowances, estimated to be at approximately $3.0 million.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1997, 1998, and 1999, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended October 28, 2000, and October 30, 1999.

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


Item 1.   Legal Proceedings:                                           None

Item 2.   Changes in Securities and Use of Proceeds:                   None

Item 3.   Defaults Upon Senior Securities:                             None

Item 4.   Submission of Matters to a Vote of Security Holders:         None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.
          (b) No reports on Form 8-K were filed by the Company during the quarter ended October 28, 2000.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE BUCKLE, INC.


Dated:  December 08, 2000                   /s/ DENNIS H. NELSON
       ----------------------               ------------------------------------
                                            DENNIS H. NELSON, President and CEO



Dated:  December 08, 2000                   /s/ KAREN B. RHOADS
       ----------------------               ------------------------------------
                                            KAREN B. RHOADS, Vice President
                                            of Finance and CFO