Form 10-K405
period 2001-02-03
BUCKLE INC
filed 2001-04-23
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended FEBRUARY 3, 2001

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $115,063,141.41 on March 26, 2001. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 6,764,441 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2001, was 20,518,647.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 26, 2001 for Registrant's 2001 Annual Meeting of Shareholders to be held May 31, 2001 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K
                                FEBRUARY 3, 2001

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
                  on Form 8-K

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of February 3, 2001, the Company operated 274 retail stores in 36 states throughout the central United States, as well as in the northwest and southwestern states under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel, including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides individual customer services such as free alterations, free gift-wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store, with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 71 stores at the start of 1991 to 274 stores by the close of fiscal 2000. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2000 refer to the 53-week period ended February 3, 2001. Fiscal 1999 and fiscal 1998 refer to the 52-week periods ended January 29, 2000 and January 30, 1999, respectively.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is to offer customers a wide selection of key brand name merchandise while also providing a broad range of services designed to create customer loyalty. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24 year old. The merchandise mix includes denims, casual bottoms, tops, sweaters, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (26.6% of fiscal 2000 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (32.2% of fiscal 2000 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.


                                                   Percentage of Net Sales
                                                   -----------------------
         Merchandise Group                       Fiscal     Fiscal     Fiscal
         -----------------                        2000       1999       1998
                                                 ------     ------     ------
         Denims                                   26.6%      25.0%      27.3%
         Slacks/Casual Bottoms                     5.4        4.3        4.1
         Tops (including sweaters)                32.2       34.0       34.0
         Sportswear/Fashion Clothes                6.5        7.8        7.5
         Outerwear                                 3.3        2.7        2.3
         Accessories                               9.1        7.1        5.8
         Footwear                                 14.4       16.6       17.3
         Little Guys/Gals                          2.2        2.4        1.3
         Other                                     0.3        0.1        0.4
                                                 -----      -----      -----
                          Total                  100.0%     100.0%     100.0%
                                                 =====      =====      =====

Brand name merchandise constitutes over 85% of the Company's sales volume. The balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style compared to the merchandise sold in other stores. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Dr. Martens, Silver, Fossil, and Polo Jeans Company. The Company believes brand name merchandise will continue to constitute the substantial majority of sales.

Management believes the Company provides a unique store setting by maintaining a high level of customer service, and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and to provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by showing merchandise as coordinating outfits. The Company also offers specialized services such as free alterations, free gift wrapping, layaways, a special order system which allows stores to obtain specifically requested merchandise from other Company stores, a frequent shopper card, and The Buckle private label credit card. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately six to seven percent of net sales has been made on a layaway basis.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store so that individual store inventories can be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh, new look in its stores, the Company ships new merchandise daily to most stores, including varying styles and colors that differ from prior merchandise. The Company also has a transfer program which shifts specific merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes that the reduced markdowns justify the incremental costs of distribution associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

In fiscal 1997, the store decor and fixtures were redesigned to up-to-date the store appearance. The first store with the new design was opened in February 1997. Since that time, all new and fully remodeled stores have received this design. During fiscal 2000, the Company began working with a nationally recognized design firm to review the architectural finishes and lighting of the store design. Particular attention is being paid to the storefront and front counter finishes to re-fresh and update the store appearance, although not redesigning the entire store. Lighting fixtures are being updated to reflect new color-indexing lamps and energy efficiencies. Future areas to be reviewed include column treatments and front counter design. The Company anticipates finishing a proto-type store with new finishes for Back-to-School 2001 and anticipates that new stores for Holiday 2001 will feature the new finishes and design elements.

The basic overall store architectural design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop, creating a strong visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate.

                            ADVERTISING AND PROMOTION

In fiscal 2000, the Company spent $4.0 million (net co-op reimbursements) or 1.0% of net sales on advertising, promotions and in-store point of sale materials. In-store seasonal sign kits, promotional signage and image brochures are used to enhance merchandising presentations, the stores' image and special events at point of sale. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. The Buckle partners with key vendors on magazine opportunities to extend the reach in these publications. Radio advertising continues as a media source used to support special events and promotions such as sweepstakes, grand openings and end-of-season sales in approximately 75% of the Company's markets.

The Company has developed programs to help strengthen relationships with loyal guests. Seasonal fliers and birthday cards are mailed to guests who have signed up on the Buckle's in-house mailing list. In addition, the Company offers a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company offers exclusive benefits to active Buckle Cardholders such as a seasonal newsletter, coupons and other special targeted mailings.

The Company publishes a corporate web site at www.buckle.com. The Company's web site serves as a marketing tool reaching a growing online audience. Buckle.com is an interactive, entertaining, informative and brand building environment where visitors can get the latest Buckle fashion information with special features including an online denim guide, shoe guides and style boutiques. The Company has an opt-in online database and sends weekly e-mail blasts to fill members in on the latest store promotions and product offerings. Online guests can shop, enter monthly contests, fill out a wish list, find out about career opportunities, and read the latest Buckle financial news. The Buckle Online Store was launched April 26, 1999 as a marketing tool, extending the Company's brand beyond the physical locations. Offering a small sampling of the merchandise inventory online, the Company presents the online store as a "taste test" in new markets as well as a customer service tool in existing markets.

                                STORE OPERATIONS

The Company has a Vice President of Sales, two regional managers, nine district managers, and 51 area managers. Six of the district managers and all of the area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel. The Company recruits interns and management trainees and focuses on building its management organization from within. Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the sales performance of stores in their district/area. Store managers perform sales training of new employees at the store level. Salespeople displaying particular talent generally are assigned to stores operated by district managers for training as a store manager. A majority of the Company's store managers and most of its middle and upper level management are former salespeople, including the President of the Company, Dennis Nelson, and its Chairman, Dan Hirschfeld.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in 98% of the Company's stores as well as surveillance camera systems in approximately 58% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales for fiscal 2000, 0.7% of net sales for fiscal 1999 and 0.5% for fiscal year 1998.

The average store is approximately 4,800 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,450 square feet to 8,475 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has a very experienced buying team. The buying team includes the President, two head women's merchandisers, six women's buyers, and three men's buyers. Five members of this buying team have between 16 and 30 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

The Company purchases products from manufacturers within the United States and from some foreign manufacturers. The Company's merchandising team monitors U.S. fashion centers (in New York and on the West Coast) and shops high fashion stores to adapt new ideas to The Buckle. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer or supplier. The Company does have a long term relationship with an agent in Hong Kong for the manufacture of The Buckle, Inc.'s private label merchandise. An agreement with this company was entered into on November 28, 1994, for orders placed subsequent to this date. Management believes that as the Company has grown it has been able to obtain better purchasing terms. Scott M. Porter, Vice President of Men's Merchandising since April 19, 1991, retired from the Company as of February 4, 2001. Mr. Porter had been with the Company since May, 1978.

In fiscal 2000, Lucky Brand Dungarees (including their children and fragrance divisions) and Dr. Martens made up 21.8% and 12.6%, respectively, of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Current significant vendors include Lucky Brand Dungarees, Dr. Martens, Fossil, Silver, and Polo Jeans Company. The Company continually strives to offer brands that are currently popular with its customers and therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

To reduce inter-store shipping costs and provide a more timely restocking of in-season merchandise, the Company has increased its focus on warehousing a portion of initial shipments. Sales reports are then used to replenish on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors, and sizes of merchandise. This system is also designed to prevent a crowded, cluttered look in the stores at the beginning of a season.

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2001, the Company operated 277 stores in 36 states, including 3 stores opened in fiscal 2001. The existing stores are in 5 downtown locations, 9 strip centers, 2 lifestyle centers and 261 shopping malls. The Company anticipates opening approximately 19 additional new stores in fiscal 2001 and adding Virginia as a new state. All new stores for fiscal 2001 will be located in higher traffic shopping malls. The following table lists the location of existing stores as of April 1, 2001.

                               Location of Stores
                               ------------------

         State        Number of Stores       State             Number of Stores
         -----        ----------------       -----             ----------------
         Alabama             2               Montana                  5
         Arizona             3               Nebraska                15
         Arkansas            5               New Mexico               4
         California          3               North Carolina           4
         Colorado           11               North Dakota             3
         Florida             3               Ohio                    12
         Georgia             3               Oklahoma                14
         Idaho               5               Oregon                   2
         Illinois           15               Pennsylvania             3
         Indiana            11               South Carolina           1
         Iowa               20               South Dakota             3
         Kansas             15               Tennessee                7
         Kentucky            5               Texas                   30
         Louisiana           7               Utah                     6
         Michigan           17               Washington               3
         Minnesota           8               West Virginia            2
         Mississippi         4               Wisconsin               13
         Missouri           12               Wyoming                  1
                                                                    ---

                                             Total                  277
                                                                    ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 71 at the beginning of 1991 to 274 at the end of fiscal 2000. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1991 to the end of fiscal 2000:

                         Total Number of Stores Per Year


      Fiscal    Open at start     Opened in      Closed in
       Year        of year      Current Year    Current Year     Total
     -------------------------------------------------------------------
       1991           71             15              -             86
       1992           86             18              -            104
       1993          104             27              -            131
       1994          131             16              -            147
       1995          147             17              -            164
       1996          164             17              -            181
       1997          181             19              1            199
       1998          199             24              1            222
       1999          222             27              1            248
       2000          248             28              2            274

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

The Company anticipates opening approximately 22 new stores during fiscal 2001 and completing the remodeling of approximately eight existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2001, it is estimated that each will receive full remodeling. The Company has budgeted a total of $17.0 million (before estimated construction allowances from landlords of $2.0 million) for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2001.

The Company plans to expand in 2001 by opening stores in one new state as well as openings in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

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

                                    EMPLOYEES

As of February 3, 2001, the Company had approximately 5,500 employees - approximately 860 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 280 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of February 3, 2001, 710 employees participated in the medical plan, 713 in the dental plan, 734 in the life insurance plan, 658 in the long-term disability plan and 297 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost, plus 10% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

                                   TRADEMARKS

"BUCKLE", "BKLE", "RECLAIM", and "THE BUCKLE" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks, as management deems appropriate.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

DANIEL J. HIRSCHFELD, AGE 59. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 51. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 42. Ms. Rhoads is the Vice-President - Finance, Treasurer and a Director of the Company, and is the Chief Financial Officer. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college, and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

JAMES E. SHADA, AGE 45. Mr. Shada is Vice President - Sales. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including site selection and development and education of personnel as store managers and as regional and district managers.

BRETT P. MILKIE, AGE 41. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

SCOTT M. PORTER, AGE 38. Mr. Porter has served as the Vice President - Men's Merchandising since April 19, 1991 and was elected as corporate Secretary on May 28, 1998. He joined the Company in May of 1978 as a part-time salesman. In 1983, he commenced full-time employment with the Company as a store manager and began participating in buying trips. Since 1987, Mr. Porter devoted most of his time to men's merchandising, but was also involved in other aspects of the business, including advertising and store design. Effective February 4, 2001, Mr. Porter retired from the Company.

                          CERTAIN SIGNIFICANT EMPLOYEES

PATRICIA K. WHISLER, AGE 44. Ms. Whisler is a key women's merchandiser. She has held this position since the beginning of fiscal 1991. Ms. Whisler joined the Company in February, 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

KARI G. SMITH, AGE 37. Ms. Smith is Regional Sales Manager. She has held this position since October, 1990. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. As regional manager, Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

VICKIE S. HANSEN, AGE 46. Ms. Hansen is Regional Sales Manager. She has held this position since February, 1995. Ms. Hansen joined the Company March 31, 1979 working as a salesperson. During her career, Ms. Hansen has opened and managed several Buckle stores and also began working as an area manager. As regional manager, Ms. Hansen has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

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

The current terms of the Company's leases, including automatic renewal options, expire as follows:

              During Fiscal              Number of
                  Year                expiring leases
         ---------------------------------------------------
              2001                           19
              2002                           22
              2003                           38
              2004                           26
              2005                           27
              2006                           19
              2007                           22
              2008 and later                104
                                            ---
              Total                         277
                                            ===

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building provides approximately 179,000 square feet of space with over 70% of the area being allocated for the distribution and returns-to-vendor departments. During fiscal 2000, the Company purchased a 40,000 square foot building with warehouse and office space near the corporate headquarters, which will give the Company flexibility in its growth. The Company also acquired a 50-year lease, with favorable lease terms, on the land the building is built upon.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 2000, 1999 or 1998, and has no current plans for dividend payment.

The number of record holders of the Company's common stock as of March 26, 2001 was 438. Based upon information from the principal market makers, the Company believes there are more than 4,200 beneficial owners. The last reported sales price of the Company's common stock on March 26, 2001 was $17.01.

The remainder of the information required by this item is incorporated by reference to the information on page 32 of the Company's 2000 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 11 in the Company's 2000 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 12 through 15 in the Company's 2000 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report thereon of Deloitte & Touche LLP dated March 2, 2001, appearing on pages 16 through 31 of the Company's 2000 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 9 and 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 2001 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2001 Annual Shareholders' Meeting and is incorporated by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The Company's 2000 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 16 through 31 and are hereby incorporated by reference to this report:

          Balance Sheets as of February 3, 2001, and January 29, 2000 Statements of Income for each of the three years in the period ended February 3, 2001
          Statements of Stockholders' Equity for each of the three years in the period ended February 3, 2001
          Statements of Cash Flows for each of the three years in the period ended February 3, 2001
          Notes to Financial Statements for each of the three years in the period ended February 3, 2001
          Independent Auditors' Report

(a)(2) FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

          II.  Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 14.

(b)  REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the quarter ended February 3, 2001.

(c)  EXHIBITS

See index to exhibits on pages 15 and 16.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE BUCKLE, INC.

     Date:  April 23, 2001            By:  /s/ DENNIS H. NELSON
                                           -------------------------------------
                                           Dennis H. Nelson,
                                           President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of April, 2001.


/s/ DANIEL J. HIRSCHFELD
------------------------------------         -----------------------------------
Daniel J. Hirschfeld                         Bill L. Fairfield
Chairman of the Board and Director           Director


/s/ DENNIS H. NELSON
------------------------------------         -----------------------------------
Dennis H. Nelson                             Ralph M. Tysdal
President and Chief Executive Officer        Director
  and Director


/s/ KAREN B. RHOADS
------------------------------------         -----------------------------------
Karen B. Rhoads                              Bruce L. Hoberman
Vice President of Finance and                Director
  Chief Financial Officer and Director


/s/ ROBERT E. CAMPBELL
------------------------------------         -----------------------------------
Robert E. Campbell                           David A. Roehr
Director                                     Director


/s/ WILLIAM D. ORR
------------------------------------
William D. Orr
Director

                          INDEPENDENT AUDITORS' REPORT





BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc., ("the Company") as of February 3, 2001 and January 29, 2000, and for each of the three years in the period ended February 3, 2001, and have issued our report thereon dated March 2, 2001; such financial statements and report are included in your 2000 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 2, 2001





          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                Allowance for
                                                              Doubtful Accounts
                                                              -----------------

Balance, January 31, 1998                                        $   490,567

         Amounts charged to costs and expenses                     1,132,004
         Write-off of uncollectible accounts                      (1,322,571)
                                                                 -----------
Balance, January 30, 1999                                            300,000

         Amounts charged to costs and expenses                     1,095,115
         Write-off of uncollectible accounts                      (1,170,115)
                                                                 -----------
Balance, January 29, 2000                                            225,000

         Amounts charged to costs and expenses                       857,968
         Write-off of uncollectible accounts                        (832,968)
                                                                 -----------
Balance, February 3, 2001                                        $   250,000
                                                                 ===========

                                INDEX TO EXHIBITS

                         EXHIBITS                                    PAGE NUMBER OR INCORPORATION
                                                                            BY REFERENCE TO

     (3)  Articles of Incorporation and By-Laws.
          (3.1)     Articles of Incorporation                          Exhibit 3.1 to Form S-1
                    of The Buckle, Inc. as amended                     No. 33-46294
          (3.1.1)   Amendment to the Articles of                       Exhibit 3.1.1 to Form S-1
                    Incorporation of The Buckle, Inc.                  No. 33-46294
          (3.2)     By-Laws of The Buckle, Inc.                        Exhibit 3.2 to Form S-1
                                                                       No. 33-46294

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

     (9)  Not applicable

    (10)  Material Contracts
          (10.1)    1991 Stock Incentive Plan                          Exhibit 10.1 to Form S-1
                                                                       No. 33-46294

          (10.2)    1991 Non-Qualified Stock Option Plan               Exhibit 10.2 to Form S-1
                                                                       No. 33-46294

          (10.3)    Non-Qualified Stock Option Plan and                Exhibit 10.3 to Form S-1
                    Agreement With Dennis Nelson                       No. 33-46294

          (10.4)    Acknowledgment for Dennis H. Nelson
                    dated April 18, 2001

          (10.5)    Acknowledgment for James E. Shada
                    dated April 18, 2001

          (10.6)    Acknowledgment for Brett P. Milkie
                    dated April 18, 2001

          (10.7)    Acknowledgment for Patricia K. Whisler
                    dated April 18, 2001

          (10.10)   Cash or Deferred Profit Sharing Plan               Exhibit 10.10 to Form S-1
                                                                       No. 33-46294

          (10.10.1) Non-Qualified Deferred Compensation Plan           Exhibit 10.10.1 to Form S-1
                                                                       No. 33-46294

          (10.11)   Programmed Lending Note dated
                    May 25, 2000 for $7.5 million payable
                    to First National Bank and Trust Co. of Kearney
                    (now Wells Fargo Bank Nebraska, N.A.)

          (10.12)   Loan Agreement dated May 25, 2000
                    between The Buckle, Inc. and First National
                    Bank and Trust Co. of Kearney (now Wells Fargo
                    Bank Nebraska, N.A.), regarding $7.5 million line of credit.

          (10.13)   Letter dated May 25, 2000 from First National
                    Bank and Trust Co. of Kearney (now Wells Fargo
                    Bank Nebraska, N.A.), regarding $7.5 million line of credit and $7.5 million letter of credit facility.

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

    (13)  2000 Annual Report to Stockholders

    (18)  Not applicable

    (19)  Not applicable

    (22)  Not applicable

    (23)  Consent of Deloitte & Touche LLP

    (25)  Not applicable

    (28)  Not applicable