Form 10-Q
period 2001-05-05
BUCKLE INC
filed 2001-06-15
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 5, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of June 11, 2001 was 20,559,541 shares of Common Stock.

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
                  (a)  Exhibit 11, statement regarding computation of earnings per share
                  (b)  No reports on Form 8-K were filed by the Company during the Quarter ended May 5, 2001

Signatures                                                                          13

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)


ASSETS                                                 May 5,     February 3,
CURRENT ASSETS                                          2001        2001
                                                     ---------    ----------

Cash and cash equivalents                            $  59,540    $  69,155
Short-term investments:
  Held-to-maturity                                      35,499       34,847
  Available-for-sale                                     4,151        4,398
Accounts receivable, net of
  allowance of $200,000 and $250,000, respectively       1,017        2,068
Inventory                                               62,893       54,392
Prepaid expenses and other assets                        3,711        6,593
                                                     ---------    ---------
              Total current assets                     166,811      171,453

PROPERTY AND EQUIPMENT                                 105,644      103,686
Less accumulated depreciation                           50,087       47,605
                                                     ---------    ---------
                                                        55,557       56,081

OTHER ASSETS                                             3,171        2,999
                                                     ---------    ---------
                                                     $ 225,539    $ 230,533
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $  13,126    $  13,703
Accrued employee compensation                            4,375       11,753
Accrued store operating expenses                         3,309        4,072
Gift certificates redeemable                             1,738        2,199
Income taxes payable                                     2,151        3,890
                                                     ---------    ---------
               Total current liabilities                24,699       35,617

DEFERRED COMPENSATION                                      981          850
                                                     ---------    ---------
               Total liabilities                        25,680       36,467

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 20,558,722 and
  20,378,657 shares, respectively                          206          204
Additional paid-in capital                              14,273       13,006
Retained earnings                                      185,686      181,447
Unearned compensation - restricted stock                  (311)        (620)
Accumulated other comprehensive income (loss)                5           29
                                                     ---------    ---------
               Total stockholders' equity              199,859      194,066
                                                     ---------    ---------
                                                     $ 225,539    $ 230,533
                                                     =========    =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)



                                                       Thirteen Weeks Ended
                                                       --------------------
                                                        May 5,    April 29,
                                                         2001       2000
                                                       --------   ---------

SALES, net of returns and allowances                   $ 76,439   $ 78,501

COST OF SALES (including buying,
  distribution and occupancy costs)                      53,586     54,570
                                                       --------   --------
      Gross profit                                       22,853     23,931

OPERATING EXPENSES
Selling                                                  14,690     14,466
General and administrative                                2,557      2,406
                                                       --------   --------
                                                         17,247     16,872
                                                       --------   --------
      Income from operations                              5,606      7,059

OTHER INCOME                                              1,135        752
                                                       --------   --------
      Income before income taxes                          6,741      7,811
      Income tax expense                                  2,502      2,945
                                                       --------   --------

Income before cumulative effect of
       change in accounting                               4,239      4,866
Cumulative effect of change in accounting,
       net of taxes of $0 and $162, respectively           --          270
                                                       --------   --------
NET INCOME                                             $  4,239   $  4,596
                                                       ========   ========

Per share amounts:
  Basic income per share:
      Income before cumulative effect of a change
      in accounting                                    $   0.21   $   0.24
      Cumulative effect of change in accounting, net
      of taxes                                             --         (.02)
                                                       --------   --------
      Net income                                       $   0.21   $   0.22
                                                       ========   ========
    Diluted income per share:
      Income before cumulative effect of change
      in accounting                                    $   0.20   $   0.23
      Cumulative effect of change in accounting, net
      of taxes                                             --         (.02)
                                                       --------   --------
      Net income                                       $   0.20   $   0.21
                                                       ========   ========



See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                           Thirteen Weeks Ended
                                                                    ----------------------------------
                                                                    May 5, 2001         April 29, 2000
                                                                    -----------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $  4,239               $  4,596
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                2,764                  2,611
           Loss on disposal of assets                                     39                     92
           Amortization of unearned compensation-restricted stock         31                     66
           Reverse compensation expense on forfeited stock              (186)                  --
           Cumulative effect of change in accounting method             --                      270
      Changes in operating assets and liabilities
            Accounts receivable                                        1,051                    170
            Inventory                                                 (8,501)               (10,025)
            Prepaid expenses and other assets                          2,882                   (335)
            Accounts payable                                            (577)                 1,775
            Accrued employee compensation                             (7,378)                (6,371)
            Accrued store operating expenses                            (763)                  (567)
            Gift certificates redeemable                                (461)                  (398)
            Income taxes payable                                      (1,739)                 2,408
            Deferred compensation                                        131                    359
                                                                    --------               --------
         Net cash flows from operating activities                     (8,468)                (5,349)
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                  (429)                 4,412
      Purchase of property and equipment                              (2,279)                (4,848)
      Change in other assets                                            (172)                  (182)
                                                                    --------               --------
         Net cash flows from investing activities                     (2,880)                  (618)
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                         --                   (1,588)

      Proceeds from the exercise of stock options                      1,733                     48
                                                                    --------               --------
          Net cash flows from financing activities                     1,733                 (1,540)
                                                                    --------               --------
Net decrease in cash and cash equivalents                             (9,615)                (7,507)
Cash and cash equivalents, Beginning of period                        69,155                 37,205
                                                                    --------               --------
Cash and cash equivalents, End of period                            $ 59,540               $ 29,698
                                                                    ========               ========


See notes to financial statements.

                                THE BUCKLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
              THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000
                                  (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with auditing standards generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 3, 2001, included in The Buckle, Inc.'s 2000 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 279 stores located in 36 states throughout the central, northwestern and southern areas of the United States as of May 5, 2001, and 261 stores in 35 states as of April 29, 2000. During the first quarter of fiscal 2001, the Company opened five new stores and substantially renovated two stores. During the first quarter of fiscal 2000, the Company opened thirteen new stores and substantially renovated three stores.

         The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                                  Percentage of Net Sales
                                                   Thirteen Weeks Ended
                                              ------------------------------
         Merchandise Group                    May 5, 2001     April 29, 2000
                                              -----------     --------------
             Denims                               26.2%          24.9%
             Slacks/Casual Bottoms                 5.6%           4.2%
             Tops (including sweaters)            31.2%          31.8%
             Sportswear/Fashion clothes           12.2%          12.3%
             Outerwear                             0.7%           1.1%
             Accessories                          10.1%           6.6%
             Shoes                                12.7%          16.5%
             Little Guys/Gals                      1.2%           2.3%
             Other                                 0.1%           0.3%
                                                 -----          -----
                                                 100.0%         100.0%
                                                 =====          =====

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED MAY 5, 2001 AND APRIL 29, 2000
                                   (Unaudited)

4. Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted this statement effective February 4, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                                                          Thirteen Weeks Ended
                                                                     May 5, 2001    April 29, 2000
                                                                     -----------    --------------
     Net Income                                                           4,239            4,596
     Unrealized gain on available for sale securities
            net of taxes of $14,000 and $16,000, respectively               (24)              27
                                                                      ---------        ---------
     Total Comprehensive Income                                       $   4,215        $   4,623
                                                                      =========        =========

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 5, 2001, and April 29, 2000:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS


                                                      Percentage of Net Sales
                                                    --------------------------
                                                      Thirteen weeks ended           Percentage
                                                     May 5,        April 29,          Increase
                                                      2001           2000            (decrease)
                                                    --------------------------------------------
Net Sales                                             100.0%         100.0%             (2.6)%
Cost of sales (including
 buying, distribution and
 occupancy costs)                                      70.1%          69.5%             (1.8)%
                                                      --------------------------------------
Gross profit                                           29.9%          30.5%             (4.5)%
Selling expenses                                       19.2%          18.4%              1.5%
General and
 administrative expenses                                3.4%           3.1%              6.2%
                                                      --------------------------------------
Income from operations                                  7.3%           9.0%            (20.6)%
Other income                                            1.5%            .9%             50.9%
                                                      --------------------------------------
Income before provision
   for income taxes                                     8.8%           9.9%            (13.7)%
Provision for income taxes                              3.3%           3.7%            (15.0)%
                                                      --------------------------------------
Income before cumulative effect of
change in accounting                                    5.5%           6.2%            (12.9)%
                                                      ======================================



Net sales decreased from $78.5 million in the first quarter of fiscal 2000 to $76.4 million in the first quarter of fiscal 2001, a 2.6% decrease. Comparable store sales decreased from the first quarter of fiscal 2000 to the first quarter of fiscal 2001 by $6.5 million or 8.5%. The comparable store sales decrease resulted partially from a 6.7% decrease in the average price per piece of merchandise sold compared with the fiscal 2000 first quarter. Sales growth of 5.8% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the thirteen stores opened in 2000 and the opening of five new stores in the first thirteen weeks of fiscal 2001. Average sales per square foot decreased 10.4% from $63.58 to $56.95.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses decreased $1.1 million in the first quarter of fiscal 2001 to $22.9 million, a 4.5% decrease. As a percentage of net sales, gross profit decreased from 30.5% in the first quarter of fiscal 2000 to 29.9% in the first quarter of fiscal 2001. This decrease was attributable primarily to higher occupancy costs partially offset by an improvement in the actual merchandise margins.

Selling expenses increased from $14.5 million for the first quarter of fiscal 2000 to $14.7 million for the first quarter of fiscal 2001, a 1.5% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 2001 increased to 19.2% compared to 18.4% for the first quarter of fiscal 2000. The increase was primarily attributable to higher sales salaries and higher travel expenses as a percentage of net sales due to a decline in leverage provided by comparable store sales.

General and administrative expenses increased from $2.4 million in the first quarter of fiscal 2000 to $2.6 million in the first quarter of fiscal 2001, a 6.2% increase. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 2001 increased from 3.1% in fiscal 2000 to 3.4% in fiscal 2001. The increase in general and administrative expense, as a percentage of net sales, resulted primarily from higher payroll and travel expenses due to a decline in leverage provided by comparable store sales.

As a result of the above changes, the Company's income from operations decreased $1.5 million to $5.6 million for the first quarter of fiscal 2001 compared to $7.1 million for the first quarter of fiscal 2000, a 20.6% decrease. Income from operations was 7.3% of net sales in the first quarter of fiscal 2001 compared to 9.0% in the first quarter of fiscal 2000.

For the quarter ended May 5, 2001, other income increased 50.9% from the first quarter of fiscal 2000. Other income increased in the first quarter of fiscal 2001 due to additional interest income as well as income received from state tax incentive programs.

Income tax expense as a percentage of pre-tax income was 37.1% in the first quarter of fiscal 2001 compared to 37.7% in the first quarter of fiscal 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 2001 and 2000, the Company's cash flow used by operating activities was $8.5 and $5.3 million, respectively.

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

The Company has available an unsecured operating line of credit of $7.5 million and a $10.0 million unsecured line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of May 5, 2001, the Company had working capital of $142.1 million, including $59.5 million of cash and cash equivalents and short-term investments of $39.7 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2001 and 2000.

During the first quarter of fiscal 2001 and 2000 the Company invested $2.2 million and $4.6 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.1 million and $0.2 million in the first quarter of fiscal 2001 and 2000, respectively, in capital expenditures for the corporate headquarters.

During the remainder of fiscal 2001, the Company anticipates completing approximately 23 additional store construction projects, including approximately 18 new stores and approximately five stores to be remodeled and/or relocated. As of May 5, 2001, seven additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2001 will be approximately $18.0 million before any landlord allowances estimated to be $3.0 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1998, 1999, and 2000, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 5, 2001, and April 29, 2000.

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

          (c)  None

          (d)  None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended May 5, 2001.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  THE BUCKLE, INC.


Dated: June 15, 2001                              /s/ DENNIS H. NELSON
                                                  ------------------------------
                                                      DENNIS H. NELSON,
                                                      President and CEO



Dated: June 15, 2001                              /s/ KAREN  B. RHOADS
                                                  ------------------------------
                                                      KAREN B. RHOADS,
                                                      Vice President of
                                                        Finance and CFO