Form 10-Q
period 2001-08-04
BUCKLE INC
filed 2001-09-13
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended AUGUST 4, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares issued of the Registrant's Common Stock, outstanding as of September 10, 2001 was 20,773,151 shares of Common Stock.

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
          (a)  Exhibit 11, statement regarding computation of earnings per share
          (b)  No reports on Form 8-K were filed by the Company during the
               Quarter ended August 4, 2001

Signatures                                                                           13

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)


ASSETS                                                 August 4,     February 3,
CURRENT ASSETS                                           2001           2001
                                                       ---------     ----------

Cash and cash equivalents                              $  57,017      $  69,155
Short-term investments:
  Held-to-maturity                                        36,098         34,847
  Available-for-sale                                       3,601          4,398
Accounts receivable, net of
  allowance of $200,000 and $250,000, respectively         2,553          2,068
Inventory                                                 81,145         54,392
Prepaid expenses and other assets                          4,049          6,593
                                                       ---------      ---------
              Total current assets                       184,463        171,453

PROPERTY AND EQUIPMENT                                   109,012        103,686
Less accumulated depreciation                             52,266         47,605
                                                       ---------      ---------
                                                          56,746         56,081

OTHER ASSETS                                               3,057          2,999
                                                       ---------      ---------

                                                       $ 244,266      $ 230,533
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                       $  27,739      $  13,703
Accrued employee compensation                              5,801         11,753
Accrued store operating expenses                           4,166          4,072
Gift certificates redeemable                               1,612          2,199
Income taxes payable                                         185          3,890
                                                       ---------      ---------
               Total current liabilities                  39,503         35,617

DEFERRED COMPENSATION                                        970            850
                                                       ---------      ---------
               Total liabilities                          40,473         36,467

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 20,595,076 and
  20,378,657 shares, respectively                            206            204
Additional paid-in capital                                14,176         13,006
Retained earnings                                        189,595        181,447
Unearned compensation - restricted stock                    (189)          (620)
Accumulated other comprehensive income                         5             29
                                                       ---------      ---------
               Total stockholders' equity                203,793        194,066
                                                       ---------      ---------
                                                       $ 244,266      $ 230,533
                                                       =========      =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                                     Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                                     --------------------                 ----------------------
                                                                 August 4,          July 29,           August 4,          July 29,
                                                                   2001               2000               2001               2000
                                                                 ---------          ---------          ---------          ---------
SALES, net of returns and allowances                             $  78,596          $  77,111          $ 155,035          $ 155,612

COST OF SALES (including buying,
  distribution and occupancy costs)                                 56,411             54,994            109,997            109,564
                                                                 ---------          ---------          ---------          ---------
      Gross profit                                                  22,185             22,117             45,038             46,048

OPERATING EXPENSES:
Selling                                                             14,732             14,401             29,422             28,867
General and administrative                                           2,458              2,422              5,015              4,828
                                                                 ---------          ---------          ---------          ---------
                                                                    17,190             16,823             34,437             33,695
                                                                 ---------          ---------          ---------          ---------
      Income from operations                                         4,995              5,294             10,601             12,353

OTHER INCOME                                                         1,342                745              2,477              1,497
                                                                 ---------          ---------          ---------          ---------
      Income before income taxes                                     6,337              6,039             13,078             13,850

      Income tax expense                                             2,428              2,269              4,930              5,214
                                                                 ---------          ---------          ---------          ---------
Income before cumulative effect of
      change in accounting                                           3,909              3,770              8,148              8,636
Cumulative effect of change in
      accounting, net of taxes                                           -                  -                  -               (270)
                                                                 ---------          ---------          ---------          ---------

NET INCOME                                                       $   3,909          $   3,770          $   8,148          $   8,366
                                                                 =========          =========          =========          =========
Per share amounts:
  Basic income per share:
      Income before cumulative effect of
       change in accounting                                      $    0.19          $    0.18          $    0.40          $    0.42
      Cumulative effect of change in
       accounting, net of taxes                                          -                  -                  -               (.01)
      Net income                                                 $    0.19          $    0.18          $    0.40          $    0.41
                                                                 =========          =========          =========          =========
  Diluted income per share:
      Income before cumulative effect of
       change in accounting                                      $    0.18          $    0.18          $    0.38          $    0.40
      Cumulative effect of change in
       accounting, net of taxes                                          -                  -                  -               (.01)
       Net income                                                $    0.18          $    0.18          $    0.38          $    0.39
                                                                 =========          =========          =========          =========


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                       Twenty-six Weeks Ended
                                                                       ----------------------
                                                                   August 4, 2001     July 29, 2000
                                                                   --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $  8,148           $  8,366
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                  5,636              5,444
           Loss on disposal of assets                                      244                179
           Amortization of unearned compensation-restricted stock           62                132
           Reverse compensation expense on forfeited stock                (483)                 -
           Cumulative effect of change in accounting method                  -                270
      Changes in operating assets and liabilities
            Accounts receivable                                           (485)              (486)
            Inventory                                                  (26,753)           (17,908)
            Prepaid expenses and other assets                            2,544             (1,096)
            Accounts payable                                            14,036              4,825
            Accrued employee compensation                               (5,952)            (6,208)
            Accrued store operating expenses                                94               (294)
            Gift certificates redeemable                                  (587)              (498)
            Income taxes payable                                        (3,705)               115
            Deferred compensation                                          120                387
                                                                      --------           --------
         Net cash flows from operating activities                       (7,081)            (6,772)
                                                                      --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                    (478)             7,466
      Purchase of property and equipment                                (6,545)            (8,818)
      Change in other assets                                               (58)              (191)
                                                                      --------           --------
         Net cash flows from investing activities                       (7,081)            (1,543)
                                                                      --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                              -             (3,781)
      Proceeds from the exercise of stock options                        2,024                638
                                                                      --------           --------
          Net cash flows from financing activities                       2,024             (3,143)
                                                                      --------           --------

Net decrease in cash and cash equivalents                              (12,138)           (11,458)

Cash and cash equivalents, Beginning of period                          69,155             37,205
                                                                      --------           --------

Cash and cash equivalents, End of period                              $ 57,017           $ 25,747
                                                                      ========           ========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with auditing standards generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 3, 2001, included in The Buckle, Inc.'s 2000 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 288 stores located in 37 states throughout the central, northwestern and southern areas of the United States as of August 4, 2001, and 269 stores in 36 states as of July 29, 2000. During the second quarter of fiscal 2001, the Company opened nine new stores and substantially renovated four stores. During the second quarter of fiscal 2000, the Company opened eight new stores and substantially renovated four stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                       Percentage of Net Sales            Percentage of Net Sales
                                        Thirteen Weeks Ended               Twenty-six Weeks Ended
                                        --------------------               ----------------------
     Merchandise Group              Aug. 4, 2001     July 29, 2000     Aug. 4, 2001     July 29, 2000
                                    ------------     -------------     ------------     -------------
         Denims                         25.5%            19.7%             25.8%            22.3%
         Slacks/Casual bottoms           4.8%             4.0%              5.2%             4.1%
         Tops (incl. sweaters)          34.5%            33.4%             32.9%            32.6%
         Sportswear/Fashions            11.2%            14.4%             11.7%            13.4%
         Outerwear                       0.5%             1.0%              0.6%             1.0%
         Accessories                    11.0%             8.0%             10.6%             7.3%
         Footwear                       11.3%            17.2%             12.0%            16.9%
         Little Guys/Gals                1.2%             2.1%              1.1%             2.2%
         Other                            .0%              .2%               .1%              .2%
                                      -------           ------            ------           ------
                                       100.0%           100.0%            100.0%           100.0%
                                      =======           ======            ======           ======

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and warrants.

4. Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 AND JULY 29, 2000
                                   (Unaudited)

     activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted this statement effective February 4, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These standards establish accounting and reporting for business combinations. SFAS No. 141 requires all business combinations entered into subsequent to June 30, 2001 be accounted for using the purchase method of accounting. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. These standards are effective for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 141 and 142 will have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In June 2001, the FASB approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                                 Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                 --------------------         ----------------------
                                               August 4,       July 29,      August 4,       July 29,
                                                  2001          2000           2001            2000
                                              -----------    -----------    ----------      ----------
Net Income                                     $   3,909     $    3,770     $    8,148       $   8,366
Unrealized gain (loss) on available for
sale securities, net of taxes                          6              -            (24)             27
                                              --------------------------------------------------------

Total Comprehensive Income                     $   3,915     $    3,770     $    8,124       $   8,393
                                              ========================================================

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended August 4, 2001, and July 29, 2000:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                    Percentage of Net Sales                    Percentage of Net Sales
                                    -----------------------                    -----------------------
                                      Thirteen weeks ended      Percentage      Twenty-six weeks ended     Percentage
                                     August 4,     July 29,      increase        August 4,      July 29,     increase
                                       2001          2000       (decrease)         2001           2000      (decrease)
                                  ----------------------------------------    ----------------------------------------
Net sales                              100.0%        100.0%          1.9%          100.0%        100.0%          (.4)%
Cost of sales (including
 buying, distribution and
 occupancy costs)                       71.8%         71.3%          2.6%           70.9%         70.4%           .4%
                                  ----------------------------------------    ----------------------------------------
Gross profit                            28.2%         28.7%           .3%           29.1%         29.6%         (2.2)%
Selling expenses                        18.7%         18.7%          2.3%           19.0%         18.6%          1.9%
General and
  administrative expenses                3.1%          3.1%          1.5%            3.2%          3.1%          3.9%
                                  ----------------------------------------    ----------------------------------------
Income from operations                   6.4%          6.9%         (5.6)%           6.9%          7.9%        (14.2)%
Other income                             1.7%           .9%         80.1%            1.6%          1.0%         65.5%
                                  ----------------------------------------    ----------------------------------------
Income before income
   taxes                                 8.1%          7.8%          4.9%            8.5%          8.9%         (5.6)%
Income tax expense                       3.1%          2.9%          7.0%            3.2%          3.4%         (5.4)%
                                  ----------------------------------------    ----------------------------------------
Income before cumulative effect
of change in accounting
                                         5.0%          4.9%          3.7%            5.3%          5.5%         (5.7)%
                                  ========================================    ========================================


Net sales increased from $77.1 million in the second quarter of fiscal 2000 to $78.6 million in the second quarter of fiscal 2001, a 1.9% increase. Comparable store sales decreased from the second quarter of fiscal 2000 to the second quarter of fiscal 2001 by $9.1 million or 11.1%. Due to fiscal 2000 being a 53-week year, each of the 2001 fiscal periods is one week later than last year, creating differences in sales comparisons The comparable store sales decrease resulted partially from a 7.5% decrease in the average price per piece of merchandise sold compared with the fiscal 2000 second quarter.

Net sales decreased from $155.6 million in the first six months of fiscal 2000 to $155.0 million for the first six months of fiscal 2001, a 0.4% decrease. Comparable store sales for the twenty-six weeks ended August 4, 2001 compared to the twenty-six weeks ended July 29, 2000 decreased $15.4 million or 9.9%. The comparable store sales decrease for the first six months of fiscal 2001 resulted partially from a 7.2% decrease in the average price per piece of merchandise

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sold compared with the same period last year. Sales growth of 8.0% for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 28 stores opened in 2000 and the opening of 14 new stores in the first twenty-six weeks of fiscal 2001. Average sales per square foot decreased 8.3% from $124.40 to $114.06 for the six months ended August 4, 2001.

Gross profit after buying, occupancy, and distribution expenses increased $0.1 million in the second quarter of fiscal 2001 to $22.2 million, a 0.3% increase. As a percentage of net sales, gross profit decreased from 28.7% in the second quarter of fiscal 2000 to 28.2% in the second quarter of fiscal 2001. Gross profit decreased $1.0 million for the first twenty-six weeks of fiscal 2001 to $45.0 million, a 2.2% decrease. As a percentage of net sales, gross profit in the first six months decreased from 29.6% for fiscal 2000, to 29.1% for fiscal 2001. The decrease in gross profit as a percentage of net sales for both the three and six month periods of fiscal 2001 compared to the same periods of fiscal 2000 was primarily attributable to higher occupancy costs partially offset by an improvement in the actual merchandise margins.

Selling expenses increased from $14.4 million for the second quarter of fiscal 2000 to $14.7 million for the second quarter of fiscal 2001, a 2.3% increase. Selling expenses as a percentage of net sales remained the same at 18.7% for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Year-to-date selling expense rose 1.9% from $28.9 million through the first half of fiscal 2000 to $29.4 million for the first half of fiscal 2001. As a percentage of net sales, selling expense in the first six months increased from 18.6% for fiscal 2000, to 19.0% for fiscal 2001. The increase was primarily attributable to higher sales salaries, higher advertising expenses, and higher travel expenses as a percentage of net sales due to a decline in leverage provided by comparable store sales.

General and administrative expenses increased from $2.4 million in the second quarter of fiscal 2000 to $2.5 million in the second quarter of fiscal 2001, a 1.5% increase. As a percentage of net sales, general and administrative expenses remained the same at 3.1% for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. For the first half of fiscal 2001, general and administrative expense rose 3.9% from $4.8 million for the six months ended July 29, 2000, to $5.0 million for the six months ended August 4, 2001. As a percentage of net sales, general and administrative expense increased to 3.2% for the first half of fiscal 2001 compared to 3.1% for the first half of fiscal 2000. Increases in general and administrative expenses for the first six months, as a percentage of net sales, resulted primarily from higher payroll and travel expenses due to a decline in leverage provided by comparable store sales.

As a result of the above changes, the Company's income from operations decreased $0.3 million to $5.0 million for the second quarter of fiscal 2001 compared to $5.3 million for the second quarter of fiscal 2000, a 5.6% decrease. Income from operations was 6.4% of net sales in the second quarter of fiscal 2001 compared to 6.9% in the second quarter of fiscal 2000. Income from operations, year-to-date through August 4, 2001, was $10.6 million, a $1.8 million decrease from the first half of the prior year. Income from operations was 6.9% of net sales for the first six months of fiscal 2001 compared to 7.9% for the first six months of fiscal 2000.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the quarter ended August 4, 2001, other income increased $0.6 million. For the six months ended August 4, 2001, other income increased $1.0 million. Other income increased in the first six months of fiscal 2001 due to additional interest income as well as income received from state tax incentive programs.

Income tax expense as a percentage of pre-tax income was 37.7% in the first half of fiscal 2001 compared to 37.6% in the first half of fiscal 2000.

Liquidity and Capital Resources

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 2001 and 2000, the Company's cash flow used by operating activities was $7.1 and $6.8 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for opening new stores.

The Company has available an unsecured operating line of credit of $7.5 million and a $10.0 million unsecured line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of August 4, 2001, the Company had working capital of $145.0 million, including $57.0 million of cash and cash equivalents and short-term investments of $39.7 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2001 or fiscal 2000.

During the first half of fiscal 2001 and 2000 the Company invested $6.2 million and $8.4 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.3 million and $0.4 million in the first half of fiscal 2001 and 2000, respectively, in capital expenditures for the corporate headquarters and distribution center.

During the remainder of fiscal 2001, the Company anticipates completing approximately thirteen additional store construction projects, including approximately ten new stores and approximately three stores to be remodeled and/or relocated. As of August 4, 2001, eleven additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2001 will be approximately $18.0 million before any landlord allowances, estimated to be at approximately $3.0 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Seasonality and Inflation

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1998, 1999, and 2000, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended August 4, 2001, and July 29, 2000.

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

                          PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings:                                  None

Item 2.    Changes in Securities and Use of Proceeds:          None

Item 3.    Defaults Upon Senior Securities:                    None

Item 4.    Submission of Matters to a Vote of Security Holders:
          (a)  May 31, 2001, Annual Meeting
          (b)  Board of Directors:
                    Daniel J. Hirschfeld             Robert E. Campbell
                    Dennis H. Nelson                 William D. Orr
                    Karen B. Rhoads                  Ralph M. Tysdal
                    Bill L. Fairfield                Bruce L. Hoberman
                                                     David A. Roehr

                                                                      NUMBER OF SHARES*
                                                                      ----------------
                                                              For          Against         Abstain
                                                              ---          -------         -------
          (c)  1. Election of Board of Directors:
                    Daniel J. Hirschfeld                   18,861,093             0       1,031,381
                    Dennis H. Nelson                       18,860,368             0       1,032,106
                    Karen B. Rhoads                        18,861,688             0       1,030,786
                    Bill L. Fairfield                      19,498,246             0         394,228
                    Robert E. Campbell                     19,535,995             0         356,479
                    William D. Orr                         19,535,195             0         357,279
                    Ralph M. Tysdal                        19,535,095             0         357,379
                    Bruce L. Hoberman                      19,522,295             0         370,179
                    David A. Roehr                         19,522,295             0         370,179
               2.   Appoint Deloitte & Touche LLP
                    as independent accountants.            19,834,659        41,953          15,862
               3.   Appove Amendment to Company's
                    1997 Executive Stock Option Plan       17,388,542     2,278,457         225,475

          (d)  None

Item 5.   Other Information:                                   None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.
          (b) No reports on Form 8-K were filed by the Company during the quarter ended August 4, 2001.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.


Dated:    September 13, 2001                 /s/   DENNIS H. NELSON
       -----------------------               -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated:    September 13, 2001                 /s/   KAREN B. RHOADS
       -----------------------               -----------------------------------
                                             KAREN B. RHOADS, Vice President
                                             of Finance and CFO