Form 10-Q
period 2001-11-03
BUCKLE INC
filed 2001-12-13
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended NOVEMBER 3, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of December 3, 2001 was 21,059,313 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                   Pages
                                                                                   -----
              Part I. Financial Information (unaudited)

Item 1.     Financial Statements                                                      3

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk               12


                           Part II. Other Information

Item 1.     Legal Proceedings                                                        13

Item 2.     Changes in Securities and Use of Proceeds                                13

Item 3.     Defaults Upon Senior Securities                                          13

Item 4.     Submission of Matters to a Vote of Security Holders                      13

Item 5.     Other Information                                                        13

Item 6.     Exhibits and Reports on Form 8-K                                         13
            (a)  Exhibit 11, statement regarding computation of earnings per share
            (b)  No reports on Form 8-K were filed by the Company during the
                 Quarter ended November 3, 2001

Signatures                                                                           14

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)


ASSETS
------                                                 November 3,   February 3,
CURRENT ASSETS                                            2001           2001
                                                       ---------      ---------

Cash and cash equivalents                              $  64,673      $  69,155
Short-term investments:
  Held-to-maturity                                        33,292         34,847
  Available-for-sale                                       4,041          4,398
Accounts receivable, net of
  allowance of $200,000 and $250,000, respectively         4,992          2,068
Inventory                                                 79,508         54,392
Prepaid expenses and other assets                          3,922          6,593
                                                       ---------      ---------
              Total current assets                       190,428        171,453
                                                       ---------      ---------

PROPERTY AND EQUIPMENT                                   111,628        103,686
Less accumulated depreciation and amortization            55,199         47,605
                                                       ---------      ---------
                                                          56,429         56,081
                                                       ---------      ---------

OTHER ASSETS                                               3,081          2,999
                                                       ---------      ---------
                                                       $ 249,938      $ 230,533
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable                                       $  17,634      $  13,703
Accrued employee compensation                              7,854         11,753
Accrued store operating expenses                           4,369          4,072
Gift certificates redeemable                               1,607          2,199
Income taxes payable                                       3,409          3,890
                                                       ---------      ---------
               Total current liabilities                  34,873         35,617

DEFERRED COMPENSATION                                        888            850
                                                       ---------      ---------
               Total liabilities                          35,761         36,467
                                                       ---------      ---------

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 20,699,988 and
  20,378,657 shares, respectively                            207            204
Additional paid-in capital                                13,493         13,006
Retained earnings                                        200,616        181,447
Unearned compensation - restricted stock                    (158)          (620)
Accumulated other comprehensive income                        19             29
                                                       ---------      ---------
               Total stockholders' equity                214,177        194,066
                                                       ---------      ---------
                                                       $ 249,938      $ 230,533
                                                       =========      =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                   Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                   --------------------           -----------------------
                                               November 3,      October 28,      November 3,      October 28,
                                                  2001              2000            2001             2000
                                                ---------        ---------        ---------        ---------
SALES, net of returns and allowances            $ 111,142        $ 114,161        $ 266,177        $ 269,773

COST OF SALES (including buying,
  distribution and occupancy costs)                72,412           74,343          182,409          183,907
                                                ---------        ---------        ---------        ---------
      Gross profit                                 38,730           39,818           83,768           85,866
                                                ---------        ---------        ---------        ---------

OPERATING EXPENSES:
Selling                                            18,932           18,910           48,354           47,777
General and administrative                          3,051            2,940            8,066            7,768
                                                ---------        ---------        ---------        ---------
                                                   21,983           21,850           56,420           55,545
                                                ---------        ---------        ---------        ---------
      Income from operations                       16,747           17,968           27,348           30,321

OTHER INCOME                                          775              644            3,252            2,141
                                                ---------        ---------        ---------        ---------
      Income before income taxes                   17,522           18,612           30,600           32,462

      Income tax expense                            6,501            7,007           11,431           12,221
                                                ---------        ---------        ---------        ---------

Income before cumulative effect of
      change in accounting                         11,021           11,605           19,169           20,241
Cumulative effect of change in
      accounting, net of taxes                          -                -                -             (270)
                                                ---------        ---------        ---------        ---------

NET INCOME                                      $  11,021        $  11,605        $  19,169        $  19,971
                                                =========        =========        =========        =========

Per share amounts:
  Basic income per share:
      Income before cumulative effect of
       change in accounting                     $    0.53        $    0.56        $    0.93        $    0.98
      Cumulative effect of change in
       accounting, net of taxes                         -                -                -             (.01)
                                                ---------        ---------        ---------        ---------
      Net income                                $    0.53        $    0.56        $    0.93        $    0.97
                                                =========        =========        =========        =========
  Diluted income per share:
      Income before cumulative effect of
       change in accounting                     $    0.51        $    0.54        $    0.89        $    0.94
      Cumulative effect of change in
       accounting, net of taxes                         -                -                -             (.01)
                                                ---------        ---------        ---------        ---------
       Net income                               $    0.51        $    0.54        $    0.89        $    0.93
                                                =========        =========        =========        =========

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                            Thirty-nine Weeks Ended
                                                                            -----------------------
                                                                     November 3, 2001     October  28, 2000
                                                                     ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                         $ 19,169              $ 19,971
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                     8,748                 8,404
           Loss on disposal of assets                                         266                   291
           Amortization of unearned compensation-restricted stock              93                   198
           Reverse compensation expense on forfeited stock                   (483)                    -
           Cumulative effect of change in accounting method                     -                   270
      Changes in operating assets and liabilities
            Accounts receivable                                            (2,924)                 (991)
            Inventory                                                     (25,116)              (16,740)
            Prepaid expenses and other assets                               2,671                (1,021)
            Accounts payable                                                3,931                   359
            Accrued employee compensation                                  (3,899)               (1,297)
            Accrued store operating expenses                                  297                   157
            Gift certificates redeemable                                     (592)                 (521)
            Income taxes payable                                             (481)                2,318
            Deferred compensation                                              38                   408
                                                                         --------              --------
         Net cash flows from operating activities                           1,718                11,806
                                                                         --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                      1,902                 7,809
      Purchase of property and equipment                                   (9,362)              (11,812)
      Change in other assets                                                  (82)                 (248)
                                                                         --------              --------
         Net cash flows from investing activities                          (7,542)               (4,251)
                                                                         --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                            (1,281)               (7,304)
      Proceeds from the exercise of stock options                           2,623                 1,329
                                                                         --------              --------
          Net cash flows from financing activities                          1,342                (5,975)
                                                                         --------              --------

Net increase (decrease) in cash and cash equivalents                       (4,482)                1,580

Cash and cash equivalents, Beginning of period                             69,155                37,205
                                                                         --------              --------

Cash and cash equivalents, End of period                                 $ 64,673              $ 38,785
                                                                         ========              ========


See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                   (Unaudited)

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 298 stores located in 37 states primarily throughout the central, northwestern and southern areas of the United States as of November 3, 2001, and 274 stores in 36 states as of October 28, 2000. During the third quarter of fiscal 2001, the Company opened ten new stores and substantially renovated one store. During the third quarter of fiscal 2000, the Company opened five new stores and substantially renovated three stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                        Percentage of Net Sales            Percentage of Net Sales
                                         Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                         --------------------              -----------------------
     Merchandise Group               Nov. 3, 2001    Oct. 28, 2000      Nov. 3, 2001     Oct. 28, 2000
                                     ------------    -------------      ------------     -------------
         Denims                          31.5%            30.6%              28.2%            25.9%
         Slacks/Casual bottoms            5.6%             6.7%               5.4%             5.1%
         Tops (incl. sweaters)           34.0%            32.0%              33.3%            32.4%
         Sportswear/Fashions              1.9%             2.5%               7.5%             8.7%
         Outerwear                        4.6%             5.0%               2.2%             2.7%
         Accessories                      9.3%             7.7%              10.1%             7.5%
         Footwear                        11.9%            12.7%              12.0%            15.1%
         Little Guys/Gals                 1.1%             2.7%               1.2%             2.4%
         Other                             .1%              .1%                .1%              .2%
                                        ------           ------             ------           ------
                                        100.0%           100.0%             100.0%           100.0%
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

4. Accounting Pronouncements - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 3, 2001 AND OCTOBER 28, 2000
                                   (Unaudited)

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

     In August 2001, the FASB approved the issuance of SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." This Statement replaces SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets," and replaces the places the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business" for the disposal of segments of a business. The Statement develops one accounting model for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations. The provisions of Statement No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of SFAS No. 144 will have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                              Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                              --------------------                 -----------------------
                                         November 3,        October 28,        November 3,           October 28,
                                            2001               2000                2001                 2000
                                       ------------        -------------       -----------           -----------
Net Income                              $   11,021           $   11,605          $  19,169            $  19,971
Unrealized gain (loss) on available
for sale securities, net of taxes               14                   18                (10)                  45
                                     ---------------------------------------------------------------------------

Total Comprehensive Income              $   11,035           $   11,623          $  19,159            $  20,016
                                     ===========================================================================

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended November 3, 2001, and October 28, 2000:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS



                                            Percentage of Net Sales                    Percentage of Net Sales
                                            -----------------------                    -----------------------
                                      Thirteen weeks ended      Percentage      Thirty-nine weeks ended     Percentage
                                      Nov. 3,       Oct. 28,     increase         Nov. 3,       Oct. 28      increase
                                       2001           2000      (decrease)         2001           2000      (decrease)
                                  ----------------------------------------    ----------------------------------------
Net sales                              100.0%        100.0%        (2.6)%          100.0%        100.0%         (1.3)%
Cost of sales (including
 buying, distribution and
 occupancy costs)                       65.2%         65.1%        (2.6)%           68.5%         68.2%         (0.8)%
                                  ----------------------------------------    ----------------------------------------
Gross profit                            34.8%         34.9%        (2.7)%           31.5%         31.8%         (2.4)%
Selling expenses                        17.0%         16.6%          0.1%           18.2%         17.7%          1.2%
General and
  administrative expenses                2.7%          2.6%          3.8%            3.0%          2.9%          3.8%
                                  ----------------------------------------    ----------------------------------------
Income from operations                  15.1%         15.7%        (6.8)%           10.3%         11.2%         (9.8)%
Other income                              .7%           .6%        20.3%             1.2%           .8%         51.9%
                                  ----------------------------------------    ----------------------------------------
Income before income
   taxes                                15.8%         16.3%        (5.9)%           11.5%         12.0%         (5.7)%
Income tax expense                       5.9%          6.1%        (7.2)%            4.3%          4.5%         (6.5)%
                                  ----------------------------------------    ----------------------------------------
Income before cumulative
effect of change in accounting           9.9%         10.2%        (5.0)%            7.2%          7.5%         (5.3)%
                                  ========================================    ========================================


Net sales decreased from $114.2 million in the third quarter of fiscal 2000 to $111.1 million in the third quarter of fiscal 2001, a 2.6% decrease. Comparable store sales decreased from the third quarter of fiscal 2000 to the third quarter of fiscal 2001 by $4.1 million or 3.9%. Due to fiscal 2000 being a 53-week year, each of the 2001 fiscal periods is one week later than last year, creating differences in sales comparisons. The comparable store sales decrease resulted partially from a 3.4% decrease in the average price per piece of merchandise sold compared with the fiscal 2000 third quarter.

Net sales decreased from $269.8 million in the first nine months of fiscal 2000 to $266.2 million for the first nine months of fiscal 2001, a 1.3% decrease. Comparable store sales for the thirty-nine weeks ended November 3, 2001 compared to the thirty-nine weeks ended October 28, 2000

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

decreased $19.4 million or 7.6%. The comparable store sales decrease for the first nine months of fiscal 2001 resulted partially from a 5.8% decrease in the average price per piece of merchandise sold compared with the same period last year. Sales growth of 6.3% for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 28 stores opened in 2000 and the opening of 24 new stores in the first thirty-nine weeks of fiscal 2001. Average sales per square foot decreased 9.4% from $213 to $193 for the nine months ended November 3, 2001.

Gross profit after buying, occupancy, and distribution expenses decreased $1.1 million in the third quarter of fiscal 2001 to $38.7 million, a 2.7% decrease. As a percentage of net sales, gross profit decreased from 34.9% in the third quarter of fiscal 2000 to 34.8% in the third quarter of fiscal 2001. Gross profit decreased $2.1 million for the first thirty-nine weeks of fiscal 2001 to $83.8 million, a 2.4% decrease. As a percentage of net sales, gross profit in the first nine months decreased from 31.8% for fiscal 2000, to 31.5% for fiscal 2001. The decrease in gross profit as a percentage of net sales for both the three and six month periods of fiscal 2001 compared to the same periods of fiscal 2000 was primarily attributable to higher occupancy costs partially offset by an improvement in the actual merchandise margins.

Selling expenses remained the same at $18.9 million for the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000. Selling expenses as a percentage of net sales increased from 16.6% for fiscal 2000 to 17.0% for fiscal 2001. Year-to-date selling expense rose 1.2% from $47.8 million through the first nine months of fiscal 2000 to $48.4 million for the first nine months of fiscal 2001. As a percentage of net sales, selling expense in the first nine months increased from 17.7% for fiscal 2000, to 18.2% for fiscal 2001. The increase was primarily attributable to higher sales salaries and higher travel expenses as a percentage of net sales due to a decline in leverage provided by comparable store sales.

General and administrative expenses increased from $2.9 million in the third quarter of fiscal 2000 to $3.1 million in the third quarter of fiscal 2001, a 3.8% increase. As a percentage of net sales, general and administrative expenses increased to 2.7% for the third quarter of fiscal 2001 compared to 2.6% for the third quarter of fiscal 2000. For the first nine months of fiscal 2001, general and administrative expense rose 3.8% from $7.8 million for the nine months ended October 28, 2000, to $8.1 million for the nine months ended November 3, 2001. As a percentage of net sales, general and administrative expense increased to 3.0% for the first nine months of fiscal 2001 compared to 2.9% for the first nine months of fiscal 2000. Increases in general and administrative expenses for the first nine months, as a percentage of net sales, resulted primarily from higher payroll and travel expenses due to a decline in leverage provided by comparable store sales.

As a result of the above changes, the Company's income from operations decreased $1.2 million to $16.7 million for the third quarter of fiscal 2001 compared to $18.0 million for the third quarter of fiscal 2000, a 6.8% decrease. Income from operations was 15.1% of net sales in the third quarter of fiscal 2001 compared to 15.7% in the third quarter of fiscal 2000. Income from operations, year-to-date through November 3, 2001, was $27.3 million, a $3.0 million decrease from the first nine months of the prior year. Income from operations was 10.3% of net sales for the first nine months of fiscal 2001 compared to 11.2% for the first nine months of fiscal 2000, a 9.8% decrease.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the quarter ended November 3, 2001, other income increased from $0.6 million in the third quarter of fiscal 2000 to $0.8 million for the third quarter of fiscal 2001. For the nine months ended November 3, 2001, other income increased $1.1 million. Other income increased in the first nine months of fiscal 2001 due to additional interest income as well as income received from state tax incentive programs.

Income tax expense as a percentage of pre-tax income was 37.4% in the first nine months of fiscal 2001 compared to 37.6% in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2001 and 2000, the Company's cash flow provided by operating activities was $1.7 million and $11.8 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, the net change in inventory and accounts payable for build up of inventory levels, construction costs for opening new stores and purchase of the Company's common stock. The primary differences creating a net decrease in cash and cash equivalents for the first nine months of this year, versus a net increase for the first nine months of last year, were a greater build of inventory and a lesser reduction in short-term investments.

The Company has available an unsecured line of credit of $7.5 million and a $10.0 million line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of November 3, 2001, the Company had working capital of $155.5 million, including $64.7 million of cash and cash equivalents and short-term investments of $37.3 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There no bank borrowings during the first nine months of fiscal 2001 and only minor bank borrowings during the first nine months of fiscal 2000.

During the first three quarters of fiscal 2001 and 2000 the Company invested $8.8 million and $11.3 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.6 million and $0.5 million in the first nine months of fiscal 2001 and 2000, respectively, in capital expenditures for the corporate headquarters and distribution center.

The Company completed its new store construction for fiscal 2001 during the third quarter. During the remainder of fiscal 2001, the Company anticipates completing one additional store-remodeling project. As of November 3, 2001, one additional lease contract has been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2001 will be approximately $16.0 million before any landlord allowances, estimated to be at approximately $5.0 million.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1998, 1999, and 2000, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended November 3, 2001, and October 28, 2000.

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


Item 1.   Legal Proceedings:                                     None

Item 2.   Changes in Securities and Use of Proceeds:             None

Item 3.   Defaults Upon Senior Securities:                       None

Item 4.   Submission of Matters to a Vote of Security Holders:   None

Item 5.   Other Information:                                     None

Item 6.   Exhibits and Reports on Form 8-K:
          (a) See Exhibit 11, statement regarding computation of earnings per share.
          (b) No reports on Form 8-K were filed by the Company during the quarter ended November 3, 2001.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            THE BUCKLE, INC.


Dated:    December 13, 2001                 /s/   DENNIS H. NELSON
       ----------------------               ------------------------------------
                                            DENNIS H. NELSON, President and CEO



Dated:    December 13, 2001                 /s/   KAREN B. RHOADS
       ----------------------               ------------------------------------
                                            KAREN B. RHOADS, Vice President
                                            of Finance and CFO