Form 10-K
period 2002-02-02
BUCKLE INC
filed 2002-04-26
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended FEBRUARY 2, 2002

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $177,206,578.68 on March 26, 2002. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 7,420,711 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2002, was 21,518,647.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 26, 2002 for Registrant's 2002 Annual Meeting of Shareholders to be held May 30, 2002 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K
                                FEBRUARY 2, 2002

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
                  on Form 8-K

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of February 2, 2002, the Company operated 295 retail stores in 37 states throughout the central United States, as well as in the northwest, southeast and southwestern states under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides individual customer services such as free alterations, free gift-wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 86 stores at the start of 1992 to 295 stores by the close of fiscal 2001. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2001 refer to the 52-week period ended February 2, 2002. Fiscal 2000 refers to the 53-week period ending February 3, 2001 and fiscal 1999 refers to the 52-week period ended January 29, 2000.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is to offer customers a wide selection of key brand name merchandise while also providing a broad range of services designed to create customer loyalty. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12-to 24-year old. The merchandise mix includes denims, slacks/casual bottoms, tops, sweaters, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (28.8% of fiscal 2001 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (33.5% of fiscal 2001 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.


                                            Percentage of Net Sales
                                        ---------------------------------
         Merchandise Group               Fiscal       Fiscal      Fiscal
         -----------------                2001         2000        1999
                                         ------       ------      ------
         Denims                            28.8%        26.6%       25.0%
         Slacks/Casual Bottoms              5.0          5.4         4.3
         Tops (including sweaters)         33.5         32.2        34.0
         Sportswear/Fashion Clothes         5.7          6.5         7.8
         Outerwear                          2.9          3.3         2.7
         Accessories                       11.0          9.1         7.1
         Footwear                          11.8         14.4        16.6
         Little Guys/Gals                   1.0          2.2         2.4
         Other                              0.3          0.3         0.1
                                          -----        -----       -----
                  Total                   100.0%       100.0%      100.0%
                                          =====        =====       =====

Brand name merchandise constitutes nearly 90% of the Company's sales volume. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style compared to the merchandise sold in other stores. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Dr. Martens, Silver, Fossil and Polo Jeans Company. The Company believes brand name merchandise will continue to constitute a substantial majority of sales.

Management believes the Company provides a unique store setting by maintaining a high level of customer service and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and to provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by showing merchandise as coordinating outfits. The Company also offers specialized services such as free alterations, free gift wrapping, layaways, a special order system which allows stores to obtain specifically requested merchandise from other Company stores, a frequent shopper card and The Buckle private label credit card. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately five to six percent of net sales have been made on a layaway basis.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store so that individual store inventories can be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh, new look in its stores, the Company ships new merchandise daily to most stores, including varying styles and colors that differ from prior merchandise. The Company also has a transfer program that shifts specific merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in-stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes the reduced markdowns justify the incremental costs of distribution associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

During fiscal 2001, the Company worked with a nationally recognized design firm to review architectural finishes, lighting, column treatments, cashwrap design and other stores features. A total of 10 new and remodeled locations in fiscal 2001, plus 4 new and remodeled stores in fiscal 2002, have introduced these new finishes and they were very highly received by guests and management. Based on the success of these elements, the Company contracted with the design firm for a full new store design including all wall systems, finishes and fixtures. The last update to the store look was in fiscal 1997. New materials include: wood flooring, enhanced graphic elements, corrugated metals and Icon brand elements. Attention will also be directed to the development of accessory and shoe fixtures for potential roll out to all stores in fiscal 2002. The Company expects to open the first new prototype stores in the summer of 2002 with all subsequent remodels and new stores featuring the new design.

The basic overall store architectural design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop and create a strong visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate.

                            ADVERTISING AND PROMOTION

In fiscal 2001, the Company spent $3.7 million (net co-op reimbursements) or 1.0% of net sales on advertising, promotions and in-store point of sale materials. In-store seasonal sign kits, promotional signage and image brochures are used to enhance merchandising presentations, the stores' image and special events at point of sale. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. The Buckle partners with key vendors on magazine opportunities to extend the reach in these publications. Radio advertising continues as a media source used to support special events and promotions such as sweepstakes, grand openings and end-of-season sales in approximately 75% of the Company's markets.

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

The Company publishes a corporate web site at www.buckle.com. The Company's web site serves as a marketing tool reaching a growing online audience. Buckle.com is an interactive, entertaining, informative and brand building environment where visitors can get the latest Buckle fashion information with special features including an online denim guide, shoe guides and style boutiques. The Company has an opt-in online database and sends weekly e-mail blasts to fill members in on the latest store promotions and product offerings. Online guests can shop, enter monthly contests, fill out a wish list, find out about career opportunities, and read the latest Buckle financial news. The Buckle Online Store was launched April 26, 1999 as a marketing tool, to extend the Company's brand beyond the physical locations. Offering a small sampling of the merchandise inventory online, the Company presents the online store as a "taste test" in new markets as well as a customer service tool in existing markets.

                                STORE OPERATIONS

The Company has an Executive Vice President of Sales, a Vice President of Sales, one regional manager, 14 district managers and 49 area managers. Seven of the district managers and all of the area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel. The Company recruits interns and management trainees and focuses on building its management organization from within. Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the sales performance of stores in their district/area. Store managers perform sales training of new employees at the store level. Salespeople displaying particular talent are generally assigned to stores operated by district managers for training as a store manager. A majority of the Company's store managers and most of its middle and upper level management are former salespeople, including the President of the Company, Dennis Nelson, and its Chairman, Dan Hirschfeld.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in approximately 98% of the Company's stores as well as surveillance camera systems in approximately 64% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.7% of net sales for fiscal 2001, 0.6% of net sales for fiscal 2000 and 0.7% for fiscal year 1999.

The average store is approximately 4,800 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,450 square feet to 8,475 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has a very experienced buying team. The buying team includes the President, two head women's merchandisers, six women's buyers, and three men's merchandisers and one men's buyer. Five members of this buying team have between 16 and 30 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

The Company purchases products from manufacturers within the United States and from some foreign manufacturers. The Company's merchandising team monitors U.S. fashion centers (in New York and on the West Coast) and shops high fashion stores to adapt new ideas to The Buckle. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer or supplier. The Company does have a long term relationship with an agent in Hong Kong for the manufacture of The Buckle, Inc.'s private label merchandise. An agreement with this company was entered into on November 28, 1994, for orders placed subsequent to that date.

In fiscal 2001, Lucky Brand Dungarees (including their children's division) made up 23.7% of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Current significant vendors include Lucky Brand Dungarees, Dr. Martens, Fossil, Silver, Ecko Apparel and Polo Jeans Company. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer interest. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, Nebraska. Merchandise is received daily in Kearney where it is sorted, tagged with bar-coded tickets (unless the vendor UPC code can be used or the merchandise is pre-ticketed), and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt. This system allows stores to receive new merchandise almost every day, providing customers with a good reason to shop often and helping create excitement within each store. During fiscal 1998, the Company began using "pre-packs" to expedite the movement of merchandise through the distribution center.

The Company's current building space and distribution system will allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

To reduce inter-store shipping costs and provide a more timely restocking of in-season merchandise, the Company has increased its focus on warehousing a portion of initial shipments. Sales reports are then used to replenish, on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors and sizes of merchandise. This system is also designed to prevent an over-crowded look in the stores at the beginning of a season.

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2002, the Company operated 298 stores in 37 states, including 3 stores opened in fiscal 2002. The existing stores are in 4 downtown locations, 10 strip centers, 2 lifestyle centers and 282 shopping malls. The Company anticipates opening approximately 9 to 13 additional new stores in fiscal 2002. All new stores for fiscal 2002 will be located in higher traffic shopping malls. The following table lists the location of existing stores as of April 1, 2002.

                               Location of Stores

State            Number of Stores            State              Number of Stores
-----            ----------------            -----              ----------------
Alabama                 2                    Montana                     5
Arizona                 6                    Nebraska                   15
Arkansas                5                    New Mexico                  4
California              6                    North Carolina              7
Colorado               10                    North Dakota                3
Florida                 3                    Ohio                       13
Georgia                 3                    Oklahoma                   13
Idaho                   5                    Oregon                      2
Illinois               16                    Pennsylvania                4
Indiana                12                    South Carolina              1
Iowa                   20                    South Dakota                3
Kansas                 15                    Tennessee                   8
Kentucky                5                    Texas                      32
Louisiana               7                    Utah                        8
Michigan               18                    Virginia                    1
Minnesota              10                    Washington                  5
Mississippi             4                    West Virginia               2
Missouri               12                    Wisconsin                  12
                                             Wyoming                     1
                                                                       ---
                                             Total                     298
                                                                       ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 86 at the beginning of 1992 to 295 at the end of fiscal 2001. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1992 to the end of fiscal 2001:


                         Total Number of Stores Per Year



 Fiscal     Open at start         Opened in         Closed in
  Year         of year          Current Year       Current Year         Total
 ------     -------------       ------------       ------------         -----
  1992              86                 18                 -              104
  1993             104                 27                 -              131
  1994             131                 16                 -              147
  1995             147                 17                 -              164
  1996             164                 17                 -              181
  1997             181                 19                 1              199
  1998             199                 24                 1              222
  1999             222                 27                 1              248
  2000             248                 28                 2              274
  2001             274                 24                 3              295

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

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $690,000, including construction costs of approximately $530,000 (which is prior to any construction allowance received) and inventory costs of approximately $160,000.

The Company anticipates opening approximately 12 new stores during fiscal 2002 and completing the remodeling of approximately 10 existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2002, it is estimated that each will receive full remodeling. The Company has budgeted a total of $19.0 million (before estimated construction allowances from landlords of $2.9 million) for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2002.

The Company plans to expand in 2002 by opening stores in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

The Company's ability to expand in the future will depend, in part, on general business conditions, the ability to find suitable malls with acceptable sites on satisfactory terms, the availability of financing and the readiness of trained store managers. There can be no assurance that the Company's expansion plans will be fulfilled in whole or in part, or that leases under negotiation for planned new sites will be obtained on terms favorable to the Company.

                         MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems (MIS) and electronic data processing systems (EDP) consist of a full range of retail, financial and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable and merchandise management.

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

                                    EMPLOYEES

As of February 2, 2002, the Company had approximately 5,500 employees - approximately 1,023 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 300 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of February 2, 2002, 825 employees participated in the medical plan, 825 in the dental plan, 796 in the life insurance plan, 735 in the long-term disability plan and 289 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise areas, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Gadzooks, Gap and Pacific Sunwear. The men's market also competes with certain department stores, such as Dillards, Federated stores, May Company stores, Saks and other local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

In the women's merchandise area, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Gadzooks, Gap, Maurices, Pacific Sunwear and Vanity. The women's sales also compete with department stores, such as Dillards, Federated stores, May Company stores, Saks and certain local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future. Furthermore, while the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is intense.

                                   TRADEMARKS

"BUCKLE", "BKLE", "RECLAIM", "BKE" and "THE BUCKLE" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

DANIEL J. HIRSCHFELD, AGE 60. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 52. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 43. Ms. Rhoads is the Vice-President - Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

JAMES E. SHADA, AGE 46. Mr. Shada is Executive Vice President - Sales. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including site selection and development and education of personnel as store managers and as regional and district managers.

BRETT P. MILKIE, AGE 42. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

KARI SMITH, AGE 38. Ms. Smith is Vice President - Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. As regional manager, Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

PATRICIA WHISLER, AGE 45. Ms. Whisler is Vice President of Women's Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.


ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges.

The current terms of the Company's leases, including automatic renewal options, expire as follows:

                              During Fiscal                  Number of expiring
                                   Year                         leases
                              ------------                   -------------------
                                    2002                             30
                                    2003                             34
                                    2004                             29
                                    2005                             27
                                    2006                             19
                                    2007                             22
                                    2008                             21
                                    2009 and later                  116
                                                                    ---
                                    Total                           298
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 2001, 2000 or 1999, and has no current plans for dividend payment.

The number of record holders of the Company's common stock as of March 26, 2002 was 406. Based upon information from the principal market makers, the Company believes there are more than 4,200 beneficial owners. The closing price of the Company's common stock on March 26, 2002 was $23.88.

Additional information required by this item is incorporated by reference to the information on page 32 of the Company's 2001 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K. The remainder of the information required by this item appears under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2002 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 11 in the Company's 2001 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 12 through 16 in the Company's 2001 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the independent auditors' report thereon of Deloitte & Touche LLP dated March 4, 2002, appearing on pages 17 through 32 of the Company's 2001 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 9 and 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 2002 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2002 Annual Shareholders' Meeting and is incorporated by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS

The Company's 2001 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 17 through 32 and are hereby incorporated by reference to this report:

                  Balance Sheets as of February 2, 2002, and February 3, 2001

                  Statements of Income for each of the three years in the period ended February 2, 2002

                  Statements of Stockholders' Equity for each of the three years in the period ended February 2, 2002

                  Statements of Cash Flows for each of the three years in the period ended February 2, 2002

                  Notes to Financial Statements for each of the three years in the period ended February 2, 2002

                  Independent Auditors' Report

(a) (2)  FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

                  II.      Valuation and Qualifying Accounts and Reserves

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 14.

(b)  REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the quarter ended February 2, 2002.

(c)  EXHIBITS

See index to exhibits on pages 15 and 16.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE BUCKLE, INC.

    Date:  April 22, 2002                     By: /s/ DENNIS H. NELSON
                                                 -------------------------------
                                                 Dennis H. Nelson,
                                                 President and Chief Executive
                                                 Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 22nd day of April, 2002.


/s/ DANIEL J. HIRSCHFELD
-----------------------------------------     ----------------------------------
Daniel J. Hirschfeld                          Bill L. Fairfield
Chairman of the Board and Director            Director


/s/ DENNIS H. NELSON
-----------------------------------------     ----------------------------------
Dennis H. Nelson                              Ralph M. Tysdal
President and Chief Executive Officer         Director
     and Director


/s/ KAREN B. RHOADS
-----------------------------------------     ----------------------------------
Karen B. Rhoads                               Bruce L. Hoberman
Vice President of Finance and                 Director
 Chief Financial Officer and Director


/s/ JAMES E. SHADA
-----------------------------------------     ----------------------------------
James E. Shada                                David A. Roehr
Executive Vice President of Sales             Director


/s/ ROBERT E. CAMPBELL                        /s/ WILLIAM D. ORR
-----------------------------------------     ----------------------------------
Robert E. Campbell                            William D. Orr
Director                                      Director

                          INDEPENDENT AUDITORS' REPORT



BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc., ("the Company") as of February 2, 2002 and February 3, 2001, and for each of the three years in the period ended February 2, 2002, and have issued our report thereon dated March 4, 2002; such financial statements and report are included in your 2001 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 4, 2002





          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                             Allowance for
                                                           Doubtful Accounts
                                                           -----------------

Balance, January 30, 1999                                    $   300,000

         Amounts charged to costs and expenses                 1,095,115
         Write-off of uncollectible accounts                  (1,170,115)
                                                             -----------
Balance, January 29, 2000                                        225,000

         Amounts charged to costs and expenses                   857,968
         Write-off of uncollectible accounts                    (832,968)
                                                             -----------
Balance, February 3, 2001                                        250,000

         Amounts charged to costs and expenses                   816,276
         Write-off of uncollectible accounts                    (816,276)
                                                             -----------
Balance, February 2, 2002                                    $   250,000
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

           (4.2)    Form of stock certificate for Common Stock              Exhibit 4.1 to Form S-1
                                                                            No. 33-46294
  (9)    Not applicable

 (10)    Material Contracts
           (10.1)   1991 Stock Incentive Plan                               Exhibit 10.1 to Form S-1
                                                                            No. 33-46294

           (10.2)   1991 Non-Qualified Stock Option Plan                    Exhibit 10.2 to Form S-1
                                                                            No. 33-46294

           (10.3)   Non-Qualified Stock Option Plan and                     Exhibit 10.3 to Form S-1
                    Agreement With Dennis Nelson                            No. 33-46294

           (10.4)   Acknowledgment for Dennis H. Nelson
                    dated April 18, 2002

           (10.6)   Acknowledgment for James E. Shada
                    dated April 18, 2002

           (10.7)   Acknowledgment for Kari G. Smith
                    dated April 18, 2002

           (10.8)   Acknowledgment for Brett P. Milkie
                    dated April 18, 2002

           (10.9)   Acknowledgment for Patricia K. Whisler
                    dated April 18, 2002

           (10.10)  Cash or Deferred Profit Sharing Plan                    Exhibit 10.10 to Form S-1
                                                                            No. 33-46294
         (10.10.1)  Non-Qualified Deferred Compensation Plan

           (10.11)  Commercial Note dated May 31, 2001
                    between The Buckle, Inc. and Wells
                    Fargo Bank Nebraska, N.A. for a
                    $10.0 million line of credit for issuance of letters of credit.


           (10.12)  Commercial Note and Credit
                    agreement dated May 31, 2001
                    between The Buckle, Inc. and Wells
                    Fargo Bank Nebraska, N.A, regarding
                    $7.5 million operating line of credit

           (10.17)  1993 Director Stock Option Plan                    Exhibit A to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       May 26, 1993
           (10.18)  1993 Executive Stock Option Plan                   Exhibit B to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       May 26, 1993
           (10.19)  1995 Management Incentive Plan                     Exhibit A to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       June 2, 1995
           (10.20)  1995 Executive Stock Option Plan                   Exhibit B to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       June 2, 1995
           (10.21)  1997 Management Incentive Plan                     Exhibit A to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       June 2, 1997
           (10.22)  1998 Management Incentive Plan                     Exhibit A to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       May 28, 1998
           (10.23)  1997 Executive Stock Option Plan                   Exhibit B to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       May 28, 1998
           (10.24)  1998 Restricted Stock Plan                         Exhibit C to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       May 28, 1998
           (10.25)  1999 Management Incentive Plan                     Exhibit A to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       June 4, 1999
           (10.26)  2002 Management Incentive Plan                     Exhibit A to Proxy Statement
                                                                       for Annual Meeting to be held
                                                                       May 30, 2002

 (12)      Not applicable

 (13)      2001 Annual Report to Stockholders

 (18)      Not applicable

 (19)      Not applicable

 (22)      Not applicable

 (23)      Consent of Deloitte & Touche LLP

 (25)      Not applicable

 (28)      Not applicable