Form 10-Q
period 2002-05-04
BUCKLE INC
filed 2002-06-14
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 4, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares issued of the Registrant's Common Stock, outstanding as of May 30, 2002 was 21,147,939 shares of Common Stock.

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

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

ASSETS                                                    May 4,     February 2,
------                                                     2002         2002
CURRENT ASSETS
                                                         ---------    ---------

Cash and cash equivalents                                $ 102,389    $ 101,915
Short-term investments:
  Held-to-maturity                                          48,197       40,368
  Available-for-sale                                           625          951
Accounts receivable, net of
  allowance of $175,000 and $250,000, respectively             937        2,021
Inventory                                                   53,109       54,297
Prepaid expenses and other assets                            3,591        7,357
                                                         ---------    ---------
              Total current assets                         208,848      206,909

PROPERTY AND EQUIPMENT                                     112,744      111,443
Less accumulated depreciation                               59,420       57,151
                                                         ---------    ---------
                                                            53,324       54,292


OTHER ASSETS                                                 3,437        3,456
                                                         ---------    ---------
                                                         $ 265,609    $ 264,657
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $  14,924    $  11,133
Accrued employee compensation                                3,690       10,755
Accrued store operating expenses                             3,493        4,231
Gift certificates redeemable                                 1,927        2,482
Income taxes payable                                         2,099        1,397
                                                         ---------    ---------
               Total current liabilities                    26,133       29,998

DEFERRED COMPENSATION                                        1,071          957
                                                         ---------    ---------
               Total liabilities                            27,204       30,955

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,147,107 and
  21,115,538 shares, respectively                              211          211
Additional paid-in capital                                  19,682       19,320
Retained earnings                                          218,607      214,309
Unearned compensation - restricted stock                       (95)        (126)
Accumulated other comprehensive loss                          --            (12)
                                                         ---------    ---------

               Total stockholders' equity                  238,405      233,702
                                                         ---------    ---------

                                                         $ 265,609    $ 264,657
                                                         =========    =========

See notes to financial statements

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                    Thirteen Weeks Ended
                                                  May 4, 2002   May 5, 2001
                                                  -----------   -----------

 SALES, net of returns and allowances                $79,855       $76,439

COST OF SALES (including buying,
  distribution and occupancy costs)                   56,739        53,586
                                                     -------       -------
      Gross profit                                    23,116        22,853

OPERATING EXPENSES
Selling                                               15,036        14,690
General and administrative                             2,545         2,557
                                                     -------       -------
                                                      17,581        17,247
                                                     -------       -------
      Income from operations                           5,535         5,606

OTHER INCOME                                           1,309         1,135
                                                     -------       -------
      Income before income taxes                       6,844         6,741

      Provision for income taxes                       2,546         2,502
                                                     -------       -------

NET INCOME                                           $ 4,298       $ 4,239
                                                     =======       =======

Per share amounts:
   Basic income per share                             $0.20          $0.21
   Diluted income per share                           $0.20          $0.20

   Basic Weighted Average Shares                     21,147         20,559
   Diluted Weighted Average Shares                   21,948         21,516

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                      Thirteen Weeks Ended
                                                                    May 4, 2002   May 5, 2001
                                                                   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $   4,298    $   4,239
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                 2,820        2,764
           Loss on disposal of assets                                      43           39
           Amortization of unearned compensation-restricted stock          31           31
           Forfeiture of restricted stock                                --           (186)
      Changes in operating assets and liabilities
            Accounts receivable                                         1,084        1,051
            Inventory                                                   1,188       (8,501)
            Prepaid expenses and other assets                           3,766        2,882
            Accounts payable                                            3,791         (577)
            Accrued employee compensation                              (7,065)      (7,378)
            Accrued store operating expenses                             (738)        (763)
            Gift certificates redeemable                                 (555)        (461)
            Income taxes payable                                          702       (1,739)
            Deferred compensation                                         114          131
                                                                    ---------    ---------
         Net cash flows from operating activities                       9,479       (8,468)
CASH FLOWS FROM INVESTING ACTIVITIES
      Change in short-term investments                                 (7,503)        (429)
      Purchase of property and equipment                               (1,895)      (2,279)
      Change in other assets                                               31         (172)
                                                                    ---------    ---------
         Net cash flows from investing activities                      (9,367)      (2,880)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                         362        1,733
                                                                    ---------    ---------
          Net cash flows from financing activities                        362        1,733
                                                                    ---------    ---------

Net increase (decrease) in cash and cash equivalents                      474       (9,615)

Cash and cash equivalents, Beginning of period                        101,915       69,155
                                                                    ---------    ---------

Cash and cash equivalents, End of period                             $102,389     $ 59,540
                                                                    =========    =========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 2, 2002, included in The Buckle, Inc.'s 2001 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 298 stores located in 37 states throughout the central, northwestern and southern regions of the United States as of May 4, 2002, and 279 stores in 36 states as of May 5, 2001. During the first quarter of fiscal 2002, the Company opened three new stores and substantially renovated one store. During the first quarter of fiscal 2001, the Company opened five new stores and substantially renovated two stores.

         The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                                     Percentage of Net Sales
                                                      Thirteen Weeks Ended
         Merchandise Group                         May 4, 2002      May 5, 2001
                                                   -----------      -----------
                  Denims                                 30.4%             26.2%
                  Slacks/Casual Bottoms                   3.5%              5.6%
                  Tops (including sweaters)              31.2%             31.2%
                  Sportswear/Fashion clothes             10.6%             12.2%
                  Outerwear                               0.4%              0.7%
                  Accessories                            10.1%             10.1%
                  Footwear                               13.4%             12.7%
                  Little Guys/Gals                        0.3%              1.2%
                  Other                                   0.1%              0.1%
                                                    -----------       ----------
                                                        100.0%            100.0%
                                                     ========         =========

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001
                                   (Unaudited)


                                               Thirteen Weeks Ended                       Thirteen Weeks Ended
                                                   May 4, 2002                                 May 5, 2001
                                      ----------- ------------- ------------    ------------- ----------- -------------
                                                                 Per Share                                    Per Share
                                        Income        Shares      Amount           Income        Shares       Amount
                                      ----------- ------------- ------------    ------------- ----------- -------------
Basic EPS

Net Income                           $   4,298        21,147      $  0.20        $ 4,239       20,559          $ 0.21

Effect of Dilutive Securities
  Stock Options                              -           801            -              -          957             -
                                    ------------ ----------- -------------    ------------- ------------ ------------
Diluted EPS                          $   4,298        21,948      $  0.20        $ 4,239       21,516          $ 0.20
                                    ============ =========== =============    ============= ============ ============


4. Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards establish accounting and reporting for business combinations. SFAS No. 141 requires that all business combinations entered into subsequent to June 30, 2001 to be accounted for using the purchase method of accounting. Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 142 which provides that goodwill and other intangible assets with indefinite lives will not be amortized, but will be tested for impairment on an annual basis. The adoption of SFAS No.'s 141 and 142 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

     In June 2001, the FASB approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company beginning February 2, 2003. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations, or cash flows of the Company.

     Effective at the beginning of fiscal 2002, the Company adopted SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This Statement replaces SFAS No. 121, Accounting for Impairment or Disposal of Long-Lived Assets, and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business for the disposal of segments of a business. The Statement develops one accounting model for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 4, 2002 AND MAY 5, 2001
                                   (Unaudited)

     In April 2002, the FASB approved the issuance of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections which will be effective for the Company February 2, 2003. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management anticipates that the adoption of SFAS No. 145 will not have a significant effect on the Company's results of operations or its financial position.

5. Comprehensive Income - Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes.

                                                                          Thirteen Weeks Ended
                                                                         May 4, 2002      May 5, 2001
                                                                         -----------      -----------
     Net income                                                                 4,298                4,239
     Unrealized gain (loss) on available for sale securities,
            net of taxes                                                           12                 (24)
                                                                    ------------------   ------------------

     Total comprehensive income                                                $4,310               $4,215
                                                                    ==================   ==================

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 4, 2002, and May 5, 2001:

                                              THE BUCKLE, INC.
                                           RESULTS OF OPERATIONS

                                     Percentage of Net Sales
                                     -----------------------
                                       Thirteen weeks ended     Percentage
                                         May 4,       May 5,       increase
                                          2002         2001        (decrease)
                                      --------------------------------------

Net sales                                   100.0%       100.0%        4.5%
Cost of sales (including
 buying, distribution and
 occupancy costs)                            71.1%        70.1%        5.9%
                                      --------------------------------------
Gross profit                                 28.9%        29.9%        1.2%
Selling expenses                             18.8%        19.2%        2.4%
General and
 administrative expenses                      3.2%         3.4%      (0.5)%
                                      --------------------------------------
Income from operations                        6.9%         7.3%      (1.3)%
Other income                                  1.7%         1.5%       15.3%
                                      --------------------------------------
Income before provision
   for income taxes                           8.6%         8.8%        1.5%
Provision for income taxes                    3.2%         3.3%        1.8%
                                      --------------------------------------
Net income                                    5.4%         5.5%        1.4%
                                      ======================================



Net sales increased from $76.4 million in the first quarter of fiscal 2001 to $79.9 million in the first quarter of fiscal 2002, a 4.5% increase. Comparable store sales decreased from the first quarter of fiscal 2001 to the first quarter of fiscal 2002 by $1.0 million or 1.3%. The comparable store sales decrease resulted partially from a 1.0% decrease in the average price per piece of merchandise sold compared with the fiscal 2001 first quarter. Sales growth of 5.8% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the 24 stores opened in 2001 and the opening of three new stores in the first thirteen weeks of fiscal 2002. Average sales per square foot decreased 3.4% from $56.95 to $55.02.

Gross profit after buying, occupancy, and distribution expenses increased $.3 million in the first quarter of fiscal 2002 to $23.1 million, a 1.2% decrease. As a percentage of net sales, gross profit decreased from 29.9% in the first quarter of fiscal 2001 to 28.9% in the first quarter of fiscal 2002. This decrease was attributable primarily to higher occupancy costs partially offset by an improvement in the actual merchandise margins.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling expenses increased from $14.7 million for the first quarter of fiscal 2001 to $15.0 million for the first quarter of fiscal 2002, a 2.4% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 2002 decreased to 18.8% compared to 19.2% for the first quarter of fiscal 2001. The primary reason for the improvement in selling expenses as a percentage of net sales is leverage provided by the restructuring of the company's executive compensation plan as well as leverage in advertising expenses.

General and administrative expenses decreased from $2.6 million in the first quarter of fiscal 2001 to $2.5 million in the first quarter of fiscal 2002, a 0.5% decrease. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 2002 decreased from 3.4% in fiscal 2001 to 3.2% in fiscal 2002. The decrease in general and administrative expense, as a percentage of net sales, resulted primarily from leverage provided by restructuring of the company's executive compensation plan.

As a result of the above changes, the Company's income from operations decreased to $5.5 million for the first quarter of fiscal 2002 compared to $5.6 million for the first quarter of fiscal 2001, a 1.3% decrease. Income from operations was 6.9% of net sales in the first quarter of fiscal 2002 compared to 7.3% in the first quarter of fiscal 2001.

For the quarter ended May 4, 2002, other income increased 15.3% from the first quarter of fiscal 2001. Other income increased in the first quarter of fiscal 2002 due to additional interest income.

Income tax expense as a percentage of pre-tax income was 37.2% in the first quarter of fiscal 2002 compared to 37.1% in the first quarter of fiscal 2001.


Liquidity and Capital Resources

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. However, during the first quarter of fiscal 2002, the Company's operating activities provided $9.5 million in net cash flow compared to the first quarter of fiscal 2001, when the Company's operating activities used $8.5 million in net cash flow.

The uses of cash for both thirteen-week periods include payment of annual bonuses accrued at fiscal year end and construction costs for opening new stores and remodeling existing stores. The differences in cash flow for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001 were primarily due to changes in inventory, short-term investments, accounts payable and income taxes payable.

The Company has available an unsecured operating line of credit of $7.5 million and a $10.0 million unsecured line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of May 4, 2002, the

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company had working capital of $182.7 million, including $102.4 million of cash and cash equivalents and short-term investments of $48.8 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2002 and 2001.

During the first quarter of fiscal 2002 and 2001, the Company invested $1.7 million and $2.2 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $.2 million and $.1 million in the first quarters of fiscal 2002 and 2001, respectively, in capital expenditures for the corporate headquarters.

During the remainder of fiscal 2002, the Company anticipates completing approximately 18 additional store construction projects, including approximately nine new stores and approximately nine stores to be remodeled and/or relocated. As of May 4, 2002, five additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2002 will be approximately $19.0 million before any landlord allowances estimated to be $2.9 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.'s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the financial statement date, and the reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to merchandise returns, inventory, bad debts, health care costs and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's certain critical accounting policies are listed below.

1. Merchandise Returns. The Company reserves a liability for estimated merchandise returns at the end of the period. Customer returns could potentially exceed those reserved for, reducing future net sales results.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method and management makes estimates to reserve for obsolescence and markdowns that could effect market value, based on assumptions regarding future demand and market conditions. Such judgments may have a material impact on current and future operating results and financial position.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


3. Bad Debts. The Company books an allowance for doubtful accounts based upon historical data and current trends. Management believes the reserve is adequate; however, customers' ability to pay could deteriorate causing actual losses to exceed those anticipated in the allowance.

4. Health Care Costs. The Company is self-funded for health and dental claims up to $60,000 per individual per plan year. This plan covers eligible employees and management makes estimates at period end to record a reserve for future claims. The number and amount of claims submitted could vary from the amounts reserved, effecting current and future net earnings results.

5. Income Taxes. The Company records a deferred tax asset for future tax benefits for difference between book and tax revenue and expense recognition. If the Company is unable to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in the period such determination was made.


CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company. Based on management's review of the terms and conditions of its contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. In addition, the commercial obligations and commitments made by the Company are customary transactions which are similar to those of other comparable retail companies.

The following tables identify the material obligations and commitments as of May 4, 2002:


---------------------------------------------------------------------------------------------------------------

                                                           Payments Due by Period
---------------------------------------------------------------------------------------------------------------
  Contractual obligations            Total         Less than        1-3 years       4-5 years    After 5
     (dollar amounts in                              1 year                                       years
         thousands)
---------------------------------------------------------------------------------------------------------------
Long term debt                   $         -     $        -      $         -      $       -      $       -
---------------------------------------------------------------------------------------------------------------
Operating leases                 $    184,749    $     27,081    $        49,898  $      41,875  $      65,895
---------------------------------------------------------------------------------------------------------------
Total contractual                $    184,749    $     27,081    $        49,898  $      41,875  $      65,895
obligations
---------------------------------------------------------------------------------------------------------------

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------

                                                          Amount of Commitment Expiration Per Period
---------------------------------------------------------------------------------------------------------------
      Other Commercial          Total Amounts      Less than        1-3 years       4-5 years      After
Commitments (dollar amounts       Committed          1 year                                      5 years
       in thousands)
---------------------------------------------------------------------------------------------------------------
Lines of Credit                 $  7,500          $  7,500          $     -         $       -   $        -
---------------------------------------------------------------------------------------------------------------
Letters of Credit               $ 10,000          $ 10,000          $     -         $       -   $        -
---------------------------------------------------------------------------------------------------------------
Total Commercial Commitments    $ 17,500          $ 17,500          $     -         $       -   $        -
---------------------------------------------------------------------------------------------------------------

Seasonality and Inflation

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1999, 2000, and 2001, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 4, 2002, and May 5, 2001.

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


Item 1.   Legal Proceedings:                                                None

Item 2.   Changes in Securities:                                            None

Item 3.   Defaults Upon Senior Securities:                                  None

Item 4.   Submission of Matters to a Vote of Security Holders:              None
         (a)  None

         (b)  None

         (c)  None

         (d)  None

Item 5.   Other Information:                                                None

Item 6.   Exhibits and Reports on Form 8-K:
         (a)  None

         (b) No reports on Form 8-K were filed by the Company during the quarter ended May 4, 2002.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE BUCKLE, INC.


Dated: June 14, 2002                         /s/ DENNIS H. NELSON
                                             -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated: June 14, 2002                         /s/ KAREN B. RHOADS
                                             -----------------------------------
                                             KAREN B. RHOADS, Vice President
                                             of Finance and CFO