Form 10-Q
period 2002-08-03
BUCKLE INC
filed 2002-08-28
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended AUGUST 3, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of August 23, 2002 was 21,159,328 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                          Pages
                                                                                          -----
                        Part I. Financial Information (unaudited)

Item 1.           Financial Statements                                                      3

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                    9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               14


                           Part II. Other Information

Item 1.           Legal Proceedings                                                        15

Item 2.           Changes in Securities and Use of Proceeds                                15

Item 3.           Defaults Upon Senior Securities                                          15

Item 4.           Submission of Matters to a Vote of Security Holders                      15

Item 5.           Other Information                                                        15

Item 6.           Exhibits and Reports on Form 8-K                                         15

Signatures                                                                                 16


                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)


ASSETS                                               August 3,   February 2,
CURRENT ASSETS                                         2002         2002
                                                     ---------   -----------
Cash and cash equivalents                            $  79,804    $ 101,915
Investments:
  Held-to-maturity                                      55,255       40,368
  Available-for-sale                                       625          951
Accounts receivable, net of
  allowance of $175,000 and $250,000, respectively       1,531        2,021
Inventory                                               83,106       54,297
Prepaid expenses and other assets                        8,316        7,357
                                                     ---------    ---------

              Total current assets                     228,637      206,909

PROPERTY AND EQUIPMENT                                 114,318      111,443
Less accumulated depreciation and amortization          61,382       57,151
                                                     ---------    ---------
                                                        52,936       54,292
OTHER ASSETS                                             3,503        3,456
                                                     ---------    ---------
                                                     $ 285,076      264,657
                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $  28,888    $  11,133
Accrued employee compensation                            5,651       10,755
Accrued store operating expenses                         4,722        4,231
Gift certificates redeemable                             1,747        2,482
Income taxes payable                                       471        1,397
                                                     ---------    ---------

               Total current liabilities                41,479       29,998

DEFERRED COMPENSATION                                      951          957
                                                     ---------    ---------
               Total liabilities                        42,430       30,955

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,157,571 and
  21,115,538 shares, respectively                          212          211
Additional paid-in capital                              19,821       19,320
Retained earnings                                      222,676      214,309
Unearned compensation - restricted stock                   (63)        (126)
Accumulated other comprehensive loss                        --          (12)
                                                     ---------    ---------

               Total stockholders' equity              242,646      233,702
                                                     ---------    ---------

                                                     $ 285,076    $ 264,657
                                                     =========    =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                       Thirteen Weeks Ended  Twenty-six Weeks Ended
                                       --------------------  ----------------------
                                       August 3,  August 4,  August 3,     August 4,
                                         2002       2001       2002          2001
                                       --------   --------   --------      --------
SALES, net of returns and allowances   $ 83,516   $ 78,596   $163,371      $155,035

COST OF SALES (including buying,
  distribution and occupancy costs)      59,706     56,411    116,445       109,997
                                       --------   --------   --------      --------

      Gross profit                       23,810     22,185     46,926        45,038
                                       --------   --------   --------      --------

OPERATING EXPENSES:
Selling                                  15,912     14,732     30,948        29,422
General and administrative                2,527      2,458      5,072         5,015
                                       --------   --------   --------      --------
                                         18,439     17,190     36,020        34,437
                                       --------   --------   --------      --------
      Income from operations              5,371      4,995     10,906        10,601

OTHER INCOME                              1,108      1,342      2,417         2,477
                                       --------   --------   --------      --------
      Income before income taxes          6,479      6,337     13,323        13,078

      Income tax expense                  2,410      2,428      4,956         4,930
                                       --------   --------   --------      --------

NET INCOME                             $  4,069   $  3,909   $  8,367      $  8,148
                                       ========   ========   ========      ========

Per share amounts:
   Basic income per share              $   0.19   $   0.19   $   0.40      $   0.40
                                       ========   ========   ========      ========
   Diluted income per share            $   0.19   $   0.18   $   0.38      $   0.38
                                       ========   ========   ========      ========

   Basic weighted average shares         21,158     20,595     21,152        20,577
   Diluted weighted average shares       21,938     21,509     21,943        21,512


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                          Twenty-six Weeks Ended
                                                                   -------------------------------------
                                                                   August 3, 2002        August 4, 2001
                                                                   --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $   8,367               $   8,148
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                 5,674                   5,636
           Loss on disposal of assets                                     145                     244
           Amortization of unearned compensation-restricted stock          63                      62
           Forfeiture of restricted stock                                --                      (483)
      Changes in operating assets and liabilities
            Accounts receivable                                           490                    (485)
            Inventory                                                 (28,809)                (26,753)
            Prepaid expenses and other assets                            (959)                  2,544
            Accounts payable                                           17,755                  14,036
            Accrued employee compensation                              (5,104)                 (5,952)
            Accrued store operating expenses                              491                      94
            Gift certificates redeemable                                 (735)                   (587)
            Income taxes payable                                         (926)                 (3,705)
            Deferred compensation                                          (6)                    120
                                                                    ---------               ---------
         Net cash flows from operating activities                      (3,554)                 (7,081)
                                                                    ---------               ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                         (18,420)                (10,229)
      Proceeds from maturities of investments                           3,859                   9,751
      Purchase of property and equipment                               (4,463)                 (6,545)
      Change in other assets                                              (35)                    (58)
                                                                    ---------               ---------
         Net cash flows from investing activities                     (19,059)                 (7,081)
                                                                    ---------               ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                         502                   2,024
                                                                    ---------               ---------
          Net cash flows from financing activities                        502                   2,204
                                                                    ---------               ---------

Net decrease in cash and cash equivalents                             (22,111)                (12,138)

Cash and cash equivalents, Beginning of period                        101,915                  69,155
                                                                    ---------               ---------

Cash and cash equivalents, End of period                            $  79,804               $  57,017
                                                                    =========               =========


See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                   (Unaudited)


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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 300 stores located in 37 states throughout the central, northwestern and southern areas of the United States as of August 3, 2002, and 288 stores in 37 states as of August 4, 2001. During the second quarter of fiscal 2002, the Company opened two new stores and substantially renovated four stores. During the second quarter of fiscal 2001, the Company opened nine new stores and substantially renovated four stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:


                           Percentage of Net Sales             Percentage of Net Sales
                            Thirteen Weeks Ended                Twenty-six Weeks Ended
Merchandise Group        Aug. 3, 2002     Aug. 4, 2001      Aug. 3, 2002     Aug. 4, 2001
                         ------------     ------------      ------------     ------------
  Denims                   29.7%             25.5%               30.0%            25.8%
  Slacks/Casual bottoms     2.6%              4.8%                3.1%             5.2%
  Tops (incl. sweaters)    32.4%             34.5%               31.8%            32.9%
  Sportswear/Fashions      10.5%             11.2%               10.5%            11.7%
  Outerwear                 1.3%              0.5%                0.9%             0.6%
  Accessories              11.4%             11.0%               10.7%            10.6%
  Footwear                 11.9%             11.3%               12.6%            12.0%
  Little Guys/Gals          0.2%              1.2%                0.3%             1.1%
  Other                    --                --                    .1%              .1%
                          -----             -----               -----            -----
                          100.0%            100.0%              100.0%           100.0%
                          =====             =====               =====            =====


3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                   (Unaudited)


                                Thirteen Weeks Ended                  Thirteen Weeks Ended
                                   August 3, 2002                        August 4, 2001
                                                     Per Share                               Per Share
                                Income     Shares     Amount           Income       Shares     Amount
                                -------    ------    ---------         --------    --------  ---------
Basic EPS
  Net Income                    $ 4,069    21,158     $  0.19            $ 3,909     20,595   $  0.19

Effect of Dilutive Securities
  Stock Options                    --         780        --                 --          914     (0.01)
                                ------------------------------           -----------------------------

Diluted EPS                     $ 4,069    21,938     $  0.19            $ 3,909     21,509   $  0.18
                                =============================            ============================



                               Twenty-six Weeks Ended                 Twenty-six Weeks Ended
                                  August 3, 2002                         August 4, 2001
                                                     Per Share                               Per Share
                                Income     Shares     Amount          Income    Shares        Amount
                                -------    ------    ---------        ------    ------       ---------
Basic EPS
  Net Income                    $ 8,367    21,152     $  0.40              8,148     20,577     $0.40

Effect of Dilutive Securities
  Stock Options                    --         791       (0.02)              --          935     (0.02)
                                ------------------------------           -----------------------------

Diluted EPS                     $ 8,367    21,943     $ 0.38             $ 8,148     21,512    $0.38
                                =============================            ============================


4. Accounting Pronouncements - In June 2001, the FASB approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company beginning February 2, 2003. The Company does not believe the adoption of SFAS No. 143 will have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                  BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 AND AUGUST 4, 2001
                                   (Unaudited)


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

     In June 2002, the FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant effect on the Company's results of operations or its financial position.

5. Comprehensive Income - Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes.


                                            Thirteen Weeks Ended             Twenty-six Weeks Ended
                                           ----------------------          ---------------------------
                                           August 3,    August 4,          August 3,         August 4,
                                             2002         2001               2002               2001
                                           ---------    ---------          ---------        ---------
Net Income                                 $  4,069     $  3,909           $ 8,367          $  8,148
Unrealized gain (loss) on available
  for sale securities, net of taxes
                                                --          --                  12               (24)
                                           --------     --------           -------          --------

Total Comprehensive Income                 $  4,069     $  3,909           $ 8,379          $  8,124
                                           ========     ========           =======          ========

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended August 3, 2002, and August 4, 2001:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS


                                  Percentage of Net Sales                     Percentage of Net Sales
                                  -----------------------                     -----------------------
                                  Thirteen weeks ended       Percentage       Twenty-six weeks ended       Percentage
                                  August 3,    August 4,     increase          August 3,    August 4,      increase
                                    2002          2001      (decrease)           2002         2001        (decrease)
                                  --------------------------------------      -------------------------------------
Net sales                             100.0%        100.0%         6.3%           100.0%       100.0%          5.4%
Cost of sales (including
 buying, distribution and
 occupancy costs)                      71.5%         71.8%         5.8%            71.3%        70.9%          5.9%
                                      --------------------------------            --------------------------------
Gross profit                           28.5%         28.2%         7.3%            28.7%        29.1%          4.2%
Selling expenses                       19.1%         18.7%         8.0%            18.9%        19.0%          5.2%
General and
  administrative expenses               3.0%          3.1%         2.8%             3.1%         3.2%          1.1%
                                      --------------------------------            --------------------------------
Income from operations                  6.4%          6.4%         7.5%             6.7%         6.9%          2.9%
Other income                            1.4%          1.7%      (17.4)%             1.5%         1.6%        (2.4)%
                                      --------------------------------            --------------------------------
Income before income
   taxes                                7.8%          8.1%         2.2%             8.2%         8.5%          1.9%
Income tax expense                      2.9%          3.1%       (0.7)%             3.1%         3.2%          0.5%
                                      --------------------------------            --------------------------------
Net income                              4.9%          5.0%         4.1%             5.1%         5.3%          2.7%
                                      ================================            ================================


Net sales increased from $78.6 million in the second quarter of fiscal 2001 to $83.5 million in the second quarter of fiscal 2002, a 6.3% increase. Comparable store sales increased from the second quarter of fiscal 2001 to the second quarter of fiscal 2002 by $1.0 million or 1.3%. The comparable store sales increase resulted partially from a 1.6% increase in the average price per piece of merchandise sold compared with the fiscal 2001 second quarter.

Net sales increased from $155.0 million in the first six months of fiscal 2001 to $163.4 million for the first six months of fiscal 2002, a 5.4% increase. Comparable store sales for the twenty-six weeks ended August 3, 2002 compared to the twenty-six weeks ended August 4, 2001 remained unchanged. Sales growth for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 24 stores opened in 2001 and the opening of 5 new stores in the first twenty-six weeks of fiscal 2002. Average sales per square foot decreased 0.7% from $114.06 to $113.25 for the six months ended August 3, 2002.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $1.6 million in the second quarter of fiscal 2002 to $23.8 million, a 7.3% increase. As a percentage of net sales, gross profit increased from 28.2% in the second quarter of fiscal 2001 to 28.5% in the second quarter of fiscal 2002. Gross profit increased $1.9 million for the first twenty-six weeks of fiscal 2002 to $46.9 million, a 4.2% increase. As a percentage of net sales, gross profit in the first six months decreased from 29.1% for fiscal 2001, to 28.7% for fiscal 2002. The primary reason for improvement in gross profit as a percentage of net sales for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 is improvement in actual merchandise margins partially offset by higher occupancy costs. The decrease in gross profit as a percentage of net sales for the six month period of fiscal 2002 compared to the same period of fiscal 2001 was primarily attributable to higher occupancy costs outweighing improvement in the actual merchandise margins.

Selling expense increased from $14.7 million in the second quarter of fiscal 2001 to $15.9 million for the second quarter of fiscal 2002, an 8.0% increase. Selling expenses as a percentage of net sales increased from 18.7% for the second quarter of fiscal 2001 to 19.1% for the second quarter of fiscal 2002. Year-to-date selling expense rose 5.2% from $29.4 million through the first half of fiscal 2001 to $30.9 million for the first half of fiscal 2002. As a percentage of net sales, selling expense in the first six months decreased from 19.0% for fiscal 2001, to 18.9% for fiscal 2002. For the second quarter of fiscal 2002 compared to the same period a year ago, selling expense increased as a percentage of net sales primarily due to higher payroll expenses. The primary reason for the improvement in year-to-date selling expense as a percentage of net sales is improvement in various expense categories for the first six months, plus a slight decrease in payroll expense for the first three months of the fiscal year, partially offset by higher payroll expense in the second three-month period of fiscal 2002 compared to the same time period a year ago.

General and administrative expenses remained at $2.5 million in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001 due to rounding, with actual dollars being up 2.8%. As a percentage of net sales, general and administrative expenses decreased from 3.1% for the second quarter of fiscal 2001 to 3.0% for the second quarter of fiscal 2002. For the first half of fiscal 2002, general and administrative expense rose 1.1% from $5.0 million for the six months ended August 4, 2001, to $5.1 million for the six months ended August 3, 2002. As a percentage of net sales, general and administrative expense decreased to 3.1% for the first half of fiscal 2002 compared to 3.2% for the first half of fiscal 2001. Decreases in general and administrative expenses, as a percentage of net sales, for both the three and six month periods of fiscal 2002 compared to the same periods of fiscal 2001 resulted primarily from consistent results in many expense categories with slight improvements in some expense categories.

As a result of the above changes, the Company's income from operations increased $0.4 million to $5.4 million for the second quarter of fiscal 2002 compared to $5.0 million for the second quarter of fiscal 2001, a 7.5% increase. Income from operations was 6.4% of net sales in both the second quarter of fiscal 2002 and 2001. Income from operations, year-to-date through August 3, 2002, was $10.9 million, a $0.3 million increase from the first half of the prior year. Income from operations was 6.7% of net sales for the first six months of fiscal 2002 compared to 6.9% for the first six months of fiscal 2001.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the quarter ended August 3, 2002, other income decreased $0.2 million. For the six months ended August 3, 2002, other income decreased $0.1 million. Other income decreased in the both the three and six-month periods of fiscal 2002 compared to the same periods of fiscal 2001 due to income in the prior year received from state tax incentive programs.

Income tax expense as a percentage of pre-tax income was 37.2% in both the second quarter and first half of fiscal 2002 compared to 38.3% and 37.7% in the second quarter and first half of fiscal 2001.

Liquidity and Capital Resources

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 2002 and 2001, the Company's cash flow used by operating activities was $3.6 and $7.1 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first half of fiscal 2002 compared to the first half of fiscal 2001 were primarily due to changes in inventory, prepaid expenses and other assets, accounts payable, investments, property and equipment, and income taxes payable.

The Company has available an unsecured operating line of credit of $7.5 million and a $10.0 million unsecured line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of August 3, 2002, the Company had working capital of $187.2 million, including $79.8 million of cash and cash equivalents and investments of $55.9 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2002 or fiscal 2001.

During the first half of fiscal 2002 and 2001 the Company invested $4.1 million and $6.2 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.4 million and $0.3 million in the first half of fiscal 2002 and 2001, respectively, in capital expenditures for the corporate headquarters and distribution center.

During the remainder of fiscal 2002, the Company anticipates completing approximately nine additional store construction projects, including approximately six new stores and approximately three stores to be remodeled and/or relocated. As of August 3, 2002, nine additional lease contracts have been signed, and additional leases are in various stages of negotiation.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management now estimates that total capital expenditures during fiscal 2002 will be approximately $23.0 million before any landlord allowances, estimated to be at approximately $2.9 million. Projected capital expenditures include the Company's plan to replace one of its corporate airplanes during the second half of fiscal 2002. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.'s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to merchandise returns, inventory, bad debts, health care costs and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's certain critical accounting policies are listed below.

1. Merchandise Returns. The Company establishes a liability for estimated merchandise returns at the end of the period. Customer returns could potentially exceed those reserved for, reducing future net sales results.
2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method and management makes estimates to reserve for obsolescence and markdowns that could effect market value, based on assumptions regarding future demand and market conditions. Such judgments may have a material impact on current and future operating results and financial position.
3. Bad Debts. The Company books an allowance for doubtful accounts based upon historical data and current trends. Management believes the reserve is adequate; however, customers' ability to pay could deteriorate causing actual losses to exceed those anticipated in the allowance.
4. Health Care Costs. The Company is self-funded for health and dental claims up to $60,000 per individual per plan year. This plan covers eligible employees and management makes estimates at period end to record a reserve for future claims. The number and amount of claims submitted could vary from the amounts reserved, effecting current and future net earnings results.
5. Income Taxes. The Company records a deferred tax asset for future tax benefits for difference between book and tax revenue and expense recognition. If the Company is unable to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in the period such determination was made.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company. Based on management's review of the terms and conditions of its contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations. In addition, the commercial obligations and commitments made by the Company are customary transactions, which are similar to those of other comparable retail companies.

The following tables identify the material obligations and commitments as of August 3, 2002:

--------------------------------------------------------------------------------------------------

                                                             Payments Due by Period
--------------------------------------------------------------------------------------------------

  Contractual obligations         Total     Less than    1-3 years     4-5 years   After 5 years
     (dollar amounts in                      1 year
         thousands)
--------------------------------------------------------------------------------------------------

Long term debt                  $   --     $   --        $   --       $   --       $   --
--------------------------------------------------------------------------------------------------

Operating leases                $190,196   $ 27,322      $ 50,964     $ 42,942     $ 68,968
--------------------------------------------------------------------------------------------------

Total contractual obligations   $190,196   $ 27,322      $ 50,964     $ 42,942     $ 68,968
--------------------------------------------------------------------------------------------------





-----------------------------------------------------------------------------------------------------

                                                     Amount of Commitment Expiration Per Period
-----------------------------------------------------------------------------------------------------

     Other Commercial          Total Amounts    Less than      1-3 years    4-5 years   After 5 years
Commitments (dollar amounts     Committed        1 year
       in thousands)
----------------------------------------------------------------------------------------------------
Lines of Credit                  $      7,500      $   7,500    $   --        $    --        $  --

Letters of Credit                $     10,000      $  10,000    $   --        $    --        $  --

Total Commercial Commitments     $     17,500      $  17,500    $   --        $    --        $  --
----------------------------------------------------------------------------------------------------

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1999, 2000, and 2001, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended August 3, 2002, and August 4, 2001.

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


Item 1.   Legal Proceedings:                                  None

Item 2.   Changes in Securities and Use of Proceeds:          None

Item 3.   Defaults Upon Senior Securities:                    None

Item 4.   Submission of Matters to a Vote of Security Holders:

          (a)  May 30, 2002, Annual Meeting
          (b)  Board of Directors:
                    Daniel J. Hirschfeld             Robert E. Campbell
                    Dennis H. Nelson                 William D. Orr
                    Karen B. Rhoads                  Ralph M. Tysdal
                    Bill L. Fairfield                Bruce L. Hoberman
                    James E. Shada                   David A. Roehr


                                                                NUMBER OF SHARES*
                                                                ----------------
                                                              For         Against       Abstain   Del N-Vote
                                                              ---         -------       -------   ----------
          (c)  1.  Election of Board of Directors:
                    Daniel J. Hirschfeld                   20,507,109         0          32,283
                    Dennis H. Nelson                       20,032,861         0         506,531
                    Karen B. Rhoads                        20,005,651         0         533,741
                    James E. Shada                         20,005,651         0         533,741
                    Bill L. Fairfield                      20,441,949         0          97,443
                    Robert E. Campbell                     20,442,173         0          97,219
                    William D. Orr                         20,438,649         0         100,743
                    Ralph M. Tysdal                        20,442,113         0          97,279
                    Bruce L. Hoberman                      20,504,213         0          35,179
                    David A. Roehr                         20,504,373         0          35,019
               2.  Appoint Deloitte & Touche LLP
                   as independent auditors.                20,376,982      162,410        9,100
               3.  Approve Company's 2002
                   Management Incentive Program            17,103,621      555,470       709,104   2,171,197
               4.  Approve Amendment to Company's
                   1993 Director Stock Option Plan         18,660,803    1,173,212      705,377
                   *includes only shares represented in person or by proxy at the annual meeting

          (d)  None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits 99.1 and 99.2 Certifications Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended August 3, 2002.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE BUCKLE, INC.


Dated:    August 28, 2002                 /s/   DENNIS H. NELSON
       --------------------               --------------------------------------
                                          DENNIS H. NELSON, President
                                          and CEO



Dated:    August 28, 2002                 /s/   KAREN B. RHOADS
       --------------------               --------------------------------------
                                          KAREN B. RHOADS, Vice President of
                                          Finance and CFO