Form 10-Q
period 2002-11-02
BUCKLE INC
filed 2002-12-17
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended NOVEMBER 2, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of December 3, 2002 was 21,041,935 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                  Pages
                                                                                                  -----
                                  Part I. Financial Information (unaudited)

Item 1.           Financial Statements                                                               3

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                             9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                        14

Item 4            Controls and Procedures                                                           14


                                         Part II. Other Information

Item 1.           Legal Proceedings                                                                 15

Item 2.           Changes in Securities and Use of Proceeds                                         15

Item 3.           Defaults Upon Senior Securities                                                   15

Item 4.           Submission of Matters to a Vote of Security Holders                               15

Item 5.           Other Information                                                                 15

Item 6.           Exhibits and Reports on Form 8-K                                                  15

Signatures                                                                                          16

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

ASSETS
------                                                  November 2,      February 2,
CURRENT ASSETS                                             2002             2002
                                                        -----------      -----------
Cash and cash equivalents                                $  63,036        $ 101,915
Investments:
  Held-to-maturity                                          61,413           40,368
  Available-for-sale                                           625              951
Accounts receivable, net of
  allowance of $175,000 and $250,000, respectively           1,643            2,021
Inventory                                                   86,105           54,297
Prepaid expenses and other assets                            8,288            7,357
                                                         ---------        ---------
              Total current assets                         221,110          206,909
                                                         ---------        ---------

PROPERTY AND EQUIPMENT                                     126,458          111,443
Less accumulated depreciation and amortization              63,074           57,151
                                                         ---------        ---------
                                                            63,384           54,292
                                                         ---------        ---------
OTHER ASSETS                                                 3,440            3,456
                                                         ---------        ---------
                                                         $ 287,934        $ 264,657
                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $  16,790        $  11,133
Accrued employee compensation                                7,076           10,755
Accrued store operating expenses                             5,047            4,231
Gift certificates redeemable                                 1,738            2,482
Income taxes payable                                         4,348            1,397
                                                         ---------        ---------
               Total current liabilities                    34,999           29,998

DEFERRED COMPENSATION                                          945              957
                                                         ---------        ---------
               Total liabilities                            35,944           30,955
                                                         ---------        ---------

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,041,628 and
  21,115,538 shares, respectively                              210              211
Additional paid-in capital                                  17,871           19,320
Retained earnings                                          233,940          214,309
Unearned compensation - restricted stock                       (31)            (126)
Accumulated other comprehensive loss                             -              (12)
                                                         ---------        ---------
               Total stockholders' equity                  251,990          233,702
                                                         ---------        ---------
                                                         $ 287,934        $ 264,657
                                                         =========        =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                        Thirteen Weeks Ended                     Thirty-nine Weeks Ended
                                                        --------------------                     -----------------------
                                                 November 2,          November 3,           November 2,           November 3,
                                                    2002                 2001                  2002                  2001
                                                 ----------           -----------           -----------           -----------
SALES, net of returns and allowances              $114,436              $111,142              $277,807              $266,177

COST OF SALES (including buying,
  distribution and occupancy costs)                 74,198                72,412               190,643               182,409
                                                  --------              --------              --------              --------

      Gross profit                                  40,238                38,730                87,164                83,768
                                                  --------              --------              --------              --------

OPERATING EXPENSES:
Selling                                             20,526                18,932                51,474                48,354
General and administrative                           2,518                 3,051                 7,590                 8,066
                                                  --------              --------              --------              --------
                                                    23,044                21,983                59,064                56,420
                                                  --------              --------              --------              --------

      Income from operations                        17,194                16,747                28,100                27,348

OTHER INCOME                                           770                   775                 3,187                 3,252
                                                  --------              --------              --------              --------
      Income before income taxes                    17,964                17,522                31,287                30,600

      Income tax expense                             6,700                 6,501                11,656                11,431
                                                  --------              --------              --------              --------

NET INCOME                                        $ 11,264              $ 11,021              $ 19,631              $ 19,169
                                                  ========              ========              ========              ========

Per share amounts:
   Basic income per share                         $   0.53              $   0.53              $   0.93              $   0.93
                                                  ========              ========              ========              ========
   Diluted income per share                       $   0.52              $   0.51              $   0.90              $   0.89
                                                  ========              ========              ========              ========

Basic weighted average shares                       21,127                20,740                21,144                20,635
Diluted weighted average shares                     21,738                21,537                21,874                21,524

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                           Thirty-nine Weeks Ended
                                                                           -----------------------
                                                                        November 2,       November 3,
                                                                           2002              2001
                                                                        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                         $  19,631         $  19,169
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                      8,762             8,748
           (Gain) loss on disposal of assets                                  (187)              266
           Amortization of unearned compensation-restricted stock               95                93
           Forfeiture of restricted stock                                        -
                                                                                                (483)
      Changes in operating assets and liabilities
            Accounts receivable                                                378            (2,924)
            Inventory                                                      (31,808)          (25,116)
            Prepaid expenses and other assets                                 (931)            2,671
            Accounts payable                                                 5,657             3,931
            Accrued employee compensation                                   (3,679)           (3,899)
            Accrued store operating expenses                                   816               297
            Gift certificates redeemable                                      (744)             (592)
            Income taxes payable                                             2,951              (481)
            Deferred compensation                                              (12)               38
                                                                         ---------         ---------
         Net cash flows from operating activities                              929             1,718
                                                                         ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                              (32,534)          (12,546)
      Proceeds from maturities of investments                               11,815            14,448
      Purchase of property and equipment                                   (17,667)           (9,362)
      Change in other assets                                                    28               (82)
                                                                         ---------         ---------
         Net cash flows from investing activities                          (38,358)           (7,542)
                                                                         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Purchases of common stock                                             (1,986)           (1,281)
      Proceeds from the exercise of stock options                              536             2,623
                                                                         ---------         ---------
          Net cash flows from financing activities                          (1,450)            1,342
                                                                         ---------         ---------

Net decrease in cash and cash equivalents                                  (38,879)           (4,482)

Cash and cash equivalents, Beginning of period                             101,915            69,155
                                                                         ---------         ---------

Cash and cash equivalents, End of period                                 $  63,036         $  64,673
                                                                         =========         =========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
                                   (Unaudited)

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 305 stores located in 37 states throughout the central, northwestern and southern areas of the United States as of November 2, 2002, and 298 stores in 37 states as of November 3, 2001. During the third quarter of fiscal 2002, the Company opened five new stores. During the third quarter of fiscal 2001, the Company opened ten new stores and substantially renovated one store.

      The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                Percentage of Net Sales    Percentage of Net Sales
                                 Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                 --------------------      -----------------------
Merchandise Group             Nov. 2, 2002  Nov. 3, 2001  Nov. 2, 2002  Nov. 3, 2001
                              ------------  ------------  ------------  ------------
    Denims                        35.6%         31.5%         32.3%         28.2%
    Slacks/Casual bottoms          4.0%          5.6%          3.5%          5.4%
    Tops (incl. sweaters)         31.9%         34.0%         31.9%         33.3%
    Sportswear/Fashions            1.3%          1.9%          6.7%          7.5%
    Outerwear                      6.1%          4.6%          3.0%          2.2%
    Accessories                   10.4%          9.3%         10.6%         10.1%
    Footwear                      10.6%         11.9%         11.8%         12.0%
    Little Guys/Gals                .1%          1.1%           .2%          1.2%
    Other                            -            .1%            -            .1%
                                 ------        ------        ------        ------
                                 100.0%        100.0%        100.0%        100.0%
                                 ======        ======        ======        ======

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
                                   (Unaudited)


                                 Thirteen Weeks Ended                        Thirteen Weeks Ended
                                   November 2, 2002                            November 3, 2001
                                                      Per Share                                  Per Share
                           Income         Shares       Amount         Income          Shares       Amount
                          --------------------------------------     --------------------------------------
Basic EPS
  Net Income              $11,264         21,127       $ 0.53         $11,021         20,740       $ 0.53

Effect of Dilutive
Securities
  Stock Options                 -            611       (0.01)               -            797       (0.02)
                          -------        -------       ------         -------        -------       ------

Diluted EPS               $11,264         21,738       $ 0.52         $11,021         21,537       $ 0.51
                          =======        =======       ======         =======        =======       ======
                                Thirty-nine Weeks Ended                    Thirty-nine Weeks Ended
                                   November 2, 2002                            November 1, 2001
                                                      Per Share                                  Per Share
                           Income         Shares       Amount         Income          Shares       Amount
                          --------------------------------------     --------------------------------------
Basic EPS
  Net Income              $19,631         21,144       $ 0.93         $19,169         20,635       $ 0.93

Effect of Dilutive
Securities
  Stock Options                 -            730       (0.03)              -            889        (0.04)
                          -------        -------       ------         -------        -------       ------

Diluted EPS               $19,631         21,874       $ 0.90         $19,169         21,524       $ 0.89
                          =======        =======       ======         =======        =======       ======

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

                                  BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 2, 2002 AND NOVEMBER 3, 2001
                                   (Unaudited)


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

5. Comprehensive Income - Unrealized gain and loss on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes.


                                             Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                             --------------------          -----------------------
                                          November 2,     November 3,    November 2,     November 3,
                                             2002            2001           2002            2001
                                          -----------     -----------    -----------     -----------
Net Income                                 $ 11,264        $ 11,021        $ 19,631        $ 19,169
Unrealized gain (loss) on available
  for sale securities, net of taxes               -              14               -             (10)
                                           --------        --------        --------        --------

Total Comprehensive Income                 $ 11,264        $ 11,035        $ 19,631        $ 19,159
                                           ========        ========        ========        ========

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended November 2, 2002, and November 3, 2001:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                        Percentage of Net Sales                   Percentage of Net Sales
                                        -----------------------                   -----------------------
                                    Thirteen weeks ended Percentage         Thirty-nine weeks ended Percentage
                                   Nov. 2,      Nov. 3,    increase          Nov. 2,     Nov. 3,     increase
                                    2002         2001     (decrease)          2002        2001      (decrease)
                                ------------ ----------- -------------     ----------- ----------- ------------
Net sales                            100.0%      100.0%          3.0%          100.0%      100.0%         4.4%
Cost of sales (including
 buying, distribution and
 occupancy costs)                     64.8%       65.2%          2.5%           68.6%       68.5%         4.5%
                                ------------ ----------- -------------     ----------- ----------- ------------
Gross profit                          35.2%       34.8%          3.9%           31.4%       31.5%         4.1%
Selling expenses                      18.0%       17.0%          8.4%           18.5%       18.2%         6.5%
General and
  administrative expenses              2.2%        2.7%       (17.5)%            2.7%        3.0%       (5.9)%
                                ------------ ----------- -------------     ----------- ----------- ------------
Income from operations                15.0%       15.1%          2.7%           10.2%       10.3%         2.7%
Other income                            .7%         .7%         (.6)%            1.1%        1.2%       (2.0)%
                                ------------ ----------- -------------     ----------- ----------- ------------
Income before income
   taxes                              15.7%       15.8%          2.5%           11.3%       11.5%         2.2%
Income tax expense                     5.9%        5.9%          3.1%            4.2%        4.3%         2.0%
                                ------------ ----------- -------------     ----------- ----------- ------------
Net income                             9.8%        9.9%          2.2%            7.1%        7.2%         2.4%
                                ============ =========== =============     =========== =========== ============

Net sales increased from $111.1 million in the third quarter of fiscal 2001 to $114.4 million in the third quarter of fiscal 2002, a 3.0% increase. Comparable store sales decreased from the third quarter of fiscal 2001 to the third quarter of fiscal 2002 by $0.6 million or 0.5%. The comparable store sales decrease resulted partially from a 0.7% decrease in the average price per piece of merchandise sold compared with the fiscal 2001 third quarter.

Net sales increased from $266.2 million in the first nine months of fiscal 2001 to $277.8 million for the first nine months of fiscal 2002, a 4.4% increase. Comparable store sales for the thirty-nine weeks ended November 2, 2002 compared to the thirty-nine weeks ended November 3, 2001 decreased by $0.5 million or 0.2%. Sales growth for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 24 stores opened in 2001 and the opening of 10 new stores in the first thirty-nine weeks of fiscal 2002. Average sales per square foot decreased 1.0% from $192.98 to $190.98 for the nine months ended November 2, 2002.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $1.5 million in the third quarter of fiscal 2002 to $40.2 million, a 3.9% increase. As a percentage of net sales, gross profit increased from 34.8% in the third quarter of fiscal 2001 to 35.2% in the third quarter of fiscal 2002. Gross profit increased $3.4 million for the first thirty-nine weeks of fiscal 2002 to $87.2 million, a 4.1% increase. As a percentage of net sales, gross profit in the first nine months decreased from 31.5% for fiscal 2001, to 31.4% for fiscal 2002. The primary reason for improvement in gross profit as a percentage of net sales for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 is improvement in actual merchandise margins partially offset by higher occupancy and distribution costs. The decrease in gross profit as a percentage of net sales for the nine month period of fiscal 2002 compared to the same period of fiscal 2001 was primarily attributable to higher occupancy costs outweighing improvement in the actual merchandise margins.

Selling expense increased from $18.9 million in the third quarter of fiscal 2001 to $20.5 million for the third quarter of fiscal 2002, an 8.4% increase. Selling expenses as a percentage of net sales increased from 17.0% for the third quarter of fiscal 2001 to 18.0% for the third quarter of fiscal 2002. Year-to-date selling expense rose 6.5% from $48.4 million through the first nine months of fiscal 2001 to $51.5 million for the first nine months of fiscal 2002. As a percentage of net sales, selling expense in the first nine months increased from 18.2% for fiscal 2001, to 18.5% for fiscal 2002. The increase in selling expense, as a percentage of net sales, for both the three and nine month periods of fiscal 2002 compared to the same periods of fiscal 2001 resulted primarily from higher advertising costs as well as increased payroll and travel expenses.

General and administrative expenses decreased from $3.1 million for the third quarter of fiscal 2001 to $2.5 million for the third quarter of fiscal 2002, a 17.5% decrease. As a percentage of net sales, general and administrative expenses decreased from 2.7% for the third quarter of fiscal 2001 to 2.2% for the third quarter of fiscal 2002. For the first nine months of fiscal 2002, general and administrative expense fell 5.9% from $8.1 million for the nine months ended November 3, 2001, to $7.6 million for the nine months ended November 2, 2002. As a percentage of net sales, general and administrative expense decreased to 2.7% for the first nine months of fiscal 2002 compared to 3.0% for the first nine months of fiscal 2001. Decreases in general and administrative expenses, as a percentage of net sales, for the three and nine month periods of fiscal 2002 compared to the same periods of fiscal 2001 resulted primarily from a gain on sale of assets plus slight decreases in bonus accrual and general supplies expense.

As a result of the above changes, the Company's income from operations increased to $17.2 million for the third quarter of fiscal 2002 compared to $16.7 million for the third quarter of fiscal 2001, a 2.7% increase. Income from operations as a percentage of net sales was 15.0% for the third quarter of fiscal 2002 compared to 15.1% for the third quarter of fiscal 2001. Income from operations, year-to-date through November 2, 2002, was $28.1 million, a $0.8 million increase from the first nine months of the prior year. Income from operations was 10.2% of net sales for the first nine months of fiscal 2002 compared to 10.3% for the first nine months of fiscal 2001.

For the quarter ended November 2, 2002, other income remained unchanged at $0.8 million. For the nine months ended November 2, 2002, other income decreased $0.1 million. Other income decreased in the nine month period of fiscal 2002 compared to the same period of fiscal 2001 due to a decrease in income received from state tax incentive programs, partially offset by an increase in interest income.

Income tax expense as a percentage of pre-tax income was 37.3% in both the third quarter and first nine months of fiscal 2002 compared to 37.1% and 37.4% in the third quarter and first nine months of fiscal 2001, respectively.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2002 and 2001, the Company's cash flow provided by operating activities was $0.9 million and $1.7 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first three quarters of fiscal 2002 compared to the first three quarters of fiscal 2001 were primarily due to increases in inventory, prepaid expenses, short-term investments and property and equipment.

The Company has available an unsecured operating line of credit of $7.5 million and a $10.0 million unsecured line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of November 2, 2002, the Company had working capital of $186.1 million, including $63.0 million of cash and cash equivalents and investments of $62.0 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2002 or fiscal 2001.

During the first nine months of fiscal 2002 and 2001 the Company invested $8.1 million and $8.8 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.5 million and $0.6 million in the first nine months of fiscal 2002 and 2001, respectively, in capital expenditures for the corporate headquarters and distribution center. In the third quarter of fiscal 2002, the Company purchased a corporate aircraft and sold its Citation III aircraft at a net additional cost of $9.1 million.

During the remainder of fiscal 2002, the Company anticipates completing approximately four additional store construction projects, including approximately one new store and approximately three stores to be remodeled and/or relocated. As of November 2, 2002, five additional lease contracts have been signed, and additional leases are in various stages of negotiation.

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

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company. Based on management's review of the terms and conditions of its contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company's financial condition or results of operations or cash flows. In addition, the commercial obligations and commitments made by the Company are customary transactions, which are similar to those of other comparable retail companies.

The following tables identify the material obligations and commitments as of November 2, 2002:

-----------------------------------------------------------------------------------------------------------
                                                         Payments Due by Period
-----------------------------------------------------------------------------------------------------------

  Contractual obligations        Total          Less than    1-3 years      4-5 years     After 5 years
     (dollar amounts in                           1 year
         thousands)
-----------------------------------------------------------------------------------------------------------
Long term debt                $         -      $        -    $        -     $        -    $          -
-----------------------------------------------------------------------------------------------------------

Operating leases              $   198,888      $   27,403    $   52,589     $   44,660    $     74,236
-----------------------------------------------------------------------------------------------------------

Total contractual             $   198,888      $   27,403    $   52,589     $   44,660    $     74,236
obligations
-----------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------

                                                        Amount of Commitment Expiration Per Period
-----------------------------------------------------------------------------------------------------------

      Other Commercial       Total Amounts     Less than     1-3 years      4-5 years     After 5 years
Commitments (dollar amounts    Committed        1 year
       in thousands)
-----------------------------------------------------------------------------------------------------------
Lines of credit               $     7,500      $   7,500     $        -     $        -    $          -
-----------------------------------------------------------------------------------------------------------

Letters of credit             $    10,000      $   10,000    $        -     $        -    $          -
-----------------------------------------------------------------------------------------------------------

Total commercial commitments  $    17,500      $   17,500    $        -     $        -    $          -
-----------------------------------------------------------------------------------------------------------

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 1999, 2000, and 2001, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended November 2, 2002, and November 3, 2001.

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

ITEM 4.  CONTROLS AND PROCEDURES

Internal controls are procedures, effected by a company's board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations. Disclosure controls and procedures are internal controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As reported in the "Certifications" Section of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures as of November 2, 2002, concluding that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the November 2, 2002 evaluation.

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

Item 4.   Submission of Matters to a Vote of Security Holders:         None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:

         (a)      Exhibits 99.1 and 99.2 Certifications Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended November 2, 2002.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                THE BUCKLE, INC.


Dated:   December 17, 2002                   /s/ DENNIS H. NELSON
       ---------------------                 -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated:   December 17, 2002                   /s/ KAREN B. RHOADS
       ---------------------                 -----------------------------------
                                             KAREN B. RHOADS, Vice President
                                             of Finance and CFO

                                 CERTIFICATIONS

         I, Dennis H. Nelson, certify that:

         1. I have reviewed this quarterly report of The Buckle, Inc. on Form 10-Q for the quarterly period ended November 2, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 17, 2002             /s/ DENNIS H. NELSON
                                    --------------------------------------------
                                    Dennis H. Nelson
                                    Chief Executive Officer

I, Karen B. Rhoads, certify that:

         1. I have reviewed this quarterly report of The Buckle, Inc. on Form 10-Q for the quarterly period ended November 2, 2002;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 17, 2002             /s/ KAREN B. RHOADS
                                    --------------------------------------------
                                    Karen B. Rhoads
                                    Chief Financial Officer