Form 10-K
period 2003-02-01
BUCKLE INC
filed 2003-04-21
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended FEBRUARY 1, 2003

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

Indicate whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $134,291,916.00 on March 24, 2003. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 7,460,662 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 24, 2003, was 21,057,734.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 26, 2003 for Registrant's 2003 Annual Meeting of Shareholders to be held May 29, 2003 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K
                                FEBRUARY 1, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

Item 1.  Business                                                             3

Item 2.  Properties                                                          11

Item 3.  Legal Proceedings                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders                 11


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related                   11
                  Shareholder Matters

Item 6.  Selected Financial Data                                             12

Item 7.  Management's Discussion and Analysis of Financial                   12
                  Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         12

Item 8.  Financial Statements and Supplementary Data                         12

Item 9.  Changes In and Disagreements With Accountants on                    12
                  Accounting and Financial Disclosure


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 12

Item 11.  Executive Compensation                                             12

Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management                                                 13

Item 13.  Certain Relationships and Related Transactions                     13

Item 14.  Controls and Procedures                                            13


                                     PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports              13
                  on Form 8-K

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of February 1, 2003, the Company operated 304 retail stores in 37 states throughout the central United States, as well as in the northwest, southeast and southwestern states under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free alterations, free gift-wrapping, easy layaways and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 104 stores at the start of 1993 to 304 stores by the close of fiscal 2002. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2002 refer to the 52-week period ended February 1, 2003. Fiscal 2001 refers to the 52-week period ended February 2, 2002 and fiscal 2000 refers to the 53-week period ended February 3, 2001.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name merchandise and providing a broad range of value-added services. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12-to 24-year old. The merchandise mix includes denims, slacks/casual bottoms, tops, sweaters, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (32.8% of fiscal 2002 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (32.0% of fiscal 2002 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.


                                                                                 Percentage of Net Sales
                                                                                 -----------------------
         Merchandise Group                                                 Fiscal        Fiscal       Fiscal
         -----------------                                                  2002          2001         2000
                                                                            ----          ----         ----
         Denims                                                            32.8%        28.8%         26.6%
         Slacks/Casual Bottoms                                              3.7          5.0           5.4
         Tops (including sweaters)                                         32.0         33.5          32.2
         Sportswear/Fashion Clothes                                         4.8          5.7           6.5
         Outerwear                                                          3.7          2.9           3.3
         Accessories                                                       11.3         11.0           9.1
         Footwear                                                          11.4         11.8          14.4
         Little Guys/Gals                                                   0.1          1.0           2.2
         Other                                                              0.2          0.3           0.3
                                                                          -----        -----         -----
                                       Total                              100.0%       100.0%        100.0%
                                                                          ======       ======        ======

Brand name merchandise constitutes nearly 90% of the Company's sales volume. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Silver, Fossil, Billabong, Ecko, Quiksilver and Roxy. The Company believes brand name merchandise will continue to constitute a substantial majority of sales.

Management believes the Company provides a unique store setting by maintaining a high level of customer service and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and, in order to fulfill this mission, we must provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card and a special order system which allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately five to six percent of net sales have been made on a layaway basis.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store. This allows individual store inventories to be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh, new look in its stores, the Company ships new merchandise daily to most stores, including varying styles and colors that differ from prior merchandise. The Company also has a transfer program that shifts specific merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in-stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes the reduced markdowns justify the incremental costs of distribution associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

During fiscal 2002, the Company unveiled a totally new store design and corporate logo. The company worked with a national design firm to review architectural elements, including all wall systems, lighting, finishes and fixtures. The new design has been very positively received by guests, landlords and management. The last prior update to the store look was in fiscal 1997. New materials include: wood flooring, enhanced graphic elements, corrugated metals and Icon brand elements. Accessory and shoe fixtures were developed and rolled out to all stores in fiscal 2002. The Company opened the first new prototype stores in the summer of 2002 with all subsequent remodels and new stores featuring the new design. At the end of fiscal 2002, a total of 15 stores had the new look - eight new stores and seven remodeled locations.

The basic overall store architectural design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop and create a strong visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate.

                            MARKETING AND ADVERTISING

In fiscal 2002, the Company spent $4.4 million (net co-op reimbursements) or 1.1% of net sales on advertising, promotions and in-store point of sale materials. In-store seasonal sign kits, promotional signage, image brochures and catalogs are used to enhance merchandising presentations and the stores' image. Promotions such as sweepstakes, gift with purchase offers and special events are designed to create a unique shopping experience for Buckle guests. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. The Buckle partners with key vendors on magazine opportunities and special promotions to extend its marketing reach. Radio advertising continues as a media source used to support special events and promotions such as sweepstakes, grand openings and end-of-season sales in approximately 75% of the Company's markets.

In 2002, along with the new store concept, the Company rolled out a new logo to create a stronger brand identity for the Buckle. The new logo includes a B-Icon element and signature red color. All marketing materials and supplies were redesigned to translate the new brand identity throughout the Company including the retail stores, online and corporate communication.

The Company offers programs to strengthen relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as coupons and other special targeted mailings. In 2002, the Buckle introduced B-Rewards, an exclusive rewards program for Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards merchandise certificates at the end of each Rewards program inviting them back into the store at the start of the next season. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

The Company publishes a corporate web site at www.buckle.com. The Company's web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative and brand building environment where visitors can get the latest Buckle fashion information with special features including an online denim guide, "look" suggestions and style boutiques. The Company has an opt-in online database and sends periodic and targeted e-mail campaigns to notify members of the latest store promotions and product offerings. Online guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the latest Buckle financial news. The Buckle Online Store was launched April 26, 1999 as a marketing tool, to extend the Company's brand beyond the physical locations. Offering a growing selection of the merchandise inventory online, the Company presents the online store as a "taste test" in new markets as well as a cross-channel tool in existing markets.

                                STORE OPERATIONS

The Company has an Executive Vice President of Sales, a Vice President of Sales, 15 district managers and 61 area managers. Ten of the district managers and all of the area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel. Along with sharing career opportunities with Buckle employees, the Company recruits interns and management trainees from college campuses. A majority of the Company's store managers, all of its Area and District managers and most of its upper level management are former salespeople, including the President and CEO, Dennis H. Nelson and Chairman, Daniel J. Hirschfeld. Recognizing talent and promoting managers from within allows the Company to build a strong foundation for management.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in approximately 99% of the Company's stores as well as surveillance camera systems in approximately 71% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales for fiscal 2002, 0.7% of net sales for fiscal 2001 and 0.6% for fiscal year 2000.

The average store is approximately 4,800 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has a very experienced buying team. The buying team includes the President, the Vice President of Women's Merchandising, one women's merchandiser, seven women's buyers, and three men's merchandisers and two men's buyers. The top five members of this buying team combined, have 110 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

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

In fiscal 2002, Lucky Brand Dungarees made up 25.0% of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Other current significant vendors include Fossil, Silver, Billabong, Ecko, Quiksilver and Roxy. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer interest. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, Nebraska. Merchandise is received daily in Kearney where it is sorted, tagged with bar-coded tickets (unless the vendor UPC code can be used or the merchandise is pre-ticketed), and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt. This system allows stores to receive new merchandise almost every day, creating excitement within each store and providing customers with a good reason to shop often. When available, the Company uses merchandise "pre-packs" to expedite the movement of product through the distribution center.

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

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2003, the Company operated 307 stores in 37 states, including 3 stores opened in fiscal 2003. The existing stores are in 4 downtown locations, 11 strip centers, 5 lifestyle centers and 287 shopping malls. The Company anticipates opening approximately 12 additional new stores in fiscal 2003. All new stores for fiscal 2003 are expected to be located in higher traffic shopping malls except for one which is expected to be located in a lifestyle center. The following table lists the location of existing stores as of April 1, 2003.


                                                         Location of Stores
                                                         ------------------

         State                            Number of Stores            State                          Number of Stores
         -----                            ----------------            -----                          ----------------
         Alabama                                 4                    Montana                               5
         Arizona                                 6                    Nebraska                             15
         Arkansas                                5                    New Mexico                            4
         California                              9                    North Carolina                        7
         Colorado                               10                    North Dakota                          3
         Florida                                 3                    Ohio                                 13
         Georgia                                 3                    Oklahoma                             14
         Idaho                                   5                    Oregon                                2
         Illinois                               16                    Pennsylvania                          4
         Indiana                                12                    South Carolina                        1
         Iowa                                   20                    South Dakota                          3
         Kansas                                 16                    Tennessee                             7
         Kentucky                                5                    Texas                                32
         Louisiana                               7                    Utah                                  8
         Michigan                               18                    Virginia                              1
         Minnesota                              10                    Washington                            5
         Mississippi                             5                    West Virginia                         2
         Missouri                               12                    Wisconsin                            14
                                                                      Wyoming                               1
                                                                                                          ---
                                                                      Total                               307
                                                                                                          ===



The Buckle has grown significantly over the past ten years, with the number of stores increasing from 104 at the beginning of 1993 to 304 at the end of fiscal 2002. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1993 to the end of fiscal 2002:


                        Total Number of Stores Per Year

                   Fiscal          Open at start         Opened in          Closed in
                    Year               of year         Current Year       Current Year         Total
             --------------------------------------------------------------------------------------------
                    1993                  104                 27                 -              131
                    1994                  131                 16                 -              147
                    1995                  147                 17                 -              164
                    1996                  164                 17                 -              181
                    1997                  181                 19                 1              199
                    1998                  199                 24                 1              222
                    1999                  222                 27                 1              248
                    2000                  248                 28                 2              274
                    2001                  274                 24                 3              295
                    2002                  295                 11                 2              304

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

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $710,000, including construction costs of approximately $540,000 (prior to any construction allowance received) and inventory costs of approximately $170,000, net of accounts payable.

The Company anticipates opening approximately 15 new stores during fiscal 2003 and completing the remodeling of approximately 15 existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2003, it is estimated that each will receive full remodeling. The Company has budgeted a total of $19.6 million (before estimated construction allowances from landlords of $2.8 million) for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2003.

The Company plans to expand in 2003 by opening stores in existing markets and plans to open a store in one new state. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

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

The virtual private network for communication with the stores also supports the Company's intranet site. The intranet allows stores to view various types of information from the corporate office, including timely information from the advertising, merchandising and benefits departments. Stores can also perform product searches with pictures on the intranet and request employee numbers for new teammates.

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

                                    EMPLOYEES

As of February 1, 2003, the Company had approximately 5,800 employees - approximately 1,103 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 300 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of February 1, 2003, 834 employees participated in the medical plan, 844 in the dental plan, 824 in the life insurance plan, 782 in the long-term disability plan and 313 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the women's merchandise area, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Gadzooks, Gap, Maurices, Pacific Sunwear, Wet Seal and Vanity. The women's sales also compete with department stores, such as Dillards, Federated stores, May Company stores, Saks and certain local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

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

DANIEL J. HIRSCHFELD, AGE 61. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 53. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 44. Ms. Rhoads is the Vice-President - Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

JAMES E. SHADA, AGE 47. Mr. Shada is Executive Vice President - Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and had served as Vice President of Sales from April 19, 1991 until such date. Mr. Shada was elected a Director of the Company on May 30, 2002. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in other aspects of the business including site selection and development and education of personnel as store managers and as area and district managers.

BRETT P. MILKIE, AGE 43. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

KARI SMITH, AGE 39. Ms. Smith is Vice President - Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

PATRICIA WHISLER, AGE 46. Ms. Whisler is Vice President of Women's Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

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

The current terms of the Company's leases, including automatic renewal options, expire as follows:


             During Fiscal                    Number of
                 Year                      expiring leases
          --------------------------------------------------
                 2003                             51
                 2004                             28
                 2005                             27
                 2006                             19
                 2007                             23
                 2008                             21
                 2009                             49
                 2010 and later                   86
                                                  --
                 Total                           304
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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. The Company has not paid any cash dividends in fiscal 2002, 2001 or 2000, and has no current plans for dividend payment.

The number of record holders of the Company's common stock as of March 24, 2003 was 404. Based upon information from the principal market makers, the Company believes there are more than 3,000 beneficial owners. The closing price of the Company's common stock on March 24, 2003 was $18.00.

Additional information required by this item is incorporated by reference to the information on page 33 of the Company's 2002 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K. The remainder of the information required by this item appears under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2003 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 10 in the Company's 2002 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 11 through 15 in the Company's 2002 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that we borrow under our line of credit facility, we would be exposed to market risk related to changes in interest rates. As of February 1, 2003, no borrowings were outstanding under our line of credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short- and long-term investments of excess cash in short- and long-term investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

We have certain investments that generate interest income. These investments have carrying values that are subject to interest rate changes that could impact our earnings to the extent that we did not hold the investments to maturity.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the independent auditors' report thereon of Deloitte & Touche LLP, dated March 5, 2003, appearing on pages 16 through 32 of the Company's 2002 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on page 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 2003 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2003 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic SEC filings.

Additionally, the CEO and CFO determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) (1)  FINANCIAL STATEMENTS

The Company's 2002 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 17 through 32 and are hereby incorporated by reference to this report:

                  Balance Sheets as of February 1, 2003, and February 2, 2002 Statements of Income for each of the three years in the period ended February 1, 2003
                  Statements of Stockholders' Equity for each of the three years in the period ended February 1, 2003
                  Statements of Cash Flows for each of the three years in the period ended February 1, 2003
                  Notes to Financial Statements for each of the three years in the period ended February 1, 2003
                  Independent Auditors' Report

(A) (2)  FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

Schedule II.      Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 17.

(B)  REPORTS ON FORM 8-K

The Company did not file a report on Form 8-K during the quarter ended February 1, 2003.

(C)  EXHIBITS

See index to exhibits on pages 18 and 19.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE BUCKLE, INC.

         Date:  April 21, 2003             By:    /s/ DENNIS H. NELSON
                                                  ------------------------------
                                                  Dennis H. Nelson,
                                                  President and Chief Executive
                                                  Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of April, 2003.

/s/ DANIEL J. HIRSCHFELD
------------------------------------                                   --------------------------------------------
Daniel J. Hirschfeld                                                   Bill L. Fairfield
Chairman of the Board and Director                                     Director


/s/ DENNIS H. NELSON
--------------------------------------------                           --------------------------------------------
Dennis H. Nelson                                                       Ralph M. Tysdal
President and Chief Executive Officer                                  Director
     and Director


/s/ KAREN B. RHOADS
--------------------------------------------                           --------------------------------------------
Karen B. Rhoads                                                        Bruce L. Hoberman
Vice President of Finance and                                          Director
     Chief Financial Officer and Director


/s/ JAMES E. SHADA
--------------------------------------------                           --------------------------------------------
James E. Shada                                                         David A. Roehr
Executive Vice President of Sales                                      Director


/s/ ROBERT E. CAMPBELL                                                 /s/ WILLIAM D. ORR
------------------------------------                                   --------------------------------------------
Robert E. Campbell                                                     William D. Orr
Director                                                               Director

                                 CERTIFICATIONS

I, Dennis H. Nelson, certify that:

1. I have reviewed this annual report of The Buckle, Inc. on Form 10-K for the fiscal year ended February 1, 2003;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    April 21, 2003    /s/   DENNIS H. NELSON
                           --------------------------
         Dennis H. Nelson
         Chief Executive Officer

                                 CERTIFICATIONS

I, Karen B. Rhoads, certify that:

1. I have reviewed this annual report of The Buckle, Inc. on Form 10-K for the fiscal year ended February 1, 2003;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board or directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     April 21, 2003    /s/   KAREN B. RHOADS
                            --------------------------
          Karen B. Rhoads
          Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT





BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc., ("the Company") as of February 1, 2003 and February 2, 2002, and for each of the three years in the period ended February 1, 2003, and have issued our report thereon dated March 5, 2003; such financial statements and report are included in your 2002 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 5, 2003





          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                 Allowance for
                                                               Doubtful Accounts
                                                               -----------------

Balance, January 29, 2000                                       $   225,000

         Amounts charged to costs and expenses                      857,968
         Write-off of uncollectible accounts                       (832,968)
                                                                -----------
Balance, February 3, 2001                                           250,000

         Amounts charged to costs and expenses                      816,276
         Write-off of uncollectible accounts                       (816,276)
                                                                -----------
Balance, February 2, 2002                                           250,000

         Amounts charged to costs and expenses                      856,309
         Write-off of uncollectible accounts                       (889,309)
                                                                -----------
Balance, February 1, 2003                                       $   217,000
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

(10)      Material Contracts


(10.1)    1991 Stock Incentive Plan                                  Exhibit 10.1 to Form S-1
                                                                     No. 33-46294

(10.2)    1991 Non-Qualified Stock Option Plan                       Exhibit 10.2 to Form S-1
                                                                     No. 33-46294

(10.3)    Non-Qualified Stock Option Plan and                        Exhibit 10.3 to Form S-1
          Agreement With Dennis Nelson                               No. 33-46294

(10.4)    Acknowledgment for Dennis H. Nelson
          dated April 15, 2003
(10.6)    Acknowledgment for James E. Shada
          dated April 15, 2003
(10.7)    Acknowledgment for Kari G. Smith
          dated April 15, 2003
(10.8)    Acknowledgment for Brett P. Milkie
          dated April 15, 2003
(10.9)    Acknowledgment for Patricia K. Whisler
          dated April 15, 2003

(10.10)   Cash or Deferred Profit Sharing Plan                       Exhibit 10.10 to Form S-1
                                                                     No. 33-46294
(10.10.1) Non-Qualified Deferred Compensation Plan

(10.11)   Promissory Note dated May 15, 2002
          between The Buckle, Inc. and Wells
          Fargo Bank Nebraska, N.A. for a
          $10.0 million line of credit for issuance of letters of credit.

(10.12)   Promissory note dated May 15, 2002 and
          Business Loan agreement dated
          May 15, 2002 between The Buckle, Inc.
          and Wells Fargo Bank Nebraska, N.A,
          regarding $7.5 million operating line of credit.

(10.17)   1993 Director Stock Option Plan                       Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 26, 1993
(10.18)   1993 Executive Stock Option Plan                      Exhibit B to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 26, 1993
(10.19)   1995 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                June 2, 1995
(10.20)   1995 Executive Stock Option Plan                      Exhibit B to Proxy Statement
                                                                for Annual Meeting to be held
                                                                June 2, 1995
(10.21)   1997 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                June 2, 1997
(10.22)   1998 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 28, 1998
(10.23)   1997 Executive Stock Option Plan                      Exhibit B to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 28, 1998
(10.24)   1998 Restricted Stock Plan                            Exhibit C to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 28, 1998
(10.25)   1999 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                June 4, 1999
(10.26)   2002 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 30, 2002
(10.27)   2003 Management Incentive Plan                        Exhibit A to Proxy Statement
                                                                for Annual Meeting to be held
                                                                May 29, 2003

(12)      Not applicable

(13)      2002 Annual Report to Stockholders

(18)      Not applicable

(19)      Not applicable

(22)      Not applicable

(23)      Consent of Deloitte & Touche LLP

(25)      Not applicable

(28)      Not applicable

(99.1)    Certification Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)    Certification Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.