Form 10-Q
period 2003-05-03
BUCKLE INC
filed 2003-06-13
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 3, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares issued of the Registrant's Common Stock, outstanding as of June 6, 2003 was 21,036,608 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                         Pages
                                                                                         -----
                       Part I. Financial Information (unaudited)

Item 1.           Financial Statements                                                      3

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               15

Item 4.           Controls and Procedures                                                  15

                           Part II. Other Information

Item 1.           Legal Proceedings                                                        16

Item 2.           Changes in Securities and Use of Proceeds                                16

Item 3.           Defaults Upon Senior Securities                                          16

Item 4.           Submission of Matters to a Vote of Security Holders                      16

Item 5.           Other Information                                                        16

Item 6.           Exhibits and Reports on Form 8-K                                         16

Signatures                                                                                 17

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                        (Columnar amounts in thousands)
                                  (Unaudited)

ASSETS
------                                                                     May 3,               February 1,
CURRENT ASSETS                                                             2003                    2003
                                                                          --------                --------
Cash and cash equivalents                                                 $ 82,081                $ 92,976
Investments                                                                 16,119                  15,450
Accounts receivable, net of
  allowance of $217,000 and $217,000, respectively                           1,792                   1,390
Inventory                                                                   61,779                  60,041
Prepaid expenses and other assets                                            8,331                   8,277
                                                                          --------                --------
              Total current assets                                         170,102                 178,134

PROPERTY AND EQUIPMENT                                                     132,994                 130,013
Less accumulated depreciation and amortization                              67,855                  65,407
                                                                          --------                --------
                                                                            65,139                  64,606

LONG-TERM INVESTMENTS                                                       58,606                  54,548
OTHER ASSETS                                                                 3,629                   2,512
                                                                          --------                --------
                                                                          $297,476                $299,800
                                                                          ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
Accounts payable                                                          $ 15,190                $ 13,318
Accrued employee compensation                                                3,431                  10,556
Accrued store operating expenses                                             4,557                   4,487
Gift certificates redeemable                                                 2,171                   2,855
Income taxes payable                                                         3,689                   2,966
                                                                          --------                --------
               Total current liabilities                                    29,038                  34,182

DEFERRED COMPENSATION                                                        1,102                     946
                                                                          --------                --------
               Total liabilities                                            30,140                  35,128

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,035,858 and
  21,045,404 shares, respectively                                              210                     210
Additional paid-in capital                                                  17,762                  18,089
Retained earnings                                                          249,364                 246,373
                                                                          --------                --------
               Total stockholders' equity                                  267,336                 264,672
                                                                          --------                --------
                                                                          $297,476                $299,800
                                                                          ========                ========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                                     Thirteen Weeks Ended
                                                                     --------------------
                                                               May 3, 2003             May 4, 2002
                                                              ------------             ------------

SALES, net of returns and allowances                             $81,713                   $79,855

COST OF SALES (including buying,
  distribution and occupancy costs)                               58,844                    56,739
                                                                 -------                   -------
      Gross profit                                                22,869                    23,116

OPERATING EXPENSES
Selling                                                           16,531                    15,036
General and administrative                                         2,753                     2,545
                                                                 -------                   -------
                                                                  19,284                    17,581
                                                                 -------                   -------
      Income from operations                                       3,585                     5,535

OTHER INCOME, Net                                                  1,140                     1,309
                                                                 -------                   -------
      Income before income taxes                                   4,725                     6,844

PROVISION FOR INCOME TAXES                                         1,734                     2,546
                                                                 -------                   -------

NET INCOME                                                       $ 2,991                   $ 4,298
                                                                 =======                   =======

Per share amounts:
   Basic income per share                                        $  0.14                   $  0.20
   Diluted income per share                                      $  0.14                   $  0.20

   Basic weighted average shares                                  21,048                    21,147
   Diluted weighted average shares                                21,594                    21,948

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                             May 3, 2003          May 4, 2002
                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                              $   2,991            $   4,298
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                           3,022                2,820
           Loss on disposal of assets                                               220                   43
           Amortization of unearned compensation-restricted stock                     -                   31
      Changes in operating assets and liabilities
            Accounts receivable                                                    (402)               1,084
            Inventory                                                            (1,738)               1,188
            Prepaid expenses and other assets                                       (54)               3,766
            Accounts payable                                                      1,872                3,791
            Accrued employee compensation                                        (7,125)              (7,065)
            Accrued store operating expenses                                         70                 (738)
            Gift certificates redeemable                                           (684)                (555)
            Income taxes payable                                                    723                  702
            Deferred compensation                                                   156                  114
                                                                              ---------            ---------
         Net cash flows from operating activities                                  (949)               9,479

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                                    (6,943)              (9,319)
      Proceeds from maturities of investments                                     2,216                1,816
      Purchase of property and equipment                                         (3,775)              (1,895)
      Change in other assets                                                     (1,117)                  31
                                                                              ---------            ---------
         Net cash flows from investing activities                                (9,619)              (9,367)

CASH FLOWS FROM FINANCING ACTIVITIES

      Proceeds from the exercise of stock options                                   133                  362
      Purchases of common stock                                                    (460)                   -
                                                                              ---------            ---------
          Net cash flows from financing activities                                 (327)                 362
                                                                              ---------            ---------

Net (decrease) increase in cash and cash equivalents                            (10,895)                 474

Cash and cash equivalents, Beginning of period                                   92,976              101,915
                                                                              ---------            ---------

Cash and cash equivalents, End of period                                      $  82,081            $ 102,389
                                                                              =========            =========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 1, 2003, included in The Buckle, Inc.'s 2002 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 310 stores located in 37 states throughout the central, northwestern and southern regions of the United States as of May 3, 2003, and 298 stores in 37 states as of May 4, 2002. During the first quarter of fiscal 2003, the Company opened six new stores and substantially renovated three stores. During the first quarter of fiscal 2002, the Company opened three new stores and substantially renovated one store.

         The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                                        Percentage of Net Sales
                                                         Thirteen Weeks Ended
                                                         --------------------
          Merchandise Group                            May 3, 2003    May 4, 2002
                                                       -----------    -----------
                  Denims                                 32.6%           30.4%
                  Slacks/Casual Bottoms                   3.0%            3.5%
                  Tops (including sweaters)              32.1%           31.2%
                  Sportswear/Fashion clothes             10.7%           10.6%
                  Outerwear                               0.7%            0.4%
                  Accessories                             9.1%           10.1%
                  Footwear                               11.7%           13.4%
                  Other                                   0.1%            0.4%
                                                        ------          -----
                                                         100.0%         100.0%
                                                        ======          =====

3. Stock-Based Compensation - The Company has several stock-based employee compensation plans, which are described more fully in the footnotes included in the Company's 2002 Annual Report. As of May 3, 2003, 240,135 shares were available for grant under the various plans, of which 108,200 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002
                                   (Unaudited)



                                                                    THIRTEEN WEEKS ENDED
                                                                    --------------------
                                                                MAY 3, 2003      MAY 4, 2002
                                                                -----------      -----------
 Net income, as reported                                         $ 2,991           $ 4,298
 Add:  Stock-based employee compensation expense
   included in reported net income, net of related tax effects         -                20

 Deduct:  Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                     (1,052)           (1,029)

 Pro forma net income                                            $ 1,939           $ 3,289
                                                                 =======           =======

 Earnings per share:
   Basic - as reported                                           $   .14           $   .20
                                                                 =======           =======

   Basic - pro forma                                             $   .09           $   .16
                                                                 =======           =======
   Diluted - as reported                                         $   .14           $    20
                                                                 =======           =======
   Diluted - pro forma                                           $   .09           $   .15
                                                                 =======           =======


4. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

                                        Thirteen Weeks Ended                   Thirteen Weeks Ended
                                             May 3, 2003                            May 4, 2002
                                  ---------------------------------      -----------------------------------
                                                             Per                                     Per
                                   Income       Shares     Share          Income        Shares      Share
                                                           Amount                                   Amount
                                  ---------------------------------      -----------------------------------
Basic EPS
  Net Income                        $2,991      21,048      $ 0.14        $4,298         21,147    $   0.20

Effect of Dilutive Securities
  Stock Options                          -         546           -             -            801           -
                                  ---------------------------------      -----------------------------------
Diluted EPS                         $2,991      21,594      $ 0.14        $4,298         21,948    $   0.20
                                  =================================      ===================================


                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002
                                   (Unaudited)


Accounting Pronouncements - In June 2001, the FASB approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company beginning February 2, 2003. The adoption of SFAS No. 143 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In August 2001, the FASB approved the issuance of SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This Statement replaces SFAS No. 121, Accounting for Impairment or Disposal of Long-Lived Assets, and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business for the disposal of segments of a business. The Statement develops one accounting model for long-lived assets to be disposed of by sale and broadens the reporting of discontinued operations. SFAS No. 144 is effective for the Company beginning February 3, 2002. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In April 2002, the FASB approved the issuance of SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective for financial statements issued on or after May 15, 2002. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS No. 145 did not have a significant effect on the Company's financial position, results of operations or cash flows.

The FASB approved the issuance of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities in June 2002. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant effect on the Company's financial position, results of operations or cash flows.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, was issued in December 2002. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 3, 2003 AND MAY 4, 2002
                                   (Unaudited)

requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As the Company follows Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, the disclosure-only provisions of the Statement apply to the Company.

SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

FASB Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. The initial recognition and measurement provisions should be applied only on a prospective basis to guarantees issued or modified after December 31, 2002. FIN No. 45 clarifies the requirements for a guarantor to recognize a liability for a guarantee at inception of the guarantee. It specifies guarantor's financial statement disclosures for its obligations under guarantees. Management believes the adoption of the interpretation did not have a significant effect on the Company's financial position, results of operations or cash flows of the Company.

FASB Interpretation No. 46, Consolidation of Variable Interest Entities - (an Interpretation of ARB No. 51), was issued in January 2003. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and is effective in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The FIN requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. Management believes the adoption of the interpretation will not have a significant effect on the Company's financial position, results of operations or cash flows of the Company.

5. Comprehensive Income - Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes. There were no available-for-sale securities held during the first quarter of fiscal 2003.

                                                                             Thirteen Weeks Ended
                                                                         May 3, 2003       May 4, 2002
                                                                         -----------       -----------
Net income                                                                   2,991              4,298
Unrealized gain on available-for-sale securities,
       net of taxes                                                              -                 12
                                                                            ------             ------

Total comprehensive income                                                  $2,991             $4,310
                                                                            ======             ======

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 3, 2003, and May 4, 2002:

                                          Percentage of Net Sales
                                          -----------------------
                                           Thirteen weeks ended          Percentage
                                            May 3,       May 4,           increase
                                             2003         2002           (decrease)
                                        -------------------------------------------
Net sales                                   100.0%       100.0%               2.3%
Cost of sales (including
 buying, distribution and
 occupancy costs)                            72.0%        71.1%               3.7%
                                        -------------------------------------------
Gross profit                                 28.0%        28.9%              (1.1)%
Selling expenses                             20.2%        18.8%               9.9%
General and
 administrative expenses                      3.4%         3.2%               8.2%
                                        -------------------------------------------
Income from operations                        4.4%         6.9%             (35.2)%
Other income, net                             1.4%         1.7%             (12.9)%
                                        -------------------------------------------
Income before income taxes                    5.8%         8.6%             (31.0)%
Provision for income taxes                    2.1%         3.2%             (31.9)%
                                        -------------------------------------------
Net income                                    3.7%         5.4%             (30.4)%
                                        ===========================================


Net sales increased from $79.9 million in the first quarter of fiscal 2002 to $81.7 million in the first quarter of fiscal 2003, a 2.3% increase. Comparable store sales decreased from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 by $0.5 million or 0.7%. Sales growth of 3.0% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the 11 stores opened in 2002 and the opening of six new stores in the first thirteen weeks of fiscal 2003. Average sales per square foot decreased 2.0% from $55.02 to $53.93.

Gross profit after buying, occupancy, and distribution expenses decreased $.2 million in the first quarter of fiscal 2003 to $22.9 million, a 1.1% decrease. As a percentage of net sales, gross profit decreased from 28.9% in the first quarter of fiscal 2002 to 28.0% in the first quarter of fiscal 2003. This decrease was attributable primarily to higher occupancy costs partially offset by an improvement in the actual merchandise margins.

Selling expenses increased from $15.0 million for the first quarter of fiscal 2002 to $16.5 million for the first quarter of fiscal 2003, a 9.9% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 2003 increased to 20.2% compared to 18.8% for the first quarter of fiscal 2002. The increase was primarily attributable to higher sales salaries, higher advertising expenses and higher supply expenses as a percentage of net sales partially due to a decline in leverage provided by comparable store sales.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and administrative expenses increased from $2.5 million in the first quarter of fiscal 2002 to $2.8 million in the first quarter of fiscal 2003, an 8.2% increase. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 2003 increased from 3.2% in fiscal 2002 to 3.4% in fiscal 2003. The increase in general and administrative expense, as a percentage of net sales, resulted primarily from loss on the disposal of assets due to a store relocation.

As a result of the above changes, the Company's income from operations decreased to $3.6 million for the first quarter of fiscal 2003 compared to $5.5 million for the first quarter of fiscal 2002, a 35.2% decrease. Income from operations was 4.4% of net sales in the first quarter of fiscal 2003 compared to 6.9% in the first quarter of fiscal 2002.

For the quarter ended May 3, 2003, other income decreased 12.9% from the first quarter of fiscal 2002. Other income decreased in the first quarter of fiscal 2003 due to a reduction in interest income.

Income tax expense as a percentage of pre-tax income was 36.7% in the first quarter of fiscal 2003 compared to 37.2% in the first quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 2003, the Company's operating activities used $0.9 million in net cash flow compared to the first quarter of fiscal 2002, when the Company's operating activities provided $9.5 million in net cash flow.

The uses of cash for both thirteen-week periods include payment of annual bonuses accrued at fiscal year end and construction costs for opening new stores and remodeling existing stores. The reduction in cash flow for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily due to changes in inventory, prepaid expenses, accounts payable, investments and additional purchases of property and equipment.

The Company has available an unsecured operating line of credit of $7.5 million and a $10.0 million unsecured line of credit for foreign and domestic letters of credit, with Wells Fargo Bank Nebraska, N.A. Borrowings under the lending arrangements provide for interest to be paid at a rate equal to the prime rate published in the Wall Street Journal on the date of the borrowings. As of May 3, 2003, the Company had working capital of $141.1 million, including $82.1 million of cash and cash equivalents and short-term investments of $16.1 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2003 and 2002.

During the first quarter of fiscal 2003 and 2002, the Company invested $3.4 million and $1.7 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $.4 million and $.2 million in the first quarters of fiscal 2003 and 2002, respectively, in capital expenditures for the corporate headquarters.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


During the remainder of fiscal 2003, the Company anticipates completing approximately 21 additional store construction projects, including approximately 9 new stores and approximately 12 stores to be remodeled and/or relocated. As of May 3, 2003, seven additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2003 will be approximately $19.6 million before any landlord allowances estimated to be $2.8 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.


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

1. Merchandise Returns. The Company reserves a liability for estimated merchandise returns at the end of the period. Customer returns could potentially exceed those reserved for, reducing future net sales results.
2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method and management makes estimates to reserve for obsolescence and markdowns that could effect market value, based on assumptions regarding future demand and market conditions. Such judgments may have a material impact on current and future operating results and financial position.
3. Bad Debts. The Company books an allowance for doubtful accounts based upon historical data and current trends. Management believes the reserve is adequate; however, customers' ability to pay could deteriorate causing actual losses to exceed those anticipated in the allowance.
4. Health Care Costs. The Company is self-funded for health and dental claims up to $80,000 per individual per plan year. This plan covers eligible employees and management makes estimates at period end to record a reserve for future claims. The number and amount of claims submitted could vary from the amounts reserved, effecting current and future net earnings results.
5. Income Taxes. The Company records a deferred tax asset for future tax benefits for difference between book and tax revenue and expense recognition. If the Company is unable to realize all or part of its deferred tax asset in the future, an adjustment would be charged to income in the period such determination was made.

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

The following tables identify the material obligations and commitments as of May 3, 2003:


                                                          Payments Due by Period
                                    --------------------------------------------------------------------------

  Contractual obligations           Total          Less than        1-3 years       4-5 years    After 5 years
     (dollar amounts in                              1 year
         thousands)
                                    --------------------------------------------------------------------------
Long term debt                      $      -        $      -        $      -        $      -       $     -
                                    --------        --------        --------        --------       --------


Operating leases                    $196,990        $ 28,571        $ 52,939        $ 46,696       $ 68,784
                                    --------        --------        --------        --------       --------

Total contractual obligations       $196,990        $ 28,571        $ 52,939        $ 46,696       $ 68,784
                                    --------        --------        --------        --------       --------

                                                       Amount of Commitment Expiration Per Period
                                    --------------------------------------------------------------------------
      Other Commercial              Total Amounts      Less than        1-3 years       4-5 years    After 5
    Commitments (dollar               Committed          1 year                                       years
    amounts in thousands)
                                    --------------------------------------------------------------------------
Lines of Credit                     $ 7,500           $ 7,500       $       -       $      -        $     -
                                    -------           -------       ---------       --------        -------

Letters of Credit                   $10,000           $10,000       $       -       $      -        $     -
                                    -------           -------       ---------       --------        -------

Total Commercial Commitments        $17,500           $17,500       $       -       $      -        $     -
                                    -------           -------       ---------       --------        -------


Seasonality and Inflation

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2000, 2001, and 2002, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 3, 2003, and May 4, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

Internal controls are procedures, effected by a company's board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations. Disclosure controls and procedures are internal controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As reported in the "Certifications" Section of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures as of May 3, 2003, concluding that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the May 3, 2003 evaluation.

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

          (d)  None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits 99.1 and 99.2 Certifications Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) No reports on Form 8-K were filed by the Company during the quarter ended May 3, 2003.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       THE BUCKLE, INC.


Dated:  June 13,   2003              /s/ DENNIS H. NELSON                  .
       -----------                  ----------------------------------------
                                         DENNIS H. NELSON, President and CEO



Dated:  June 13,   2003              /s/ KAREN B. RHOADS                   .
       -----------                  ----------------------------------------
                                         KAREN B. RHOADS, Vice President
                                                    of Finance and CFO

                                 CERTIFICATIONS


I, Dennis H. Nelson, certify that:

1. I have reviewed this quarterly report of The Buckle, Inc. on Form 10-Q for the quarterly period ended May 3, 2003;

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


Date: June 13, 2003                 /s/ DENNIS H. NELSON
                                    --------------------------
                                    Dennis H. Nelson
                                    Chief Executive Officer

                                 CERTIFICATIONS


I, Karen B. Rhoads, certify that:

1. I have reviewed this quarterly report of The Buckle, Inc. on Form 10-Q for the quarterly period ended May 3, 2003;

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


Date: June 13, 2003                 /s/ KAREN B. RHOADS
                                    --------------------------
                                    Karen B. Rhoads
                                    Chief Financial Officer