Form 10-Q
period 2003-08-02
BUCKLE INC
filed 2003-09-16
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended AUGUST 2, 2003

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

-----------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of September 5, 2003 was 21,161,771 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX


                                                                                                 Pages
                                                                                                 -----
                           Part I. Financial Information (unaudited)

Item 1.           Financial Statements                                                               3

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                            11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                        16

Item 4.           Controls and Procedures                                                           16


                           Part II. Other Information

Item 1.           Legal Proceedings                                                                 17

Item 2.           Changes in Securities and Use of Proceeds                                         17

Item 3.           Defaults Upon Senior Securities                                                   17

Item 4.           Submission of Matters to a Vote of Security Holders                               17

Item 5.           Other Information                                                                 17

Item 6.           Exhibits and Reports on Form 8-K                                                  17

Signatures                                                                                          18

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

                                                                   August 2,     February 1,
                                                                     2003           2003
                                                                 ------------    ------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                        $     72,627    $     92,976
Investments                                                            19,720          15,450
Accounts receivable, net of
  allowance of $151,000 and $217,000, respectively                      1,995           1,390
Inventory                                                              86,813          60,041
Prepaid expenses and other assets                                       8,770           8,277
                                                                 ------------    ------------

              Total current assets                                    189,925         178,134

PROPERTY AND EQUIPMENT                                                135,270         130,013
Less accumulated depreciation and amortization                         68,299          65,407
                                                                 ------------    ------------

                                                                       66,971          64,606

LONG-TERM INVESTMENTS                                                  57,145          54,548
OTHER ASSETS                                                            2,665           2,512
                                                                 ------------    ------------

                                                                 $    316,706    $    299,800
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                 $     28,971    $     13,318
Accrued employee compensation                                           5,194          10,556
Accrued store operating expenses                                        5,202           4,487
Gift certificates redeemable                                            1,903           2,855
Income taxes payable                                                    3,893           2,966
                                                                 ------------    ------------

               Total current liabilities                               45,163          34,182

DEFERRED COMPENSATION                                                   1,230             946
                                                                 ------------    ------------
               Total liabilities                                       46,393          35,128

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,160,776 and
  21,045,404 shares, respectively                                         212             210
Additional paid-in capital                                             20,359          18,089
Retained earnings                                                     252,955         246,373
Unearned compensation                                                  (3,213)             --

                                                                 ------------    ------------
               Total stockholders' equity                             270,313         264,672
                                                                 ------------    ------------

                                                                 $    316,706    $    299,800
                                                                 ============    ============

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                  Thirteen Weeks Ended         Twenty-six Weeks Ended
                                               ---------------------------   ---------------------------
                                                 August 2,      August 3,     August 2,     August 3,
                                                   2003           2002          2003           2002
                                               ------------   ------------   ------------   ------------
SALES, net of returns and allowances           $     85,683   $     83,516   $    167,396   $    163,371

COST OF SALES (including buying,
  distribution and occupancy costs)                  61,085         59,706        119,929        116,445
                                               ------------   ------------   ------------   ------------

      Gross profit                                   24,598         23,810         47,467         46,926
                                               ------------   ------------   ------------   ------------

OPERATING EXPENSES:
Selling                                              16,428         15,912         32,959         30,948
General and administrative                            3,423          2,527          6,176          5,072
                                               ------------   ------------   ------------   ------------
                                                     19,851         18,439         39,135         36,020
                                               ------------   ------------   ------------   ------------

      Income from operations                          4,747          5,371          8,332         10,906

OTHER INCOME, Net                                       932          1,108          2,072          2,417
                                               ------------   ------------   ------------   ------------
      Income before income taxes                      5,679          6,479         10,404         13,323

PROVISION FOR INCOME TAXES                            2,087          2,410          3,822          4,956
                                               ------------   ------------   ------------   ------------

NET INCOME                                     $      3,592   $      4,069   $      6,582   $      8,367
                                               ============   ============   ============   ============

Per share amounts:
   Basic income per share                      $       0.17   $       0.19   $       0.31   $       0.40
                                               ============   ============   ============   ============
   Diluted income per share                    $       0.17   $       0.19   $       0.31   $       0.38
                                               ============   ============   ============   ============

   Basic weighted average shares                     21,006         21,158         21,014         21,152
   Diluted weighted average shares                   21,521         21,938         21,545         21,943


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                             Twenty-six Weeks Ended
                                                                       ------------------------------------
                                                                        August 2, 2003      August 3, 2002
                                                                       ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                       $          6,582    $          8,367
      Adjustments to reconcile net income to net cash
        flows from operating activities
            Depreciation                                                          6,149               5,674
            Loss on disposal of assets                                              476                 145
            Amortization of unearned compensation-restricted stock                  206                  63
      Changes in operating assets and liabilities
            Accounts receivable                                                    (605)                490
            Inventory                                                           (26,772)            (28,809)
            Prepaid expenses and other assets                                      (493)               (959)
            Accounts payable                                                     15,653              17,755
            Accrued employee compensation                                        (5,362)             (5,104)
            Accrued store operating expenses                                        715                 491
            Gift certificates redeemable                                           (952)               (735)
            Income taxes payable                                                    927                (926)
            Deferred compensation                                                   284                  (6)
                                                                       ----------------    ----------------
         Net cash flows from operating activities                                (3,192)             (3,554)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                                   (17,328)            (18,420)
      Proceeds from maturities of investments                                    10,464               3,859
      Purchase of property and equipment                                         (8,990)             (4,463)
      Change in other assets                                                       (153)
                                                                                                        (35)
                                                                       ----------------    ----------------
         Net cash flows from investing activities                               (16,007)            (19,059)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                                   251                 502
      Purchases of common stock                                                  (1,401)                 --
                                                                       ----------------    ----------------
         Net cash flows from financing activities                                (1,150)                502
                                                                       ----------------    ----------------

Net decrease in cash and cash equivalents                                       (20,349)            (22,111)

Cash and cash equivalents, Beginning of period                                   92,976             101,915
                                                                       ----------------    ----------------

Cash and cash equivalents, End of period                               $         72,627    $         79,804
                                                                       ================    ================

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (Unaudited)

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 313 stores located in 37 states throughout the central, northwestern and southern regions of the United States as of August 2, 2003, and 300 stores in 37 states as of August 3, 2002. During the second quarter of fiscal 2003, the Company opened three new stores and substantially renovated seven stores. During the second quarter of fiscal 2002, the Company opened two new stores and substantially renovated four stores.

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:



                                      Percentage of Net Sales        Percentage of Net Sales
                                       Thirteen Weeks Ended          Twenty-six Weeks Ended
                                   ----------------------------    ----------------------------
                                   Aug. 2, 2003    Aug. 3, 2002    Aug. 2, 2003    Aug. 3, 2002
                                   ------------    ------------    ------------    ------------
Merchandise Group
    Denims                                 31.8%           29.7%           32.2%           30.0%
    Slacks/Casual bottoms                   3.2%            2.6%            3.1%            3.1%
    Tops (incl. sweaters)                  33.8%           32.4%           33.0%           31.8%
    Sportswear/Fashions                    10.3%           10.5%           10.5%           10.5%
    Outerwear                               0.4%            1.3%            0.6%            0.9%
    Accessories                            10.8%           11.4%           10.0%           10.7%
    Footwear                                9.7%           11.9%           10.6%           12.6%
    Other                                   0.0%            0.2%            0.0%            0.4%
                                   ------------    ------------    ------------    ------------
                                          100.0%          100.0%          100.0%          100.0%
                                   ============    ============    ============    ============


3. Stock-Based Compensation - The Company has several stock-based employee compensation plans, which are described more fully in the footnotes included in the Company's 2002 Annual Report. As of August 2, 2003, 240,135 shares were available for grant under the various plans, of which 108,200 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (Unaudited)

     The Company also has a restricted stock plan. During the second quarter of 2003, the Compensation Committee of the Board of Directors of the Buckle, Inc., granted 169,840 shares of performance-based restricted stock to certain key members of management, subject to shareholder approval. The total estimated value of these restricted shares as of August 2, 2003 is approximately $3.4 million.

     These shares are restricted based upon the Company attaining certain financial performance goals set for the last three quarters of the current fiscal year, which ends on January 31, 2004. If the Company achieves the performance goals set, the shares granted will then vest on January 29, 2005, which is the last day of the Company's 2004 fiscal year. The Company anticipates recording the associated compensation expense ratably through the completion of the vesting period. The company recorded compensation expense of $.2 million in the second quarter of fiscal 2003 related to the restricted stock grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                      Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                   ---------------------------   ----------------------------
                                                   Aug. 2, 2003   Aug. 3, 2002   Aug. 2, 2003    Aug. 3, 2002
                                                   ------------   ------------   ------------    ------------
Net income, as reported                            $      3,592   $      4,069   $      6,582    $      8,367
Add: Stock-based employee
compensation expense included in
reported net income, net of
related tax effects                                         132             20            132              40
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects                 (431)          (453)        (1,483)         (1,482)
                                                   ------------   ------------   ------------    ------------
Pro forma net income                               $      3,293   $      3,636   $      5,231    $      6,925
                                                   ============   ============   ============    ============
Earnings per share:
Basic - as reported                                $        .17   $        .19   $        .31    $        .40
                                                   ============   ============   ============    ============

Basic - pro forma                                  $        .16   $        .17   $        .25    $        .33
                                                   ============   ============   ============    ============

Diluted - as reported                              $        .17   $        .19   $         31    $        .38
                                                   ============   ============   ============    ============

Diluted - pro forma                                $        .15   $        .17   $        .24    $        .32
                                                   ============   ============   ============    ============

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (Unaudited)

4. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.


                                                Thirteen Weeks Ended                        Thirteen Weeks Ended
                                                   August 2, 2003                              August 3, 2002
                                     ------------------------------------------   ------------------------------------------
                                                                       Per                                          Per
                                        Income        Shares          Share         Income         Shares          Share
                                                                      Amount                                       Amount
                                     ------------   ------------   ------------   ------------   ------------   ------------
Basic EPS
  Net Income                         $      3,592         21,006   $       0.17   $      4,069         21,158   $       0.19

Effect of Dilutive Securities
  Stock Options                                --            515             --             --            780             --
                                     ------------   ------------   ------------   ------------   ------------   ------------

Diluted EPS                          $      3,592         21,521   $       0.17   $      4,069         21,938   $       0.19
                                     ============   ============   ============   ============   ============   ============


                                              Twenty-six Weeks Ended                        Twenty-six Weeks Ended
                                                 August 2, 2003                                August 3, 2002
                                     ------------------------------------------   ------------------------------------------
                                                                      Per                                           Per
                                        Income         Shares        Share          Income         Shares          Share
                                                                     Amount                                        Amount
                                     ------------   ------------   ------------   ------------   ------------   ------------
Basic EPS
  Net Income                         $      6,582         21,014   $       0.31   $      8,367         21,152   $       0.40

Effect of Dilutive Securities
  Stock Options                                --            531             --             --            791          (0.02)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Diluted EPS                          $      6,582         21,545   $       0.31   $      8,367         21,943   $       0.38
                                     ============   ============   ============   ============   ============   ============


5. Accounting Pronouncements - In June 2001, the FASB approved the issuance of SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company beginning February 2, 2003. The adoption of SFAS No. 143 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (Unaudited)

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

                                 THE BUCKLE, INC
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 AND AUGUST 3, 2002
                                   (Unaudited)

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

6. Comprehensive Income - Unrealized gains and losses on the Company's available-for-sale securities are included in other comprehensive income, net of related taxes. There were no available-for-sale securities held during the first half of fiscal 2003.

                                                  Thirteen Weeks Ended          Twenty-six Weeks Ended
                                               ---------------------------   ---------------------------
                                                 August 2,      August 3,     August 2,       August 3,
                                                   2003           2002          2003           2002
                                               ------------   ------------   ------------   ------------
Net Income                                     $      3,592   $      4,069   $      6,582   $      8,367
Unrealized gain (loss) on available
  for sale securities, net of taxes
                                                         --             --             --             12
                                               ------------   ------------   ------------   ------------

Total Comprehensive Income                     $      3,592   $      4,069   $      6,582   $      8,379
                                               ============   ============   ============   ============

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended August 2, 2003, and August 3, 2002:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS


                                               Percentage of Net Sales                        Percentage of  Net Sales
                                   --------------------------------------------     --------------------------------------------
                                     Thirteen weeks ended          Percentage       Twenty-six weeks ended           Percentage
                                     August 2,      August 3,       increase         August 2,       August 3,        increase
                                      2003            2002          (decrease)        2003             2002          (decrease)
                                   ------------    ------------    ------------     ------------    ------------    ------------
Net sales                                 100.0%          100.0%            2.6%           100.0%          100.0%            2.5%
Cost of sales (including
 buying, distribution and
 occupancy costs)                          71.3%           71.5%            2.3%            71.6%           71.3%            3.0%
                                   ------------    ------------    ------------     ------------    ------------    ------------
Gross profit                               28.7%           28.5%            3.3%            28.4%           28.7%            1.2%
Selling expenses                           19.2%           19.1%            3.2%            19.7%           18.9%            6.5%
General and
  administrative expenses                   4.0%            3.0%           35.5%             3.7%            3.1%           21.8%
                                   ------------    ------------    ------------     ------------    ------------    ------------
Income from operations                      5.5%            6.4%          (11.6)%            5.0%            6.7%          (23.6)%
Other income, net                           1.1%            1.4%          (15.9)%            1.2%            1.5%          (14.3)%
                                   ------------    ------------    ------------     ------------    ------------    ------------
Income before income
   Taxes                                    6.6%            7.8%          (12.3)%            6.2%            8.2%          (21.9)%
Provision for income tax                    2.4%            2.9%          (13.4)%            2.3%            3.1%          (22.9)%
                                   ------------    ------------    ------------     ------------    ------------    ------------
Net income                                  4.2%            4.9%          (11.7)%            3.9%            5.1%          (21.3)%
                                   ============    ============    ============     ============    ============    ============


Net sales increased from $83.5 million in the second quarter of fiscal 2002 to $85.7 million in the second quarter of fiscal 2003, a 2.6% increase. Comparable store sales decreased from the second quarter of fiscal 2002 to the second quarter of fiscal 2003 by $1.1 million or 1.3%. The comparable store sales decrease resulted partially from a 3.4% decrease in the average price per piece of merchandise sold compared with the fiscal 2002 second quarter.

Net sales increased from $163.4 million in the first six months of fiscal 2002 to $167.4 million for the first six months of fiscal 2003, a 2.5% increase. Comparable store sales for the twenty-six weeks ended August 2, 2003 compared to the twenty-six weeks ended August 3, 2002 decreased $1.7 million or 1.1%. Sales growth for this twenty-six week period was attributable to the inclusion of a full six months of operating results for the 11 stores opened in 2002 and the opening of 9 new stores in the first twenty-six weeks of fiscal 2003. Average sales per square foot decreased 2.5% from $113.25 to $110.41 for the six months ended August 2, 2003.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $0.8 million in the second quarter of fiscal 2003 to $24.6 million, a 3.3% increase. As a percentage of net sales, gross profit increased from 28.5% in the second quarter of fiscal 2002 to 28.7% in the second quarter of fiscal 2003. Gross profit increased $0.5 million for the first twenty-six weeks of fiscal 2003 to $47.5 million, a 1.2% increase. As a percentage of net sales, gross profit in the first six months decreased from 28.7% for fiscal 2002, to 28.4% for fiscal 2003. The primary reason for improvement in gross profit as a percentage of net sales for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 is improvement in actual merchandise margins partially offset by higher occupancy costs. The decrease in gross profit as a percentage of net sales for the six month period of fiscal 2003 compared to the same period of fiscal 2002 was primarily attributable to higher occupancy costs outweighing improvement in the actual merchandise margins.

Selling expense increased from $15.9 million in the second quarter of fiscal 2002 to $16.4 million for the second quarter of fiscal 2003, a 3.2% increase. Selling expenses as a percentage of net sales increased from 19.1% for the second quarter of fiscal 2002 to 19.2% for the second quarter of fiscal 2003. Year-to-date selling expense rose 6.5% from $30.9 million through the first half of fiscal 2002 to $33.0 million for the first half of fiscal 2003. As a percentage of net sales, selling expense in the first six months increased from 18.9% for fiscal 2002, to 19.7% for fiscal 2003. Increases in selling expenses, as a percentage of net sales, for both the three and six month periods of fiscal 2003 compared to the same periods of fiscal 2002 resulted primarily from higher payroll expenses with slight improvements in some expense categories.

General and administrative expenses increased from $2.5 million in the second quarter of fiscal 2002 to $3.4 million for the second quarter of fiscal 2003, a 35.5% increase. As a percentage of net sales, general and administrative expenses increased from 3.0% for the second quarter of fiscal 2002 to 4.0% for the second quarter of fiscal 2003. For the first half of fiscal 2003, general and administrative expense rose 21.8% from $5.1 million for the six months ended August 3, 2002, to $6.2 million for the six months ended August 2, 2003. As a percentage of net sales, general and administrative expense increased to 3.7% for the first half of fiscal 2003 compared to 3.1% for the first half of fiscal 2002. Increases in general and administrative expenses, as a percentage of net sales, for both the three and six month periods of fiscal 2003 compared to the same periods of fiscal 2002 resulted primarily from higher payroll expenses and from a change in the method of allocating airplane expenses.

As a result of the above changes, the Company's income from operations decreased $0.6 million to $4.7 million for the second quarter of fiscal 2003 compared to $5.4 million for the second quarter of fiscal 2002, an 11.6% decrease. Income from operations was 5.5% of net sales for the second quarter of fiscal 2003 compared to 6.4% of net sales for the second quarter of fiscal 2002. Income from operations, year-to-date through August 2, 2003, was $8.3 million, a $2.6 million decrease from the first half of the prior year. Income from operations was 5.0% of net sales for the first six months of fiscal 2003 compared to 6.7% for the first six months of fiscal 2002

For the quarter ended August 2, 2003, other income decreased $0.2 million. For the six months ended August 2, 2003, other income decreased $0.3 million. Other income decreased in both the three and six-month periods of fiscal 2003 compared to the same periods of fiscal 2002 due to a reduction in interest income.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Income tax expense as a percentage of pre-tax income was 36.7% in both the second quarter and first half of fiscal 2003 compared to 37.2% in both the second quarter and first half of fiscal 2002.

Liquidity and Capital Resources

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 2003 and 2002, the Company's cash flow used by operating activities was $3.2 and $3.6 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first half of fiscal 2003 compared to the first half of fiscal 2002 were primarily due to changes in investments and increased purchases of property and equipment.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. As of August 2, 2003, the Company had working capital of $144.8 million, including $72.6 million of cash and cash equivalents and investments of $19.7 million. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were minor bank borrowings during the first half of fiscal 2003 and none during the first half of fiscal 2002.

During the first half of fiscal 2003 and 2002 the Company invested $8.5 million and $4.1 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.5 million and $0.4 million in the first half of fiscal 2003 and 2002, respectively, in capital expenditures for the corporate headquarters and distribution center.

During the remainder of fiscal 2003, the Company anticipates completing approximately twelve additional store construction projects, including approximately seven new stores and approximately five stores to be remodeled and/or relocated. As of August 2, 2003, three additional lease contracts have been signed, and additional leases are in various stages of negotiation.

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

The following tables identify the material obligations and commitments as of August 2, 2003:


                                                   Payments Due by Period
  Contractual obligations  ------------------------------------------------------------------------
     (dollar amounts in                     Less than                                     After 5
         thousands)            Total         1 year       1-3 years       4-5 years        years
------------------------   ------------   ------------   ------------   ------------   ------------
Long term debt             $         --   $         --   $         --   $         --   $         --
                           ------------   ------------   ------------   ------------   ------------

Operating leases           $    201,963   $     28,808   $     53,827   $     47,635   $     71,693
                           ------------   ------------   ------------   ------------   ------------

Total contractual
obligations                $    201,963   $     28,808   $     53,827   $     47,635   $     71,693
                           ------------   ------------   ------------   ------------   ------------



                                                                  Amount of Commitment Expiration Per Period
                                                      -----------------------------------------------------------------
      Other Commercial                Total Amounts      Less than       1-3 years        4-5 years      After 5 years
Commitments (dollar amounts             Committed        1 year
       in thousands)
----------------------------------   --------------   --------------   --------------   --------------   --------------
Lines of Credit                      $        7,500   $        7,500   $           --   $           --   $           --
                                     --------------   --------------   --------------   --------------   --------------

Letters of Credit                    $       10,000   $       10,000   $           --   $           --   $           --
                                     --------------   --------------   --------------   --------------   --------------

Total Commercial Commitments         $       17,500   $       17,500   $           --   $           --   $           --
                                     --------------   --------------   --------------   --------------   --------------


Seasonality and Inflation

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2000, 2001, and 2002, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended August 2, 2003, and August 3, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

Internal controls are procedures, effected by a company's board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations. Disclosure controls and procedures are internal controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As reported in the "Certifications" Section of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures as of August 2, 2003, concluding that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the August 2, 2003 evaluation.

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

Item 1.   Legal Proceedings:                                           None

Item 2.   Changes in Securities:                                       None

Item 3.   Defaults Upon Senior Securities:                             None

Item 4.   Submission of Matters to a Vote of Security Holders:

          (a)  May 29, 2003, Annual Meeting

          (b)  Board of Directors:
                    Daniel J. Hirschfeld           Robert E. Campbell
                    Dennis H. Nelson               William D. Orr
                    Karen B. Rhoads                Ralph M. Tysdal
                    James E. Shada                 Bruce L. Hoberman
                    Bill L. Fairfield              David A. Roehr


                                                                    NUMBER OF SHARES*
                                                                    ----------------
                                                              For         Against      Abstain         Del N-Vote
                                                           ----------     -------     ----------       ----------
     (c) 1. Election of Board of Directors:
                    Daniel J. Hirschfeld                   20,118,030           0        939,704
                    Dennis H. Nelson                       19,947,454           0      1,110,280
                    Karen B. Rhoads                        19,947,581           0      1,110,153
                    James E. Shada                         19,947,581           0      1,110,153
                    Bill L. Fairfield                      20,319,821           0        737,913
                    Robert E. Campbell                     20,637,317                    420,417
                    William D. Orr                         20,635,068           0        422,666
                    Ralph M. Tysdal                        20,637,878           0        419,856
                    Bruce L. Hoberman                      20,635,189           0        422,545
                    David A. Roehr                         20,320,791           0        736,943

         2. Appoint Deloitte & Touche LLP
            as independent auditors.                       20,352,233      27,615          4,610           673,276

         3. Approve Company's 2003
            Management Incentive Program                   20,132,783     240,256         11,419           673,276

         *includes only shares represented in person or by proxy at the annual meeting


     (d)  None

Item 5.   Other Information:                  None

Item 6.   Exhibits and Reports on Form 8-K:

     (a) Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) One report on Form 8-K was filed by the Company during the quarter ended August 3, 2002. On May 15, 2003, we issued a press release announcing our first quarter 2003 earnings, filed on Form 8-K with the SEC on May 16, 2003.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                               THE BUCKLE, INC.


Dated:      September 12, 2003              /s/   DENNIS H. NELSON
       --------------------------           -----------------------------------
                                            DENNIS H. NELSON, President and CEO



Dated:      September 12,  2003             /s/   KAREN B. RHOADS
       --------------------------           -----------------------------------
                                            KAREN B. RHOADS, Vice President
                                                         of Finance and CFO