Form 10-Q
period 2003-11-01
BUCKLE INC
filed 2003-12-15
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended NOVEMBER 1, 2003

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



          -------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of December 12, 2003 was 21,161,771 shares of Common Stock.

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

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)



ASSETS                                                  November 1,   February 1,
CURRENT ASSETS                                             2003          2003
                                                       -----------    ----------
Cash and cash equivalents                              $  87,338      $  92,976
Investments                                               16,701         15,450
Accounts receivable, net of
  allowance of $181,000 and $217,000, respectively         3,681          1,390
Inventory                                                 84,081         60,041
Prepaid expenses and other assets                          9,431          8,277
                                                       ---------      ---------
              Total current assets                       201,232        178,134

PROPERTY AND EQUIPMENT                                   136,461        130,013
Less accumulated depreciation and amortization            70,265         65,407
                                                       ---------      ---------
                                                          66,196         64,606


LONG-TERM INVESTMENTS                                     53,789         54,548
OTHER ASSETS                                               3,658          2,512
                                                       ---------      ---------

                                                       $ 324,875      $ 299,800
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                       $  18,086      $  13,318
Accrued employee compensation                              6,728         10,556
Accrued store operating expenses                           5,751          4,487
Gift certificates redeemable                               1,827          2,855
Income taxes payable                                       8,893          2,966
                                                       ---------      ---------
               Total current liabilities                  41,285         34,182

DEFERRED COMPENSATION                                      1,336            946
                                                       ---------      ---------
               Total liabilities                          42,621         35,128

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,376,489 and
  21,045,404 shares, respectively                            214            210
Additional paid-in capital                                22,019         18,089
Retained earnings                                        263,001        246,373
Unearned compensation                                     (2,980)          --
                                                       ---------      ---------
               Total stockholders' equity                282,254        264,672
                                                       ---------      ---------

                                                       $ 324,875      $ 299,800
                                                       =========      =========


See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                           Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                         ------------------------       ----------------------------
                                         November 1,  November 2,       November 1,      November 2,
                                            2003        2002               2003             2002
                                         ----------   -----------       -----------     ------------
SALES, net of returns and allowances     $121,325        $114,436         $288,721         $277,807

COST OF SALES (including buying,
  distribution and occupancy costs)        77,680          74,198          197,609          190,643
                                         --------        --------         --------         --------

      Gross profit                         43,645          40,238           91,112           87,164
                                         --------        --------         --------         --------

OPERATING EXPENSES:
Selling                                    21,353          20,526           54,312           51,474
General and administrative                  3,822           2,518            9,998            7,590
                                         --------        --------         --------         --------
                                           25,175          23,044           64,310           59,064
                                         --------        --------         --------         --------

      Income from operations               18,470          17,194           26,802           28,100

OTHER INCOME, Net                             776             770            2,848            3,187
                                         --------        --------         --------         --------
      Income before income taxes           19,246          17,964           29,650           31,287

PROVISION FOR INCOME TAXES                  7,063           6,700           10,885           11,656
                                         --------        --------         --------         --------

NET INCOME                               $ 12,183        $ 11,264         $ 18,765         $ 19,631
                                         ========        ========         ========         ========

Per share amounts:
   Basic income per share                $   0.57        $   0.53         $   0.89         $   0.93
                                         ========        ========         ========         ========
   Diluted income per share              $   0.56        $   0.52         $   0.87         $   0.90
                                         ========        ========         ========         ========

   Basic weighted average shares           21,207          21,127           21,091           21,144
   Diluted weighted average shares         21,682          21,738           21,603           21,874


See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                             Thirty-nine Weeks Ended
                                                                    ---------------------------------------
                                                                    November 1, 2003     November 2, 2002
                                                                    -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                      $  18,765              $  19,631
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                   9,369                  8,762
           (Gain)/loss on disposal of assets                                546                   (187)
           Amortization of unearned compensation-restricted stock           802                     95
      Changes in operating assets and liabilities
            Accounts receivable                                          (2,291)                   378
            Inventory                                                   (24,040)               (31,808)
            Prepaid expenses and other assets                            (1,154)                  (931)
            Accounts payable                                              4,768                  5,657
            Accrued employee compensation                                (3,828)                (3,679)
            Accrued store operating expenses                              1,264                    816
            Gift certificates redeemable                                 (1,028)                  (744)
            Income taxes payable                                          5,927                  2,951
            Deferred compensation                                           390                    (12)
                                                                      ---------              ---------
         Net cash flows from operating activities                         9,490                    929
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                           (23,161)               (32,534)
      Proceeds from maturities of investments                            22,669                 11,815
      Purchase of property and equipment                                (11,505)               (17,667)
      Change in other assets                                             (1,146)                    28
                                                                      ---------              ---------
         Net cash flows from investing activities                       (13,143)               (38,358)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                         1,553                    536
      Purchases of common stock                                          (1,401)                (1,986)
      Dividends paid to shareholders                                     (2,137)                  --
                                                                      ---------              ---------
          Net cash flows from financing activities                       (1,985)                (1,450)
                                                                      ---------              ---------

Net decrease in cash and cash equivalents                                (5,638)               (38,879)

Cash and cash equivalents, Beginning of period                           92,976                101,915
                                                                      ---------              ---------

Cash and cash equivalents, End of period                              $  87,338              $  63,036
                                                                      =========              =========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
                                   (Unaudited)

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 319 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of November 1, 2003, and 305 stores in 37 states as of November 2, 2002. During the third quarter of fiscal 2003, the Company opened six new stores and substantially renovated six stores. During the third quarter of fiscal 2002, the Company opened five new stores.

         The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:



                            Percentage of Net Sales            Percentage of Net Sales
                             Thirteen Weeks Ended              Thirty-nine Weeks Ended
                           ---------------------------      -----------------------------
Merchandise Group          Nov. 1, 2003   Nov. 2, 2002      Nov. 1, 2003     Nov. 2, 2002
                           ------------   ------------      ------------     ------------
  Denims                     39.6%           35.6%              35.3%             32.3%
  Slacks/Casual bottoms       5.1%            4.0%               3.9%              3.5%
  Tops (incl. sweaters)      31.4%           31.9%              32.3%             31.9%
  Sportswear/Fashions         1.0%            1.3%               6.5%              6.7%
  Outerwear                   4.6%            6.1%               2.3%              3.0%
  Accessories                10.1%           10.4%              10.0%             10.6%
  Footwear                    8.2%           10.6%               9.6%             11.8%
  Other                       0.0%            0.1%               0.1%              0.2%
                            -----           -----              -----             -----
                            100.0%          100.0%             100.0%            100.0%
                            =====           =====              =====             =====

3. Stock-Based Compensation - The Company has several stock-based employee compensation plans, which are described more fully in the footnotes included in the Company's 2002 Annual Report. As of November 1, 2003, 240,135 shares were available for grant under the various plans, of which 108,200 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
                                   (Unaudited)

     The Company also has a restricted stock plan. During the second quarter of 2003, the Compensation Committee of the Board of Directors of the Buckle, Inc., granted 169,840 shares of performance-based restricted stock to certain key members of management, subject to shareholder approval. The total estimated value of these restricted shares as of November 1, 2003 is approximately $3.8 million.

     These shares are restricted based upon the Company attaining certain financial performance goals set for the last three quarters of the current fiscal year, which ends on January 31, 2004. If the Company achieves the performance goals set, the shares granted will then vest on January 29, 2005, which is the last day of the Company's 2004 fiscal year. The Company anticipates recording the associated compensation expense ratably through the completion of the vesting period. The company recorded compensation expense of $.6 million in the third quarter of fiscal 2003 and $.8 million year-to-date for fiscal 2003 related to the restricted stock grant.

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                         Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                      ---------------------------   ----------------------------
                                      Nov. 1, 2003   Nov. 2, 2002    Nov. 1, 2003   Nov. 2, 2002
                                      ---------------------------   ----------------------------
Net income, as reported                 $   12,183   $   11,264      $   18,765      $   19,631
Add:  Stock-based employee
compensation expense included in
reported net income, net of
related tax effects                            377           20             509              60
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related
tax effects                                 (1,053)        (742)         (2,536)         (2,224)

                                        -----------------------      --------------------------
Pro forma net income                    $   11,507   $   10,542      $   16,738      $   17,467
                                        =======================      ==========================
Earnings per share:
Basic - as reported                     $      .57   $      .53      $      .89      $      .93
                                        =======================      ==========================

Basic - pro forma                       $      .54   $      .50      $      .79      $      .83
                                        =======================      ==========================

Diluted - as reported                   $      .56   $      .52      $      .87      $      .90
                                        =======================      ==========================

Diluted - pro forma                     $      .53   $      .48      $      .77      $      .80
                                        =======================      ==========================

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
                                   (Unaudited)

4. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.


                                       Thirteen Weeks Ended                 Thirteen Weeks Ended
                                         November 1, 2003                      November 2, 2002
                                 ---------------------------------    ---------------------------------
                                                            Per                                 Per
                                   Income      Shares      Share        Income     Shares      Share
                                                           Amount                              Amount
                                 ---------------------------------    ---------------------------------
Basic EPS
  Net Income                      $12,183      21,207     $  0.57      $11,264      21,127     $  0.53

Effect of Dilutive Securities
  Stock Options                      --           475       (0.01)        --           611       (0.01)
                                  -------------------------------      -------------------------------
Diluted EPS                       $12,183      21,682     $  0.56      $11,264     $21,738     $  0.52
                                  ===============================      ===============================


                                      Thirty-nine Weeks Ended              Thirty-nine Weeks Ended
                                         November 1, 2003                      November 2, 2002
                                 ---------------------------------     --------------------------------
                                                            Per                                 Per
                                   Income       Shares     Share        Income     Shares      Share
                                                           Amount                              Amount
                                 ---------------------------------     --------------------------------
Basic EPS
  Net Income                      $18,765      21,091     $  0.89       $19,631      21,144     $  0.93

Effect of Dilutive Securities
  Stock Options                      --           512       (0.02)         --           730       (0.03)
                                  -------------------------------       -------------------------------
Diluted EPS                       $18,765      21,603     $  0.87       $19,631      21,874     $  0.90
                                  ===============================       ===============================


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

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
                                   (Unaudited)

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

   SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The effective date for mandatorily redeemable financial instruments issued by non-public entities is fiscal periods beginning after December 15, 2004. The adoption of SFAS No. 150 is not expected to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

                                 THE BUCKLE, INC
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      NOVEMBER 1, 2003 AND NOVEMBER 2, 2002
                                   (Unaudited)

   FASB Interpretation No. 46, Consolidation of Variable Interest Entities - (an Interpretation of ARB No. 51), was issued in January 2003. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and is effective in the first fiscal year beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB deferred the effective date of FIN No. 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements entered into prior to February 1, 2003. The FIN requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest (or combination of variable interests) that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur or both. Management believes the adoption of the interpretation will not have a significant effect on the Company's financial position, results of operations or cash flows of the Company.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended November 1, 2003, and November 2, 2002:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS


                                          Percentage of Net Sales                        Percentage of Net Sales
                                     -------------------------------------       -------------------------------------
                                       Thirteen weeks ended  Percentage           Thirty-nine weeks ended Percentage
                                      Nov. 1,       Nov. 2,     increase          Nov. 1,      Nov. 2,      increase
                                       2003          2002       (decrease)         2003         2002       (decrease)
                                     ------------------------------------        -------------------------------------
Net sales                             100.0%        100.0%         6.0%           100.0%       100.0%          3.9%
Cost of sales (including
 buying, distribution and
 occupancy costs)                      64.0%         64.8%         4.7%            68.4%        68.6%          3.7%
                                      ----------------------------------          ----------------------------------
Gross profit                           36.0%         35.2%         8.5%            31.6%        31.4%          4.5%
Selling expenses                       17.6%         18.0%         4.0%            18.8%        18.5%          5.5%
General and
  administrative expenses               3.2%          2.2%        51.8%             3.5%         2.7%         31.7%
                                      ----------------------------------          ----------------------------------
Income from operations                 15.2%         15.0%         7.4%             9.3%        10.2%        (4.6)%
Other income, net                       0.6%          0.7%         0.8%             1.0%         1.1%       (10.6)%
                                      ----------------------------------          ---------------------------------
Income before income
   Taxes                               15.8%         15.7%         7.1%            10.3%        11.3%        (5.2)%
Provision for income tax                5.8%          5.9%         5.4%             3.8%         4.2%        (6.6)%
                                      ----------------------------------          ---------------------------------
Net income                             10.0%          9.8%         8.2%             6.5%         7.1%        (4.4)%
                                      ==================================          =================================


Net sales increased from $114.4 million in the third quarter of fiscal 2002 to $121.3 million in the third quarter of fiscal 2003, a 6.0% increase. Comparable store sales increased from the third quarter of fiscal 2002 to the third quarter of fiscal 2003 by $1.5 million or 1.3%. Comparable store sales increased despite a 3.8% decrease in the average price per piece of merchandise sold compared with the fiscal 2002 third quarter.

Net sales increased from $277.8 million in the first nine months of fiscal 2002 to $288.7 million for the first nine months of fiscal 2003, a 3.9% increase. Comparable store sales for the thirty-nine weeks ended November 1, 2003 compared to the thirty-nine weeks ended November 2, 2002 decreased $0.4 million or 0.1%. Sales growth for this thirty-nine week period was attributable to the inclusion of a full nine months of operating results for the 11 stores opened in 2002 and the opening of 15 new stores in the first thirty-nine weeks of fiscal 2003. Average sales per square foot decreased 1.4% from $190.98 to $188.40 for the nine months ended November 1, 2003.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $3.4 million in the third quarter of fiscal 2003 to $43.6 million, an 8.5% increase. As a percentage of net sales, gross profit increased from 35.2% in the third quarter of fiscal 2002 to 36.0% in the third quarter of fiscal 2003. Gross profit increased $3.9 million for the first thirty-nine weeks of fiscal 2003 to $91.1 million, a 4.5% increase. As a percentage of net sales, gross profit in the first nine months increased from 31.4% for fiscal 2002, to 31.6% for fiscal 2003. The primary reason for improvement in gross profit as a percentage of net sales, for both the three and nine month periods of fiscal 2003 compared to the same periods of fiscal 2002, is improvement in actual merchandise margins partially offset by higher occupancy costs.

Selling expense increased from $20.5 million in the third quarter of fiscal 2002 to $21.4 million for the third quarter of fiscal 2003, a 4.0% increase. Selling expenses as a percentage of net sales decreased from 18.0% for the third quarter of fiscal 2002 to 17.6% for the third quarter of fiscal 2003. Year-to-date selling expense rose 5.5% from $51.5 million through the first nine months of fiscal 2002 to $54.3 million for the first nine months of fiscal 2003. As a percentage of net sales, selling expense in the first nine months increased from 18.5% for fiscal 2002, to 18.8% for fiscal 2003. Decreases in selling expense, as a percentage of net sales, for the three-month period of fiscal 2003 compared to the same period of fiscal 2002, resulted primarily from improvements in payroll expenses along with slight improvements in some other expense categories. Year-to-date, the third quarter improvement in payroll expense is offset by the increases in the same category during the first two quarters of fiscal 2003, resulting in selling expense for the nine month period of fiscal 2003 up 5.5% compared to the same nine month period of fiscal 2002.

General and administrative expenses increased from $2.5 million in the third quarter of fiscal 2002 to $3.8 million for the third quarter of fiscal 2003, a 51.8% increase. As a percentage of net sales, general and administrative expenses increased from 2.2% for the third quarter of fiscal 2002 to 3.2% for the third quarter of fiscal 2003. For the first nine months of fiscal 2003, general and administrative expense rose 31.7% from $7.6 million for the nine months ended November 2, 2002, to $10.0 million for the nine months ended November 1, 2003. As a percentage of net sales, general and administrative expense increased to 3.5% for the first nine months of fiscal 2003 compared to 2.7% for the first nine months of fiscal 2002. Increases in general and administrative expenses, as a percentage of net sales, for both the three and nine month periods of fiscal 2003 compared to the same periods of fiscal 2002, resulted primarily from higher payroll expenses and from a loss on disposal of assets for fiscal 2003 compared to a gain on disposal of assets for fiscal 2002.

As a result of the above changes, the Company's income from operations increased $1.3 million to $18.5 million for the third quarter of fiscal 2003 compared to $17.2 million for the third quarter of fiscal 2002, a 7.4% increase. Income from operations was 15.2% of net sales for the third quarter of fiscal 2003 compared to 15.0% of net sales for the third quarter of fiscal 2002. Income from operations, year-to-date through November 1, 2003, was $26.8 million, a $1.3 million decrease from the first nine months of the prior year. Income from operations was 9.3% of net sales for the first nine months of fiscal 2003 compared to 10.2% for the first nine months of fiscal 2002.

For the quarter ended November 1, 2003, other income remained the same at $0.8 million. For the nine months ended November 1, 2003, other income decreased $0.3 million. Other income decreased in the nine-month period of fiscal 2003 compared to the same period of fiscal 2002 due to a reduction in interest income.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income tax expense as a percentage of pre-tax income was 36.7% in both the third quarter and first nine months of fiscal 2003 compared to 37.3% in both the third quarter and first nine months of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first nine months of fiscal 2003 and 2002, the Company's cash flow provided by operating activities was $9.5 and $0.9 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 were primarily due to changes in investments, a lower build-up of inventory and decreased purchases of property and equipment. During the third quarter of fiscal 2003, the Company paid its first ever quarterly dividend of $.10 per share, resulting in a cash pay out of $2.1 million.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. As of November 1, 2003, the Company had working capital of $159.9 million, including $87.3 million of cash and cash equivalents and investments of $16.7 million. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were minor bank borrowings during the first nine months of fiscal 2003 and none during the first nine months of fiscal 2002.

During the first nine months of fiscal 2003 and 2002 the Company invested $10.8 million and $8.1 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.7 million and $0.5 million in the first nine months of fiscal 2003 and 2002, respectively, in capital expenditures for the corporate headquarters and distribution center. In the third quarter of fiscal 2002, the Company purchased a corporate aircraft and sold its Citation III aircraft at a net additional cost of $9.1 million.

During the remainder of fiscal 2003, the Company anticipates completing one additional new store construction project. As of November 1, 2003, four additional lease contracts have been signed, and additional leases are in various stages of negotiation.

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

The following tables identify the material obligations and commitments as of November 1, 2003:

------------------------------------------------------------------------------------------------------
                                                 Payments Due by Period
------------------------------------------------------------------------------------------------------

  Contractual obligations         Total       Less than     1-3 years     4-5 years    After 5 years
     (dollar amounts in                        1 year
         thousands)
------------------------------------------------------------------------------------------------------
Long term debt                    $   --       $   --       $   --          $   --       $   --
------------------------------------------------------------------------------------------------------

Operating leases                  $206,631     $ 28,861     $ 54,751        $ 48,418     $ 74,601
------------------------------------------------------------------------------------------------------
Total contractual                 $206,631     $ 28,861     $ 54,751        $ 48,418     $ 74,601
obligations
------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
                                            Amount of Commitment Expiration Per Period
----------------------------------------------------------------------------------------------------------

      Other Commercial          Total Amounts      Less than      1-3 years     4-5 years    After 5 years
Commitments (dollar amounts       Committed          1 year
       in thousands)
----------------------------------------------------------------------------------------------------------
Lines of Credit                  $ 7,500           $  7,500        $  --         $  --        $  --
----------------------------------------------------------------------------------------------------------
Letters of Credit                $10,000           $ 10,000        $  --         $  --        $  --
----------------------------------------------------------------------------------------------------------
Total Commercial Commitments     $17,500           $ 17,500        $  --         $  --        $  --
----------------------------------------------------------------------------------------------------------


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2000, 2001, and 2002, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended November 1, 2003, and November 2, 2002.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

ITEM 4.  CONTROLS AND PROCEDURES

Internal controls are procedures, effected by a company's board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are internal controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As reported in the "Certifications" Section of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures as of November 1, 2003, concluding that the Company's disclosure controls and procedures were effective.

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

Item 4.   Submission of Matters to a Vote of Security Holders:         None

Item 5.   Other Information:                                           None

Item 6.   Exhibits and Reports on Form 8-K:


          (a)  Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) On August 14, 2003, we issued a press release announcing our second quarter 2003 earnings, filed on Form 8-K with the SEC on August 15, 2003. On September 16, 2003, we issued a press release announcing the Board of Director's approval of a $0.10 per share quarterly dividend, filed on Form 8-K with the SEC on September 18, 2003. On September 22, 2003, we issued a press release announcing the Buckle's participation in an investor's conference, filed on form 8-K with the SEC on September 22, 2003.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE BUCKLE, INC.


Dated:  December 15, 2003                    /s/  DENNIS H. NELSON
       ------------------                    -----------------------------------
                                             DENNIS H. NELSON
                                             President and CEO



Dated:  December 15, 2003                    /s/  KAREN B. RHOADS
       ------------------                    -----------------------------------
                                             KAREN B. RHOADS
                                             Vice President of Finance and CEO