Form 10-K
period 2004-01-31
BUCKLE INC
filed 2004-04-14
CIK 885245

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 31, 2004

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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $212,248,685.40 on March 26, 2004. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 7,553,334 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2004, was 21,550,980.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 15, 2004 for Registrant's 2004 Annual Meeting of Shareholders to be held May 28, 2004 are incorporated by reference in Part III.

                                THE BUCKLE, INC.

                                    FORM 10-K

                                JANUARY 31, 2004

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Business                                                             3

Item 2.  Properties                                                          12

Item 3.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                 13

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
                  Shareholder Matters                                        13

Item 6.  Selected Financial Data                                             13

Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         14

Item 8.  Financial Statements and Supplementary Data                         14

Item 9.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                        14

Item 9A. Controls and Procedures                                             14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 14

Item 11.  Executive Compensation                                             14

Item 12.  Security Ownership of Certain Beneficial Owners and Management     15


Item 13.  Certain Relationships and Related Transactions                     15

Item 14.  Accounting Fees                                                    15

                                     PART IV

Item 15.  Exhibits, Financial Statements, Schedules and Reports
                  on Form 8-K                                                15

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of January 31, 2004, the Company operated 316 retail stores in 38 states throughout the central United States, as well as in the northwest, southeast and southwestern states under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free alterations, free gift-wrapping, easy layaways, The Buckle private label credit card and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 131 stores at the start of 1994 to 316 stores by the close of fiscal 2003. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2003 refer to the 52-week period ended January 31, 2004. Fiscal 2002 refers to the 52-week period ended February 1, 2003 and fiscal 2001 refers to the 52-week period ended February 2, 2002.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name merchandise and providing a broad range of value-added services. The Company provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12- to 24-year old. The merchandise mix includes denims, slacks/casual bottoms, tops, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (36.2% of fiscal 2003 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (32.1% of fiscal 2003 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.

                                 Percentage of Net Sales
                              Fiscal     Fiscal     Fiscal
Merchandise Group              2003       2002       2001
-----------------              ----       ----       ----
Denims                          36.2%      32.8%      28.8%
Casual Bottoms                   3.8        3.7        5.0
Tops (including sweaters)       32.1       32.0       33.5
Sportswear/Fashion Clothes       4.5        4.8        5.7
Outerwear                        2.9        3.7        2.9
Accessories                     11.4       11.3       11.0
Footwear                         8.9       11.4       11.8
Other                            0.2        0.3        1.3
                               -----      -----      -----
     Total                     100.0%     100.0%     100.0%
                               =====      =====      =====

Brand name merchandise accounted for more than 80% of the Company's sales volume during fiscal 2003. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Silver, Fossil, Billabong, Ecko, Quiksilver/Roxy and Hurley. The Company believes brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store setting by maintaining a high level of customer service and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and, in order to fulfill this mission, we must provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card and a special order system which allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately five percent of net sales have been made on a layaway basis.

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

During fiscal 2002, the Company unveiled a totally new store design and corporate logo. The company worked with a national design firm to review architectural elements, including all wall systems, lighting, finishes and fixtures. The new design has been very positively received by guests, landlords and management. The last prior update to the store look was in fiscal 1997. New materials include: wood flooring, enhanced graphic elements, corrugated metals and Icon brand elements. Accessory and shoe fixtures were developed and rolled out to all stores in fiscal 2002. The Company opened the first new prototype stores in the summer of 2002 with all subsequent remodels and new stores featuring the new design. At the end of fiscal 2003, a total of 47 stores had the new look - 24 new stores and 23 remodeled locations.

The basic overall store architectural design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop and create a strong visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate.

                            MARKETING AND ADVERTISING

In fiscal 2003, the Company spent $4.3 million or 1.0% of net sales on advertising, promotions and in-store point of sale materials. In-store seasonal sign kits, promotional signage, image brochures and catalogs are used to enhance merchandising presentations and the stores' image. Promotions such as sweepstakes, gift with purchase offers and special events are designed to create a unique shopping experience for Buckle guests. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. The Buckle partners with key vendors on magazine opportunities and special promotions to extend its marketing reach. Radio advertising continues as a media source used to support special events and promotions such as sweepstakes, grand openings and end-of-season sales in approximately 75% of the Company's markets.

In 2002, along with the new store concept, the Company rolled out a new logo to create a stronger brand identity for the Buckle. The new logo includes a B-Icon element and signature red color. All marketing materials and supplies were redesigned to translate the new brand identity throughout the Company including the retail stores, online and corporate communication.

The Company offers programs to strengthen relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as coupons and other special targeted mailings. In 2003, the Buckle continued its B-Rewards, an exclusive rewards program for Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards merchandise certificates at the end of each Rewards program inviting them back into the store at the start of the next season. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

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

                                STORE OPERATIONS

The Company has an Executive Vice President of Sales, a Vice President of Sales, 18 district managers and 56 area managers. Eleven of the district managers and all of the area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

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

Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the performance of stores in their district/area. Store managers perform sales training of new employees at the store level. Salespeople displaying particular talent are generally assigned to stores operated by district managers for training as a store manager.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in approximately 99% of the Company's stores as well as surveillance camera systems in approximately 74% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales for fiscal 2003, 0.6% of net sales for fiscal 2002 and 0.7% for fiscal year 2001.

The average store is approximately 4,900 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has a very experienced buying team. The buying team includes the President, the Vice President of Women's Merchandising, one women's merchandiser, two men's merchandisers and six buyers. The top four members of this buying team combined, have over 100 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

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

In fiscal 2003, Lucky Brand Dungarees made up 24.3% of the Company's net sales. No other vendor accounted for more than 10% of the Company's sales. Other current significant vendors include Silver, Fossil, Ecko, Mavi, Billabong, Quiksilver/Roxy and Hurley. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company's is currently looking into a building expansion that would allow further growth in office space as well as additional space for our supplies department and the online store. Our distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

To reduce inter-store shipping costs and provide more timely restocking of in-season merchandise, the Company warehouses a portion of initial shipments for later distribution. Sales reports are then used to replenish, on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors and sizes of merchandise. This system is also designed to prevent an over-crowded look in the stores at the beginning of a season.

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2004, the Company operated 318 stores in 38 states, including 2 stores opened in fiscal 2004. The existing stores are in 4 downtown locations, 11 strip centers, 7 lifestyle centers and 296 shopping malls. The Company anticipates opening approximately 10 additional new stores in fiscal 2004. All new stores for fiscal 2004 are expected to be located in higher traffic shopping malls except for two which are expected to be located in a lifestyle centers. The following table lists the location of existing stores as of April 1, 2004.

                               Location of Stores

                                             Number of                                                Number of
         State                                Stores                  State                             Stores

         Alabama                                 5                    Nebraska                             16
         Arizona                                 6                    Nevada                                1
         Arkansas                                5                    New Mexico                            4
         California                             10                    North Carolina                        7
         Colorado                               12                    North Dakota                          3
         Florida                                 3                    Ohio                                 12
         Georgia                                 3                    Oklahoma                             13
         Idaho                                   5                    Oregon                                2
         Illinois                               16                    Pennsylvania                          4
         Indiana                                12                    South Carolina                        1
         Iowa                                   19                    South Dakota                          3
         Kansas                                 16                    Tennessee                             8
         Kentucky                                6                    Texas                                33
         Louisiana                               7                    Utah                                  9
         Michigan                               18                    Virginia                              2
         Minnesota                              11                    Washington                            7
         Mississippi                             5                    West Virginia                         2
         Missouri                               13                    Wisconsin                            13
         Montana                                 5                    Wyoming                               1
                                                                                                          ---
                                                                      Total                               318
                                                                                                          ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 131 at the beginning of 1994 to 316 at the end of fiscal 2003. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1994 to the end of fiscal 2003:

       Total Number of Stores Per Year

 Fiscal          Open at start         Opened in          Closed in
  Year               of year         Current Year       Current Year         Total
  1994                  131                 16                 -              147
  1995                  147                 17                 -              164
  1996                  164                 17                 -              181
  1997                  181                 19                 1              199
  1998                  199                 24                 1              222
  1999                  222                 27                 1              248
  2000                  248                 28                 2              274
  2001                  274                 24                 3              295
  2002                  295                 11                 2              304
  2003                  304                 16                 4              316

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

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $710,000, including construction costs of approximately $560,000 (prior to any construction allowance received) and inventory costs of approximately $150,000, net of accounts payable.

The Company anticipates opening approximately 12 new stores during fiscal 2004 and completing the remodeling of approximately 8 existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2004, it is estimated that each will receive full remodeling. The Company has budgeted a total of $22.0 million (before estimated construction allowances from landlords of $3.1 million) for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2004.

The Company plans to expand in 2004 by opening stores in existing markets. New store openings are generally scheduled to coincide with the increased customer traffic of the Easter, back-to-school or Christmas holiday shopping seasons.

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

                                    EMPLOYEES

As of January 31, 2004, the Company had approximately 5,800 employees - approximately 1,046 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 300 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of January 31, 2004, 867 employees participated in the medical plan, 877 in the dental plan, 848 in the life insurance plan, 822 in the long-term disability plan and 332 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise areas, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Hollister, Hot Topic, Gap and Pacific Sunwear. The men's market also competes with certain department stores, such as Dillards, Federated stores, May Company stores,

Saks and other local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

In the women's merchandise area, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal and Vanity. The women's sales also compete with department stores, such as Dillards, Federated stores, May Company stores, Saks and certain local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers. Many of the Company's competitors are considerably larger and have substantially greater financial, marketing and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future. Furthermore, while the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is intense.

                                   TRADEMARKS

"BUCKLE", "BKLE", "RECLAIM", "BKE", "THE BUCKLE" and "GIMMICK" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

                        EXECUTIVE OFFICERS OF THE COMPANY

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

DANIEL J. HIRSCHFELD, AGE 62. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 54. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 45. Ms. Rhoads is the Vice-President - Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices during college and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Company since November 1987.

JAMES E. SHADA, AGE 48. Mr. Shada is Executive Vice President - Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and served as Vice President of Sales from April 19, 1991 until such date. Mr. Shada was elected Director of the Company on May 30, 2002. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in site selection and development and education of personnel as store managers and as area and district managers.

BRETT P. MILKIE, AGE 44. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

KARI SMITH, AGE 40. Ms. Smith is Vice President - Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

PATRICIA WHISLER, AGE 47. Ms. Whisler is Vice President of Women's Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

      CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Such statements are made in good faith by the Company and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. In connection with these safe-harbor provisions, the Company is providing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in any forward-looking statements which reflect management's current views and estimates of future economic conditions, company performance and financial results. The statements are based on many estimates, assumptions and uncertainties that could cause future results to differ materially from those projected in any such forward-looking statements. All forward-looking statements included in this report (including Exhibit 13, Annual Report to Shareholders), are based upon information available to the Company as of the date of this report. The Company further cautions that the risk factors contained herein are not exhaustive or exclusive. The Company does not assume any obligation to update or revise any forward-looking statements to reflect events or circumstances that occur after such statements are made. Some of the uncertainties include the following:

MERCHANDISING/FASHION SENSITIVITY. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately and timely to the changes in fashion trends could have a material adverse effect on the Company's business, financial condition and results of operations. Misjudgments or unanticipated fashion changes could also have a material adverse effect on the Company's image with its customers.

PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 18% and 11% of the net sales for fiscal 2003 and fiscal 2002, respectively. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company's private label products generally earn a higher margin than branded product, thus changes in the private label mix may have a material adverse effect on the Company's sales, merchandise margin, financial condition and results of operations.

FLUCTUATIONS IN COMPARABLE STORE NET SALES RESULTS. The Company's comparable store net sales results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales results, including changes in fashion trends, changes in the Company's merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. The Company's comparable store net sales results for a particular period in the future may decrease. As a result of these or other factors, the Company's future comparable sales are likely to have a significant effect on the market price of the Company's common stock.

EXPANSION AND MANAGEMENT OF GROWTH. The Buckle, Inc.'s continued growth depends on its ability to open and operate stores on a profitable basis and management's ability to manage planned expansion. During fiscal 2004, the Company plans to open 12 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company's control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. Any failure to manage growth could have a material adverse effect on the Company's business, financial condition and results of operations.

RELIANCE ON KEY PERSONNEL. The continued success of the Buckle, Inc. is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success in the future will also be dependent upon the Company's ability to attract and retain qualified personnel. The Company's failure to attract and retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON A SINGLE DISTRIBUTION FACILITY. The distribution function for all of the Company's stores is handled from a single facility in Kearney, Nebraska. Any significant interruption in the operation of the distribution facility due to natural disasters, system failures or other unforeseen causes would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the current facilities will be adequate to support the Company's future growth.

RELIANCE ON FOREIGN SOURCES OF PRODUCTION. The Company purchases a portion of its private label merchandise directly in foreign markets. In addition, some of the Company's domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes and other charges on imports and local business practice and political issues which may result in adverse publicity. The Company's inability to rely on foreign sources of production due to these or other causes could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company cautions that the risk factors described above could cause actual results to vary materially from those anticipated from any forward-looking statements made by or on behalf of the Company. Management cannot assess the impact of each factor on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to vary from those contained in forward-looking statements.

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

The current terms of the Company's leases, including automatic renewal options, expire on or before January 31st of each of the following years:

                           Number of expiring
   Year                           leases
   2005                             49
   2006                             34
   2007                             27
   2008                             23
   2009                             24
   2010                             44
   2011                             38
   2012 and later                   79
                                    --
   Total                           318
                                   ===

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building provides approximately 179,000 square feet of space with over 70% of the area being allocated for the distribution and returns-to-vendor departments. During fiscal 2000, the Company purchased a 40,000 square foot building with warehouse and office space near the corporate headquarters, which has given the Company flexibility in its growth. The Company also acquired a 50-year lease, with favorable lease terms, on the land the building is built upon.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2003.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company's first ever cash dividend of 10 cent per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004.

The number of record holders of the Company's common stock as of March 26, 2004 was 375. Based upon information from the principal market makers, the Company believes there are more than 3,000 beneficial owners. The closing price of the Company's common stock on March 26, 2004 was $28.10.

Additional information required by this item is incorporated by reference to the information on page 32 of the Company's 2003 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K. The remainder of the information required by this item appears under the caption "Equity Compensation Plan Information" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 9 in the Company's 2003 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 10 through 15 in the Company's 2003 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that we borrow under our line of credit facility, we would be exposed to market risk related to changes in interest rates. As of January 31, 2004, no borrowings were outstanding under our line of credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short- and long-term investments of excess cash in short- and long-term investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on those investments.

We have certain investments that generate interest income. These investments have carrying values that are subject to interest rate changes that could impact our earnings to the extent that we did not hold the investments to maturity.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the independent auditors' report thereon of Deloitte & Touche LLP, dated March 4, 2004, appearing on pages 16 through 31 of the Company's 2003 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the company evaluated, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer (CEO) and Chief Financial Officer (CFO), the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective in alerting them, in a timely manner, to material information relating to the Company required to be included in the Company's periodic SEC filings.

Additionally, the CEO and CFO determined that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their most recent evaluation.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 and 11 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the caption "Executive Compensation and Other Information" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the caption "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES

Information regarding the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years in each of the following categories: (1) audit fees, (2) audit-related fees, (3) tax fees and (4) all other fees, is set forth in the Audit Committee Report segment of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) FINANCIAL STATEMENTS

The Company's 2003 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 16 through 31 and they are hereby incorporated by reference to this report:

      Balance Sheets as of January 31, 2004, and February 1, 2003 Statements of Income for each of the three years in the period ended January 31, 2004 Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2004 Statements of Cash Flows for each of the three years in the period ended January 31, 2004 Notes to Financial Statements for each of the three years in the period ended January 31, 2004 Independent Auditors' Report

(A) (2) FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 17.

(B)  REPORTS ON FORM 8-K

On December 16, 2003, we issued a press release announcing our third quarter 2003 earnings, filed on Form 8-K with the SEC on December 17, 2003.

(C)  EXHIBITS

See index to exhibits on pages 18 through 20.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE BUCKLE, INC.

Date:  April 13, 2004         By:      /s/ DENNIS H. NELSON
                                       -----------------------------------
                                       Dennis H. Nelson,
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of April, 2004.

/s/ DANIEL J. HIRSCHFELD
-----------------------------------------             --------------------------
Daniel J. Hirschfeld                                  Bill L. Fairfield
Chairman of the Board and Director                    Director


/s/ DENNIS H. NELSON
-----------------------------------------             --------------------------
Dennis H. Nelson                                      Ralph M. Tysdal
President and Chief Executive Officer                 Director
     and Director

/s/ KAREN B. RHOADS
-----------------------------------------             --------------------------
Karen B. Rhoads                                       Bruce L. Hoberman
Vice President of Finance and                         Director
     Chief Financial Officer and Director

/s/ JAMES E. SHADA
-----------------------------------------             --------------------------
James E. Shada                                        David A. Roehr
Executive Vice President of Sales and Director        Director


/s/ ROBERT E. CAMPBELL                                /s/ WILLIAM D. ORR
-----------------------------------------             --------------------------
Robert E. Campbell                                    William D. Orr
Director                                              Director

                          INDEPENDENT AUDITORS' REPORT

BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc., ("the Company") as of January 31, 2004 and February 1, 2003, and for each of the three years in the period ended January 31, 2004, and have issued our report thereon dated March 4, 2004; such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Omaha, Nebraska
March 4, 2004

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 Allowance for
                                                Doubtful Accounts
Balance, February 3, 2001                          $ 250,000

         Amounts charged to costs and expenses       816,276
         Write-off of uncollectible accounts        (816,276)
                                                   ---------
Balance, February 2, 2002                            250,000


         Amounts charged to costs and expenses       856,309
         Write-off of uncollectible accounts        (889,309)
                                                   ---------
Balance, February 1, 2003                            217,000


         Amounts charged to costs and expenses       769,383
         Write-off of uncollectible accounts        (805,383)
                                                   ---------
Balance, January 31, 2004                          $ 181,000
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

          (10)    Material Contracts

                  (10.1)    1991 Stock Incentive Plan                              Exhibit 10.1 to Form S-1
                                                                                   No. 33-46294

                  (10.2)    1991 Non-Qualified Stock Option Plan                   Exhibit 10.2 to Form S-1
                                                                                   No. 33-46294

                  (10.3)    Non-Qualified Stock Option Plan and                    Exhibit 10.3 to Form S-1
                               Agreement With Dennis Nelson                        No. 33-46294

                  (10.4)    Acknowledgment for Dennis H. Nelson
                               dated April 5, 2004

                  (10.5)    Acknowledgment for James E. Shada
                               dated April 5, 2004

                  (10.6)    Acknowledgment for Brett P. Milkie
                               dated April 5, 2004

                  (10.7)    Acknowledgment for Patricia K. Whisler
                               dated April 5, 2004

                  (10.8)    Acknowledgment for Kari G. Smith
                               dated April 5, 2004

                  (10.10)   Cash or Deferred Profit Sharing Plan                   Exhibit 10.10 to Form S-1
                                                                                   No. 33-46294
                  (10.10.1) Non-Qualified Deferred Compensation Plan

                  (10.11)   Revolving Line of Credit Note dated August
                            1, 2003 between The Buckle, Inc. and Wells
                            Fargo Bank, N.A. for a $17.5 million line of credit

                           EXHIBITS                                             PAGE NUMBER OR INCORPORATION
                                                                                   BY REFERENCE TO

                  (10.12)   Credit Agreement dated August 1, 2003 between
                            The Buckle, Inc. and Wells Fargo Bank, N.A, regarding $17.5 million line of credit for working capital and letters of credit.

                  (10.17)   1993 Director Stock Option Plan                        Exhibit A to Proxy Statement
                                                                                   for Annual Meeting to be held
                                                                                   May 26, 1993

                  (10.23)   1997 Executive Stock Option Plan                       Exhibit B to Proxy Statement
                                                                                   for Annual Meeting to be held
                                                                                   May 28, 1998

                  (10.24)   1998 Restricted Stock Plan                             Exhibit C to Proxy Statement
                                                                                   for Annual Meeting to be held
                                                                                   May 28, 1998

                  (10.27)   2003 Management Incentive Plan                         Exhibit A to Proxy Statement
                                                                                   for Annual Meeting to be held
                                                                                   May 29, 2003

          (12)    Not applicable

          (13)    2003 Annual Report to Stockholders

          (18)    Not applicable

          (19)    Not applicable

          (22)    Not applicable

          (23)    Consent of Deloitte & Touche LLP

          (25)    Not applicable

          (28)    Not applicable

         (31a)    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (31b)    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (32)     Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

