Form 10-Q
period 2004-05-01
BUCKLE INC
filed 2004-06-09
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended MAY 1, 2004

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


The number of shares issued of the Registrant's Common Stock, outstanding as of June 1, 2004 was 21,593,699 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX



                                                                                          Pages
                         Part I. Financial Information (unaudited)

Item 1.           Financial Statements                                                      3

Item 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                    9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk               13

Item 4.           Controls and Procedures                                                  13


                           Part II. Other Information

Item 1.           Legal Proceedings                                                        14

Item 2.           Changes in Securities and Use of Proceeds                                14

Item 3.           Defaults Upon Senior Securities                                          14

Item 4.           Submission of Matters to a Vote of Security Holders                      14

Item 5.           Other Information                                                        14

Item 6.           Exhibits and Reports on Form 8-K                                         14

Signatures                                                                                 15

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

ASSETS                                                           May 1,                January 31,
CURRENT ASSETS                                                    2004                    2004
                                                               ---------               -----------
Cash and cash equivalents                                      $ 116,903               $ 119,976
Investments                                                       19,143                  23,346
Accounts receivable, net of
  allowance of $82,000 and $181,000, respectively                  2,411                   3,585
Inventory                                                         72,758                  61,156
Prepaid expenses and other assets                                  9,876                   9,563
                                                               ---------               ---------

              Total current assets                               221,091                 217,626

PROPERTY AND EQUIPMENT                                           143,520                 139,434
Less accumulated depreciation and amortization                    75,441                  73,134
                                                               ---------               ---------
                                                                  68,079                  66,300

LONG-TERM INVESTMENTS                                             52,200                  52,647
OTHER ASSETS                                                       1,115                   1,307
                                                               ---------               ---------
                                                               $ 342,485               $ 337,880
                                                               =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                               $  19,053               $  14,207
Accrued employee compensation                                      4,872                  12,171
Accrued store operating expenses                                   5,609                   5,127
Gift certificates redeemable                                       2,186                   3,102
Income taxes payable                                               4,237                   2,760
                                                               ---------               ---------
               Total current liabilities                          35,957                  37,367

DEFERRED COMPENSATION                                              1,505                   1,467
DEFERRED TAX LIABILITY                                             1,490                   1,490
                                                               ---------               ---------
               Total liabilities                                  38,952                  40,324

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,583,859 and
  21,484,316 shares, respectively                                    216                     215
Additional paid-in capital                                        25,773                  24,245
Retained earnings                                                279,599                 275,836
Unearned compensation-- restricted stock                          (2,055)                 (2,740)
                                                               ---------               ---------
               Total stockholders' equity                        303,533                 297,556
                                                               ---------               ---------
                                                               $ 342,485               $ 337,880
                                                               =========               =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                May 1, 2004          May 3, 2003
                                                -----------          -----------
SALES, net of returns and allowances              $94,774              $81,713

COST OF SALES (including buying,
  distribution and occupancy costs)                64,062               58,844
                                                  -------              -------
      Gross profit                                 30,712               22,869

OPERATING EXPENSES
Selling                                            18,334               16,531
General and administrative                          3,897                2,753
                                                  -------              -------
                                                   22,231               19,284
                                                  -------              -------

      Income from operations                        8,481                3,585

OTHER INCOME, Net                                     918                1,140
                                                  -------              -------
      Income before income taxes                    9,399                4,725

PROVISION FOR INCOME TAXES                          3,478                1,734
                                                  -------              -------

NET INCOME                                        $ 5,921              $ 2,991
                                                  =======              =======

Per share amounts:
   Basic income per share                         $  0.28              $  0.14
   Diluted income per share                       $  0.27              $  0.14

   Basic weighted average shares                   21,370               21,048
   Diluted weighted average shares                 22,175               21,594

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                                                      Thirteen Weeks Ended
                                                                                      --------------------
                                                                               May 1, 2004             May 3, 2003
                                                                               -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                               $   5,921               $   2,991
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                            3,106                   3,022
           Loss on disposal of assets                                                 96                     220
           Amortization of unearned compensation-restricted stock                    685                    --
      Changes in operating assets and liabilities
            Accounts receivable                                                    1,174                    (402)
            Inventory                                                            (11,602)                 (1,738)
            Prepaid expenses and other assets                                       (313)                    (54)
            Accounts payable                                                       4,846                   1,872
            Accrued employee compensation                                         (7,299)                 (7,125)
            Accrued store operating expenses                                         482                      70
            Gift certificates redeemable                                            (916)                   (684)
            Income taxes payable                                                   1,477                     723
            Deferred compensation                                                     38                     156
                                                                               ---------               ---------
         Net cash flows from operating activities                                 (2,305)                   (949)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                          (4,981)                 (3,775)
      Change in other assets                                                         192                  (1,117)
      Purchase of investments                                                     (3,527)                 (6,943)
      Proceeds from sales and maturities of investments                            8,177                   2,216
                                                                               ---------               ---------
         Net cash flows from investing activities                                   (139)                 (9,619)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                                  1,529                     133
      Purchases of common stock                                                     --                      (460)
      Dividends paid to shareholders                                              (2,158)                   --
                                                                               ---------               ---------
          Net cash flows from financing activities                                  (629)                   (327)
                                                                               ---------               ---------

Net decrease in cash and cash equivalents                                         (3,073)                (10,895)

Cash and cash equivalents, Beginning of period                                   119,976                  92,976
                                                                               ---------               ---------

Cash and cash equivalents, End of period                                       $ 116,903               $  82,081
                                                                               =========               =========

See notes to financial statements

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 31, 2004, included in The Buckle, Inc.'s 2003 Annual Report.

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 321 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of May 1, 2004, and 310 stores in 37 states as of May 3, 2003. During the first quarter of fiscal 2004, the Company opened five new stores and substantially renovated four stores. During the first quarter of fiscal 2003, the Company opened six new stores and substantially renovated three stores.

         The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                                    Percentage of Net Sales
                                                     Thirteen Weeks Ended
                                                     --------------------
    Merchandise Group                           May 1, 2004         May 3, 2003
                                                -----------         -----------
        Denims                                     35.9%               32.6%
        Tops (including sweaters)                  30.8%               32.1%
        Accessories                                11.0%                9.1%
        Footwear                                    9.1%               11.7%
        Sportswear/Fashion clothes                  9.5%               10.7%
        Casual Bottoms                              3.1%                3.0%
        Outerwear                                   0.5%                0.7%
        Other                                       0.1%                0.1%
                                                  -----               -----
                                                  100.0%              100.0%
                                                  =====               =====

3. Stock-Based Compensation-- The Company has several stock-based employee compensation plans, which are described more fully in the footnotes included in the Company's 2003 Annual Report. As of May 1, 2004, 108,581 shares were available for grant under the various plans, of which 14,150 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
                                   (Unaudited)


                                                               Thirteen Weeks Ended
                                                         May 1, 2004           May 3, 2003
                                                         -----------           -----------
Net income, as reported                                    $ 5,921              $   2,991
Add:  Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                          685                   --
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method
   for all awards, net of related tax effects               (1,386)                (1,052)
                                                           -------              ---------

Pro forma net income                                       $ 5,220              $   1,939
                                                           =======              =========
Earnings per share:
Basic - as reported                                        $   .28              $     .14
                                                           =======              =========

Basic - pro forma                                          $   .24              $     .09
                                                           =======              =========

Diluted - as reported                                      $   .27              $     .14
                                                           =======              =========

Diluted - pro forma                                        $   .24              $     .09
                                                           =======              =========

4. Net Income Per Share -- Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 84,090 and 2,041,060 shares of common stock in the first quarter of fiscal 2004 and 2003, respectively, are not included in the computation of diluted earnings per share because they would have been anti-dilutive.


                                           Thirteen Weeks Ended                  Thirteen Weeks Ended
                                                 May 1, 2004                           May 3, 2003
                                     ----------------------------------       ----------------------------------
                                                                  Per                                      Per
                                                                 Share                                    Share
                                     Income        Shares        Amount       Income        Shares        Amount
                                     ------        ------        ------       ------        ------        ------
Basic EPS
  Net Income                         $5,921        21,370        $0.28        $2,991        21,048        $0.14

Effect of Dilutive Securities
  Stock Options                        --             805          .01          --             546         --
                                     ------        ------        -----        ------        ------        -----

Diluted EPS                          $5,921        22,175        $0.27        $2,991        21,594        $0.14
                                     ======        ======        =====        ======        ======        =====

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company included in this Form 10-Q. The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

EXECUTIVE OVERVIEW

Company management considers the following items to be key performance indicators in evaluating Company performance.

Comparable Store Sales -- Stores are deemed to be comparable stores if there were open in the prior year on the first day of the fiscal period being measured. Management considers comparable store sales to be an important indicator of current company performance, helping provide positive operating leverage for certain fixed costs when results are positive. Negative comparable store sales results could have a negative impact on operating leverage.

Net Merchandise Margins -- Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company's use of markdowns, could have an adverse effect on the Company's gross margin and results of operations.

Operating Margin -- Operating margin is a good indicator for Management of the Company's success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs and the Company's ability to control operating costs.

Cash Flow and Liquidity (working capital) - Management reviews current cash and short-term investments along with cash flow from operating, investing and financing activities to determine the Company's short-term cash needs for operations and expansion. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 1, 2004, and May 3, 2003:

                                   Percentage of Net Sales
                                   -----------------------
                                    Thirteen weeks ended       Percentage
                                    May 1,       May 3,         increase
                                     2004         2003         (decrease)
                                     ----         ----         ----------
Net sales                           100.0%        100.0%         16.0%
Cost of sales (including
 buying, distribution and
 occupancy costs)                    67.6%         72.0%          8.9%
                                    -----         -----         -----
Gross profit                         32.4%         28.0%         34.3%
Selling expenses                     19.4%         20.2%         10.9%
General and
 administrative expenses              4.1%          3.4%         41.6%
                                    -----         -----         -----
Income from operations                8.9%          4.4%        136.6%
Other income, net                     1.0%          1.4%        (19.5)%
                                    -----         -----         -----
Income before income taxes            9.9%          5.8%         98.9%
Provision for income taxes            3.7%          2.1%        100.6%
                                    -----         -----         -----
Net income                            6.2%          3.7%         98.0%
                                    =====         =====         =====

Net sales increased from $81.7 million in the first quarter of fiscal 2003 to $94.8 million in the first quarter of fiscal 2004, a 16.0% increase. Comparable store sales increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 by $9.3 million or 11.6%. Sales growth of 4.4% for this thirteen week period was attributable to the inclusion of a full three months of operating results for the 16 stores opened in 2003 and the opening of five new stores in the first thirteen weeks of fiscal 2004. Average sales per square foot increased 10.3% from $53.93 to $59.47.

Gross profit after buying, occupancy, and distribution expenses increased $7.8 million in the first quarter of fiscal 2004 to $30.7 million, a 34.3% increase. As a percentage of net sales, gross profit increased from 28.0% in the first quarter of fiscal 2003 to 32.4% in the first quarter of fiscal 2004. This increase was attributable primarily to an improvement in the actual merchandise margins and lower occupancy costs as a percentage of net sales.
Selling expenses increased from $16.5 million for the first quarter of fiscal 2003 to $18.3 million for the first quarter of fiscal 2004, a 10.9% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 2004 decreased to 19.4% compared to 20.2% for the first quarter of fiscal 2003. The decrease was primarily attributable to lower sales salaries and partially due to an improvement in leverage provided by comparable store sales.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General and administrative expenses increased from $2.8 million in the first quarter of fiscal 2003 to $3.9 million in the first quarter of fiscal 2004, a 41.6% increase. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 2004 increased from 3.4% in fiscal 2003 to 4.1% in fiscal 2004. The increase in general and administrative expense, as a percentage of net sales, resulted primarily from higher bonus accruals for incentives based upon net income.

As a result of the above changes, the Company's income from operations increased to $8.5 million for the first quarter of fiscal 2004 compared to $3.6 million for the first quarter of fiscal 2003, a 136.6% increase. Income from operations was 8.9% of net sales in the first quarter of fiscal 2004 compared to 4.4% in the first quarter of fiscal 2003.

For the quarter ended May 1, 2004, other income decreased 19.5% from the first quarter of fiscal 2003. Other income decreased in the first quarter of fiscal 2004 due to a reduction in interest income as rates continued to be lower than the prior year.

Income tax expense as a percentage of pre-tax income was 37.0% in the first quarter of fiscal 2004 compared to 36.7% in the first quarter of fiscal 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first quarter of fiscal 2004, the Company's operating activities used $2.3 million in net cash flow compared to the first quarter of fiscal 2003, when the Company's operating activities used $0.9 million in net cash flow.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first three months of fiscal 2004 compared to the first three months of fiscal 2003 were primarily due to a greater build-up of inventory, greater maturities in investments, and a quarterly dividend payment to shareholders which began in the third quarter of fiscal 2003.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. As of May 1, 2004, the Company had working capital of $185.1 million, including $116.9 million of cash and cash equivalents, and short-term investments of $19.1 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2004 or 2003.

During the first quarter of fiscal 2004 and 2003, the Company invested $5.0 million and $3.4 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $.4 million in the first quarter of fiscal 2003 in capital expenditures for the corporate headquarters.

                                THE BUCKLE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the remainder of fiscal 2004, the Company anticipates completing approximately eleven additional store construction projects, including approximately seven new stores and approximately four stores to be remodeled and/or relocated. As of May 1, 2004, six additional lease contracts have been signed, and additional leases are in various stages of negotiation. Management now estimates that total capital expenditures during fiscal 2004 will be approximately $25.1 million before any landlord allowances estimated to be $3.1 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.'s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to merchandise returns, inventory, health care costs and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's certain critical accounting policies are listed below.

1. Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability is recorded at the time of card purchases. The Company establishes a liability for estimated merchandise returns based upon historical sales return results. Customer returns could potentially exceed those reserved for, reducing future net sales results.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions regarding current inventory levels versus future demand and market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, consumer demand and the competitive environment. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

3. Health Care Costs. The Company is self-funded for health and dental claims up to $80,000 per individual per plan year. This plan covers eligible employees and management makes estimates at period end to record a reserve for future claims. The number and amount of claims submitted could vary from the amounts reserved, effecting current and future net earnings results.

4. Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current fiscal year. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company's judgment. If the Company subsequently determined that the deferred

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made.

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

The following tables identify the material obligations and commitments as of May 1, 2004:

                                                           Payments Due by Period
                                    -----------------------------------------------------------------------

  Contractual obligations           Total         Less than        1-3 years      4-5 years        After 5
     (dollar amounts in                             1 year                                          years
         thousands)
                                    -----         ---------        ---------      ---------        --------
Long term debt and purchase        $      -        $      -        $      -        $      -        $      -
obligations

Deferred Compensation              $  1,505        $  1,505        $      -        $      -        $      -

Operating leases                   $195,376        $ 30,974        $ 55,167        $ 48,393        $ 60,842

Total contractual                  $196,881        $ 32,479        $ 55,167        $ 48,393        $ 60,842
obligations


                                                           Amount of Commitment Expiration Per Period
                                                   --------------------------------------------------------
      Other Commercial          Total Amounts      Less than        1-3 years       4-5 years      After 5
Commitments (dollar amounts       Committed          1 year                                          years
       in thousands)
                                -------------      ---------        ---------       ---------      --------
Lines of Credit                      $17,500         $17,500       $      -        $      -        $      -

Total Commercial Commitments         $17,500         $17,500       $      -        $      -        $      -


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2001, 2002, and 2003, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 1, 2004, and May 3, 2003.

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


ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K "Quantitative and Qualitative Disclosures about Market Risk," and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

ITEM 4 -- CONTROLS AND PROCEDURES

Internal controls are procedures, effected by a company's board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations. Disclosure controls and procedures are internal controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As reported in the "Certifications" Section of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures as of May 1, 2004, concluding that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the May 1, 2004 evaluation.

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


Item 1.   Legal Proceedings:                                              None

Item 2.   Changes in Securities:                                          None

Item 3.   Defaults Upon Senior Securities:                                None

Item 4.   Submission of Matters to a Vote of Security Holders:            None
          (a)  None

          (b)  None

          (c)  None

          (d)  None

Item 5.   Other Information:                                              None

Item 6.   Exhibits and Reports on Form 8-K:
          (a)     Exhibits 31.1 and 31.2 certifications, as well as Exhibits
                  32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          (b) On March 4, 2004, we issued a press release announcing our February 2004 sales and fourth quarter 2003 earnings, filed on Form 8-K with the SEC on March 8, 2004. On March 16, 2004, we issued a press release announcing the Board of Director's approval of a $0.10 per share quarterly dividend, filed on Form 8-K with the SEC on March 16, 2004.

                                THE BUCKLE, INC.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                THE BUCKLE, INC.


Dated:    June 9, 2004         /s/  DENNIS H. NELSON                           .
        --------               -------------------------------------------------
                                             DENNIS H. NELSON, President and CEO




Dated:    June 9, 2004         /s/  KAREN B. RHOADS                            .
        --------               -------------------------------------------------
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO