Form 10-Q
period 2004-07-31
BUCKLE INC
filed 2004-09-08
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JULY 31, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from ____________ to ____________

                        Commission File Number: 000-20132

                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)

            NEBRASKA                                        47-0366193
(State or other jurisdiction of                          (I.R.S.Employer
incorporation or organization)                          Identification No.)

         2407 WEST 24TH STREET, KEARNEY, NEBRASKA          68845-4915
         (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (308) 236-8491
---------------------------------------------------------------

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of September 2, 2004 was 21,509,333 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q

                                      INDEX

                                                                             Pages
                                                                             -----
                    Part I. Financial Information (unaudited)

Item 1.       Financial Statements                                             3

Item 2.       Management's Discussion and Analysis of Financial

                Condition and Results of Operations                            9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk      15

Item 4.       Controls and Procedures                                         15

                           Part II. Other Information

Item 1.       Legal Proceedings                                               17

Item 2.       Changes in Securities and Use of Proceeds                       17

Item 3.       Defaults Upon Senior Securities                                 17

Item 4.       Submission of Matters to a Vote of Security Holders             17

Item 5.       Other Information                                               17

Item 6.       Exhibits and Reports on Form 8-K                                18

Signatures                                                                    19

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

                                                      July 31,    January 31,
                                                       2004         2004
                                                      -------     -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                           $ 110,165    $ 119,976
Investments                                            23,245       23,346
Accounts receivable, net of
  allowance of $95,000 and $181,000, respectively       1,467        3,585
Inventory                                             100,997       61,156
Prepaid expenses and other assets                       5,344        9,563
                                                    ---------    ---------
              Total current assets                    241,218      217,626

PROPERTY AND EQUIPMENT                                142,470      139,434
Less accumulated depreciation and amortization         75,066       73,134
                                                    ---------    ---------
                                                       67,404       66,300

LONG-TERM INVESTMENTS                                  50,237       52,647
OTHER ASSETS                                            1,170        1,307
                                                    ---------    ---------
                                                    $ 360,029    $ 337,880
                                                    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $  31,921    $  14,207
Accrued employee compensation                           7,014       12,171
Accrued store operating expenses                        6,421        5,127
Gift certificates redeemable                            1,878        3,102
Income taxes payable                                    3,073        2,760
                                                    ---------    ---------
               Total current liabilities               50,307       37,367

DEFERRED COMPENSATION                                   1,594        1,467
DEFERRED TAX LIABILITY                                  1,490        1,490
                                                    ---------    ---------
               Total liabilities                       53,391       40,324

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,561,849 and
  21,484,316 shares, respectively                         216          215
Additional paid-in capital                             25,000       24,245
Retained earnings                                     282,792      275,836
Unearned compensation - restricted stock               (1,370)      (2,740)
                                                    ---------    ---------
               Total stockholders' equity             306,638      297,556
                                                    ---------    ---------
                                                    $ 360,029    $ 337,880
                                                    =========    =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                       Thirteen Weeks Ended  Twenty-six Weeks Ended
                                       --------------------  ----------------------
                                        July 31,  August 2,  July 31,     August 2,
                                          2004      2003       2004         2003
                                        --------  ---------  --------     ---------
SALES, net of returns and allowances   $ 96,848   $ 85,683   $191,622     $167,396

COST OF SALES (including buying,
  distribution and occupancy costs)      67,003     61,085    131,065      119,929
                                       --------   --------   --------     --------

      Gross profit                       29,845     24,598     60,557       47,467
                                       --------   --------   --------     --------
OPERATING EXPENSES:
Selling                                  18,399     16,428     36,733       32,959
General and administrative                3,853      3,423      7,750        6,176
                                       --------   --------   --------     --------
                                         22,252     19,851     44,483       39,135
                                       --------   --------   --------     --------

      Income from operations              7,593      4,747     16,074        8,332

OTHER INCOME, Net                           825        932      1,743        2,072
                                       --------   --------   --------     --------
      Income before income taxes          8,418      5,679     17,817       10,404

PROVISION FOR INCOME TAXES                3,069      2,087      6,547        3,822
                                       --------   --------   --------     --------

NET INCOME                             $  5,349   $  3,592   $ 11,270     $  6,582
                                       ========   ========   ========     ========
Per share amounts:
   Basic income per share              $   0.25   $   0.17   $   0.53     $   0.31
                                       ========   ========   ========     ========
   Diluted income per share            $   0.24   $   0.17   $   0.51     $   0.31
                                       ========   ========   ========     ========

   Basic weighted average shares         21,406     21,006     21,388       21,014
   Diluted weighted average shares       22,225     21,521     22,200       21,545

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                      Twenty-six Weeks Ended
                                                                      ----------------------
                                                                  July 31, 2004   August 2, 2003
                                                                  -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $  11,270       $   6,582
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                 6,251           6,149
           Loss on disposal of assets                                     373             476
           Amortization of unearned compensation-restricted stock       1,370             206
      Changes in operating assets and liabilities
            Accounts receivable                                         2,118            (605)
            Inventory                                                 (39,841)        (26,772)
            Prepaid expenses and other assets                           4,219            (493)
            Accounts payable                                           17,714          15,653
            Accrued employee compensation                              (5,157)         (5,362)
            Accrued store operating expenses                            1,294             715
            Gift certificates redeemable                               (1,224)           (952)
            Income taxes payable                                          313             927
            Deferred compensation                                         127             284
                                                                    ---------       ---------
         Net cash flows from operating activities                      (1,173)         (3,192)
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                          (8,206)        (17,328)
      Proceeds from sales and maturities of investments                10,717          10,464
      Purchase of property and equipment                               (7,728)         (8,990)
      Change in other assets                                              137            (153)
                                                                    ---------       ---------
         Net cash flows from investing activities                      (5,080)        (16,007)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                       1,951             251
      Purchases of common stock                                        (1,195)         (1,401)
      Dividends paid to shareholders                                   (4,314)              -
                                                                    ---------       ---------
          Net cash flows from financing activities                     (3,558)         (1,150)
                                                                    ---------       ---------

Net decrease in cash and cash equivalents                              (9,811)        (20,349)

Cash and cash equivalents, Beginning of period                        119,976          92,976
                                                                    ---------       ---------

Cash and cash equivalents, End of period                            $ 110,165       $  72,627
                                                                    =========       =========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

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

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 324 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of July 31, 2004, and 313 stores in 37 states as of August 2, 2003. During the second quarter of fiscal 2004, the Company opened three new stores and substantially renovated two stores. During the second quarter of fiscal 2003, the Company opened three new stores and substantially renovated seven stores.

            The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                              Percentage of Net Sales    Percentage of Net Sales
                               Thirteen Weeks Ended      Twenty-six Weeks Ended
                               --------------------      ----------------------
                              July 31,        Aug. 2,    July 31,        Aug. 2,
                                2004           2003        2004           2003
                              --------        -------    --------        -------
Merchandise Group
    Denims                     35.5%           31.8%      35.7%           32.2%
    Slacks/Casual bottoms       1.6%            3.2%       2.3%            3.1%
    Tops (incl. sweaters)      33.9%           33.8%      32.4%           33.0%
    Sportswear/Fashions         9.2%           10.3%       9.4%           10.5%
    Outerwear                   0.3%            0.4%       0.4%            0.6%
    Accessories                11.8%           10.8%      11.4%           10.0%
    Footwear                    7.6%            9.7%       8.4%           10.6%
    Other                       0.1%            0.0%       0.0%            0.0%
                              -----           -----      -----          ------
                              100.0%          100.0%     100.0%          100.0%
                              =====           =====      =====           =====

3. Stock-Based Compensation - The Company has several stock-based employee compensation plans, which are described more fully in the footnotes included in the Company's 2003 Annual Report. As of July 31, 2004, 178,719 shares were available for grant under the various plans, of which 66,050 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based compensation is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

      of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                 July 31, 2004  Aug. 2, 2003       July 31, 2004 Aug. 2, 2003
                                                 ----------------------------      --------------------------
Net income, as reported                          $   5,349         $   3,592       $ 11,270        $   6,582
Add:  Stock-based employee
compensation expense included in
reported net income, net of related tax
effects                                                171               132            856              132
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects            (872)             (431)        (2,258)          (1,483)
                                                 ---------         ---------       --------        ---------
Pro forma net income                             $   4,648         $   3,293       $  9,868        $   5,231
Earnings per share:
                                                 =========         =========       ========        =========

Basic - as reported                              $     .25         $     .17       $    .53        $     .31
                                                 =========         =========       ========        =========
Basic - pro forma                                $     .22         $     .16       $    .46        $     .25
                                                 =========         =========       ========        =========
Diluted - as reported                            $     .24         $     .17       $     51        $     .31
                                                 =========         =========       ========        =========
Diluted - pro forma                              $     .21         $     .15       $    .44        $     .24
                                                 =========         =========       ========        =========

4. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

                                     Thirteen Weeks Ended             Thirteen Weeks Ended
                                         July 31, 2004                    August 2, 2003
                                     ---------------------------      ---------------------
                                                           Per                              Per
                                                          Share                            Share
                                  Income     Shares       Amount     Income     Shares     Amount
                                  ------     ------      -------     ------     ------     ------
Basic EPS
  Net Income                     $ 5,349     21,406       $ 0.25    $ 3,592     21,006     $ 0.17

Effect of Dilutive Securities

  Stock Options                        -        819            -          -        515          -
                                 -------     ------       ------    -------     ------     ------

Diluted EPS                      $ 5,349     22,225       $ 0.24    $ 3,592     21,521     $ 0.17
                                 =======     ======       ======    =======     ======     ======

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

                                      Twenty-six Weeks Ended                     Twenty-six Weeks Ended
                                           July 31, 2004                             August 2, 2003
                                 ----------------------------------        -------------------------------
                                                              Per                                    Per
                                                             Share                                  Share
                                 Income          Shares     Amount         Income      Shares      Amount
                                 ------          ------    --------        ------      ------      -------
Basic EPS
  Net Income                     $   11,270      21,388    $   0.53        $  6,582     21,014     $  0.31

Effect of Dilutive Securities
  Stock Options                           -         812           -               -        531           -
                                 ----------      ------    --------        --------     ------     -------

Diluted EPS                      $   11,270      22,200    $   0.51        $  6,582     21,545     $  0.31
                                 ==========      ======    ========        ========     ======     =======

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

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being measured. Management considers comparable store sales to be an important indicator of current company performance, helping provide positive operating leverage for certain fixed costs when results are positive. Negative comparable store sales results could have a negative impact on operating leverage.

Net Merchandise Margins - Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company's use of markdowns, could have an adverse effect on the Company's gross margin and results of operations.

Operating Margin - Operating margin is a good indicator for Management of the Company's success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs and the Company's ability to control operating costs.

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

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended July 31, 2004, and August 2, 2003:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                      Percentage of Net Sales                Percentage of Net Sales
                                      -----------------------                -----------------------
                                 Thirteen weeks ended    Percentage    Twenty-six weeks ended    Percentage
                                July 31,     August 2,    increase    July 31,     August 2,      increase
                                  2004        2003       (decrease)     2004         2003        (decrease)
                                ----------------------   ----------   ------------------------   ----------
Net sales                       100.0%          100.0%    13.0%       100.0%         100.0%        14.5%
Cost of sales (including
 buying, distribution and
 occupancy costs)                69.2%           71.3%     9.7%        68.4%          71.6%          9.3%
                                ---------------------    -----        --------------------         -----
Gross profit                     30.8%           28.7%    21.3%        31.6%          28.4%         27.6%
Selling expenses                 19.0%           19.2%    12.0%        19.2%          19.7%         11.3%
General and
  administrative expenses         4.0%            4.0%    12.5%         4.0%           3.7%         25.5%
                                ---------------------    -----        --------------------         -----
Income from operations            7.8%            5.5%    60.0%         8.4%           5.0%          935%
Other income, net                 0.9%            1.1%   (11.5)%        0.9%           1.2%        (15.9)%
                                ---------------------    -----        --------------------         -----
Income before income
   Taxes                          8.7%            6.6%    48.2%         9.3%           6.2%         71.3%
Provision for income tax          3.2%            2.4%    47.0%         3.4%           2.3%         71.3%
                                ---------------------    -----        --------------------         -----
Net income                        5.5%            4.2%    48.9%         5.9%           3.9%         71.2%
                                =====================    =====        ====================         =====

Net sales increased from $85.7 million in the second quarter of fiscal 2003 to $96.8 million in the second quarter of fiscal 2004, a 13.0% increase. Comparable store sales increased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 by $5.7 million or 6.8%. The comparable store sales increase resulted partially from a 2.4% increase in the average price per piece of merchandise sold compared with the fiscal 2003 second quarter.

Net sales increased from $167.4 million in the first six months of fiscal 2003 to $191.6 million for the first six months of fiscal 2004, a 14.5% increase. Comparable store sales for the twenty-six weeks ended July 31, 2004 compared to the twenty-six weeks ended August 2, 2003 increased $15.1 million or 9.3%. Sales growth for this twenty-six week period was also attributable to the inclusion of a full six months of operating results for the 16 stores opened in 2003 and the opening of 8 new stores in the first twenty-six weeks of fiscal 2004. Average sales per square foot increased 8.6% from $110 to $120 for the six months ended July 31, 2004.

Gross profit after buying, occupancy, and distribution expenses increased $5.2 million in the second quarter of fiscal 2004 to $29.8 million, a 21.3% increase. As a percentage of net sales, gross profit was 30.8% in the second quarter of fiscal 2004 versus 28.7% in the second quarter of fiscal 2003.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit increased $13.1 million for the first twenty-six weeks of fiscal 2004 to $60.6 million, a 27.6% increase. As a percentage of net sales, gross profit in the first six months increased from 28.4% for fiscal 2003, to 31.6% for fiscal 2004. Increases in gross profit, as a percentage of net sales, for both the three and six month periods of fiscal 2004 compared to the same periods of fiscal 2003 resulted primarily from improvement in actual merchandise margins as well as lower occupancy and distribution expense categories.

Selling expense increased from $16.4 million in the second quarter of fiscal 2003 to $18.4 million for the second quarter of fiscal 2004, a 12.0% increase. Selling expenses as a percentage of net sales decreased from 19.2% for the second quarter of fiscal 2003 to 19.0% for the second quarter of fiscal 2004. Year-to-date selling expense rose 11.3% from $33.0 million through the first half of fiscal 2003 to $36.7 million for the first half of fiscal 2004. As a percentage of net sales, selling expense in the first six months decreased from 19.7% for fiscal 2003, to 19.2% for fiscal 2004. As a percentage of net sales, the decreases in selling expense for both the three and six month periods were primarily attributable to lower sales salaries and partially due to an improvement in leverage provided by comparable store sales.

General and administrative expenses increased from $3.4 million in the second quarter of fiscal 2003 to $3.9 million for the second quarter of fiscal 2004, a 12.5% increase. As a percentage of net sales, general and administrative expenses remained the same at 4.0% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. For the first half of fiscal 2004, general and administrative expense rose 25.5% from $6.2 million for the six months ended August 2, 2003, to $7.8 million for the six months ended July 31, 2004. As a percentage of net sales, general and administrative expense increased to 4.0% for the first half of fiscal 2004 compared to 3.7% for the first half of fiscal 2003. Increase in general and administrative expense, as a percentage of net sales, for the six month period of fiscal 2004 compared to the same period of fiscal 2003 resulted primarily from an accrual for restricted stock compensation and higher bonus accruals for year-end incentives based upon growth in comparable store sales, growth in gross margin and growth in net income.

As a result of the above changes, the Company's income from operations increased $2.9 million to $7.6 million for the second quarter of fiscal 2004 compared to $4.7 million for the second quarter of fiscal 2003, a 60.0% increase. Income from operations was 7.8% of net sales for the second quarter of fiscal 2004 compared to 5.5% of net sales for the second quarter of fiscal 2003. Income from operations, year-to-date through July 31, 2004, was $16.1 million, a $7.7 million increase from the first half of the prior year. Income from operations was 8.4% of net sales for the first six months of fiscal 2004 compared to 5.0% for the first six months of fiscal 2003.

For the quarter ended July 31, 2004, other income decreased $0.1 million. For the six months ended July 31, 2004, other income decreased $0.3 million. Other income decreased in the both the three and six-month periods of fiscal 2004 compared to the same periods of the prior year due to reduced interest income as rates continued to be lower than the prior year and due to a reduction in the net unrealized gains in the non-qualified deferred compensation plan compared to the prior year.

Income tax expense, as a percentage of pre-tax income, was 36.4% in the second quarter of fiscal 2004 compared to 36.7% for the second quarter of fiscal 2003. For both the first half of fiscal 2004 and fiscal 2003, income tax expense was 36.7% of pre-tax income.

                                THE BUCKLE, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing, and financing activities. During the first half of fiscal 2004 and 2003, the Company's cash flow used by operating activities was $1.2 and $3.2 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first half of fiscal 2004 compared to the first half of fiscal 2003 were primarily due to growth in net income, greater build-up of inventory, fewer purchases of investments, and quarterly dividend payments to shareholders which began in the third quarter of fiscal 2003.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. As of July 31, 2004, the Company had working capital of $190.9 million, including $110.2 million of cash and cash equivalents and investments of $23.2 million. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2004 and only minor bank borrowings during the first half of fiscal 2003.

During the first half of fiscal 2004 and 2003 the Company invested $7.3 million and $8.5 million, respectively, in new store construction, store renovation and upgrading store technology, net of any construction allowances received from landlords. The Company also spent approximately $0.4 million and $0.5 million in the first half of fiscal 2004 and 2003, respectively, in capital expenditures for the corporate headquarters and distribution center.

During the remainder of fiscal 2004, the Company anticipates completing approximately seven additional store construction projects, including approximately five new stores and approximately two stores to be remodeled and/or relocated. As of July 31, 2004, five additional lease contracts have been signed, and additional leases are in various stages of negotiation.

Management now estimates that total capital expenditures during fiscal 2004 will be approximately $19.6 million before any landlord allowances estimated to be $2.8 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

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

4. Income Taxes. Current income tax expense is the amount of income taxes expected to be payable for the current fiscal year. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company's judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made.

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

The following tables identify the material obligations and commitments as of July 31, 2004:

                                                   Payments Due by Period
                                                   ----------------------
  Contractual obligations
     (dollar amounts in                     Less than                               After 5
         thousands)             Total         1 year     1-3 years     4-5 years     years
  ------------------------      -----       ---------    ---------     ---------    --------
Long term debt and purchase
obligations                     $      -     $     -      $      -     $      -     $      -

Deferred Compensation           $  1,594     $  1,594     $      -     $      -     $      -

Operating leases                $199,854     $ 30,909     $ 56,043     $ 49,205     $ 63,697

Total contractual
obligations                     $201,448     $ 32,503     $ 56,043     $ 49,205     $ 63,697

                                          Amount of Commitment Expiration Per Period
                                          ------------------------------------------
      Other Commercial
Commitments (dollar amounts   Total Amounts  Less than
       in thousands)            Committed     1 year     1-3 years    4-5 years     After 5 years
---------------------------   -------------  ---------   ---------    ---------     -------------
Lines of Credit                  $17,500      $17,500    $       -     $     -       $         -

Total Commercial Commitments     $17,500      $17,500    $       -     $     -       $         -

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2001, 2002, and 2003, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 31, 2004, and August 2, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

Internal controls are procedures, effected by a company's board of directors, management and other personnel, designed to provide reasonable assurance regarding the achievement of reliability of financial reporting, effectiveness and efficiency of operations, and compliance with applicable laws and regulations. Disclosure controls and procedures are internal controls and other procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed or submitted under

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

the Securities Exchange Act of 1934 is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As reported in the "Certifications" Section of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer evaluated the Company's disclosure controls and procedures as of July 31, 2004, concluding that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the July 31, 2004 evaluation.

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings:                                    None

Item 2. Changes in Securities:                                None

Item 3. Defaults Upon Senior Securities:                      None

Item 4. Submission of Matters to a Vote of Security Holders:

      (a)   May 28, 2004, Annual Meeting
      (b)   Board of Directors:

               Daniel J. Hirschfeld           Robert E. Campbell
               Dennis H. Nelson               William D. Orr
               Karen B. Rhoads                Ralph M. Tysdal
               James E. Shada                 Bruce L. Hoberman
               Bill L. Fairfield              David A. Roehr

                                                                   NUMBER OF SHARES*
                                                                   -----------------
                                                          For        Against     Abstain      Del N-Vote
                                                          ---        -------     -------      ----------
(c) 1. Election of Board of Directors:

         Daniel J. Hirschfeld                         19,654,406           0    1,596,552
         Dennis H. Nelson                             19,654,706           0    1,596,252
         Karen B. Rhoads                              19,649,139           0    1,601,819
         James E. Shada                               19,654,556           0    1,596,402
         Bill L. Fairfield                            20,955,877           0      295,081
         Robert E. Campbell                           20,965,576           0      285,382
         William D. Orr                               20,965,260           0      285,698
         Ralph M. Tysdal                              20,965,476           0      285,482
         Bruce L. Hoberman                            20,968,860           0      282,098
         David A. Roehr                               20,967,476           0      283,482

    2.   Appoint Deloitte & Touche LLP
         as independent auditors.                     21,169,969      79,833        1,156

    3.   Approve Company's 2004
         Management Incentive Program                 19,228,418     679,820        9,316     1,333,404

    4.   Approve Amendment to Company's
         1997 Executive Stock Plan                    18,425,974   1,481,639        9,941     1,333,404

    5.   Approve Awards Pursuant to
         Company's 1998 Restricted
         Stock Plan                                   20,456,893     786,601        7,464

    6.   Approve Amendment to Company's
         1998 Employee Stock Option Plan              18,170,225   1,739,868        7,461     1,333,404

         *includes only shares represented in person or by proxy at the annual meeting

      (d)   None

Item 5. Other Information:                                    None

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

      (a)   Exhibits 31.1 and 31.2 certifications, as well as Exhibits 32.1 and
            32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) On May 13, 2004, we issued a press release announcing our fiscal 2004 first quarter earnings, filed on Form 8-K with the SEC on May 21, 2004. On June 1, 2004, we issued a press release announcing the Board of Director's approval of a $0.10 per share quarterly dividend, filed on Form 8-K with the SEC on June 1, 2004.

                                THE BUCKLE, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                THE BUCKLE, INC.

Dated:   September 8, 2004          /s/ DENNIS H. NELSON
                                    -----------------------------------------
                                          DENNIS H. NELSON, President and CEO

Dated:   September 8, 2004          /s/ KAREN B. RHOADS
                                    -----------------------------------------
                                          KAREN B. RHOADS, Vice President
                                                 of Finance and CFO