Form 10-Q
period 2004-10-30
BUCKLE INC
filed 2004-12-07
CIK 885245

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended OCTOBER 30, 2004

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from ____________ to ____________

                       Commission File Number: 001-12951

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of December 1, 2004 was 21,619,290 shares of Common Stock.

                                THE BUCKLE, INC.

                                   FORM 10-Q

                                     INDEX

                                                                            Pages
                                                                            -----
                   Part I. Financial Information (unaudited)

Item 1.      Financial Statements                                              3

Item 2.      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              9

Item 3.      Quantitative and Qualitative Disclosures About Market Risk       16

Item 4.      Controls and Procedures                                          16

                           Part II. Other Information

Item 1.      Legal Proceedings                                                18

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds      18

Item 3.      Defaults Upon Senior Securities                                  18

Item 4.      Submission of Matters to a Vote of Security Holders              18

Item 5.      Other Information                                                18

Item 6.      Exhibits                                                         18

Signatures                                                                    19

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                        (Columnar amounts in thousands)
                                  (Unaudited)

                                                        October 30,  January 31,
                                                           2004         2004
                                                           ----         ----
ASSETS
CURRENT ASSETS

Cash and cash equivalents                                $ 123,473    $ 119,976
Investments                                                 26,578       23,346
Accounts receivable, net of
  allowance of $118,000 and $181,000, respectively           2,173        3,585
Inventory                                                   94,719       61,156
Prepaid expenses and other assets                            5,692        9,563
                                                         ---------    ---------
               Total current assets                        252,635      217,626

PROPERTY AND EQUIPMENT                                     144,312      139,434
Less accumulated depreciation and amortization              78,002       73,134
                                                         ---------    ---------
                                                            66,310       66,300

LONG-TERM INVESTMENTS                                       46,521       52,647
OTHER ASSETS                                                 1,107        1,307
                                                         ---------    ---------
                                                         $ 366,573    $ 337,880
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                         $  16,145    $  14,207
Accrued employee compensation                               11,204       12,171
Accrued store operating expenses                             6,925        5,127
Gift certificates redeemable                                 1,911        3,102
Income taxes payable                                         8,658        2,760
                                                         ---------    ---------
               Total current liabilities                    44,843       37,367

DEFERRED COMPENSATION                                        1,689        1,467
DEFERRED TAX LIABILITY                                       1,490        1,490
                                                         ---------    ---------
               Total liabilities                            48,022       40,324

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,549,690 and
  21,484,316 shares, respectively                              215          215
Additional paid-in capital                                  23,906       24,245
Retained earnings                                          295,115      275,836
Unearned compensation - restricted stock                      (685)      (2,740)
                                                         ---------    ---------
               Total stockholders' equity                  318,551      297,556
                                                         ---------    ---------
                                                         $ 366,573    $ 337,880
                                                         =========    =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                 (Amounts in thousands, except per share data)
                                  (Unaudited)

                                           Thirteen Weeks Ended      Thirty-nine Weeks Ended
                                           --------------------      -----------------------
                                         October 30,   November 1,   October 30,   November 1,
                                            2004          2003          2004          2003
                                            ----          ----          ----          ----
SALES, net of returns and allowances      $133,722      $121,325      $325,344      $288,721

COST OF SALES (including buying,
  distribution and occupancy costs)         81,480        77,680       212,545       197,609
                                          --------      --------      --------      --------
      Gross profit                          52,242        43,645       112,799        91,112
                                          --------      --------      --------      --------
OPERATING EXPENSES:
Selling                                     24,785        21,353        61,518        54,312
General and administrative                   4,814         3,822        12,564         9,998
                                          --------      --------      --------      --------
                                            29,599        25,175        74,082        64,310
                                          --------      --------      --------      --------

      Income from operations                22,643        18,470        38,717        26,802

OTHER INCOME, Net                              910           776         2,653         2,848
                                          --------      --------      --------      --------
      Income before income taxes            23,553        19,246        41,370        29,650

PROVISION FOR INCOME TAXES                   8,643         7,063        15,190        10,885
                                          --------      --------      --------      --------
NET INCOME                                $ 14,910      $ 12,183      $ 26,180      $ 18,765
                                          ========      ========      ========      ========
Per share amounts:

   Basic income per share                 $   0.70      $   0.57      $   1.22      $   0.89
                                          ========      ========      ========      ========
   Diluted income per share               $   0.67      $   0.56      $   1.18      $   0.87
                                          ========      ========      ========      ========

   Basic weighted average shares            21,357        21,207        21,377        21,091
   Diluted weighted average shares          22,132        21,682        22,177        21,603

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                  (Unaudited)

                                                                                        Thirty-nine Weeks Ended
                                                                                        -----------------------
                                                                                 October 30, 2004          November 1, 2003
                                                                                 ----------------          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                                    $   26,180                $  18,765
      Adjustments to reconcile net income to net cash
        flows from operating activities
            Depreciation                                                                 9,548                    9,369
            Loss on disposal of assets                                                     381                      546
            Amortization of unearned compensation-restricted stock                       2,055                      802
      Changes in operating assets and liabilities
            Accounts receivable                                                          1,412                   (2,291)
            Inventory                                                                  (33,563)                 (24,040)
            Prepaid expenses and other assets                                            3,871                   (1,154)
            Accounts payable                                                             1,938                    4,768
            Accrued employee compensation                                                 (967)                  (3,828)
            Accrued store operating expenses                                             1,798                    1,264
            Gift certificates redeemable                                                (1,191)                  (1,028)
            Income taxes payable                                                         5,898                    5,927
            Deferred compensation                                                          222                      390
                                                                                    ----------                ---------
         Net cash flows from operating activities                                       17,582                    9,490
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                                          (17,837)                 (23,161)
      Proceeds from sales and maturities of investments                                 20,731                   22,669
      Purchase of property and equipment                                                (9,939)                 (11,505)
      Change in other assets                                                               200                   (1,146)
                                                                                    ----------                ---------
         Net cash flows from investing activities                                       (6,845)                 (13,143)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                                        3,121                    1,553
      Purchases of common stock                                                         (3,460)                  (1,401)
      Dividends paid to shareholders                                                    (6,901)                  (2,137)
                                                                                    ----------                ---------
         Net cash flows from financing activities                                       (7,240)                  (1,985)
                                                                                    ----------                ---------
Net increase/(decrease) in cash and cash equivalents                                     3,497                   (5,638)

Cash and cash equivalents, Beginning of period                                         119,976                   92,976
                                                                                    ----------                ---------
Cash and cash equivalents, End of period                                            $  123,473                $  87,338
                                                                                    ==========                =========

See notes to financial statements.

                                THE BUCKLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                     OCTOBER 30, 2004 AND NOVEMBER 1, 2003
                                  (Unaudited)

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

      Stock-Based Compensation - The Company has three stock option plans which allow for granting of stock options to employees and directors, as described more fully in the notes included in the Company's 2003 Annual Report. A total of 3,225,000 shares of common stock are authorized for grants under such plans as of October 30, 2004; of these authorized shares, 308,797 shares were available for grant under the various plans, of which 187,700 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income is the result of the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect of the restricted stock expense on net income and the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                      Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                    Oct 30, 2004  Nov. 1, 2003      Oct. 30, 2004 Nov. 1, 2003
                                                    --------------------------      --------------------------
Net income, as reported                               $ 14,910      $12,183           $ 26,180      $ 18,765
Add:  Stock-based employee compensation
expense included in reported net
income, net of related tax effects                         434          377              1,290           509
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects                (884)      (1,053)            (3,142)       (2,536)
                                                      --------      -------           --------      --------
Pro forma net income                                  $ 14,460      $11,507           $ 24,328      $ 16,738
                                                      ========      =======           ========      ========
Earnings per share:
Basic - as reported                                   $    .70      $   .57           $   1.22      $    .89
                                                      ========      =======           ========      ========
Basic - pro forma                                     $    .68      $   .54           $   1.14      $    .79
                                                      ========      =======           ========      ========
Diluted - as reported                                 $    .67      $   .56           $   1.18      $    .87
                                                      ========      =======           ========      ========
Diluted - pro forma                                   $    .65      $   .53           $   1.09      $    .77
                                                      ========      =======           ========      ========

                                THE BUCKLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                     OCTOBER 30, 2004 AND NOVEMBER 1, 2003
                                  (Unaudited)

2. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 327 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of October 30, 2004, and 319 stores in 38 states as of November 1, 2003. During the third quarter of fiscal 2004, the Company opened three new stores and substantially renovated one store. During the third quarter of fiscal 2003, the Company opened six new stores and substantially renovated two stores.

      The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                               Percentage of Net Sales        Percentage of Net Sales
                                Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                --------------------          -----------------------
                             Oct. 30, 2004  Nov. 1, 2003   Oct. 30, 2004    Nov. 1, 2003
                             -------------  ------------   -------------    ------------
Merchandise Group
    Denims                        43.8%        39.6%            39.0%           35.3%
    Slacks/Casual bottoms          2.3%         5.1%             2.4%            3.9%
    Tops (incl. sweaters)         32.1%        31.4%            32.2%           32.3%
    Sportswear/Fashions            1.1%         1.0%             6.0%            6.5%
    Outerwear                      3.3%         4.6%             1.6%            2.3%
    Accessories                   10.0%        10.1%            10.9%           10.0%
    Footwear                       7.3%         8.2%             7.9%            9.6%
    Other                          0.1%         0.0%             0.0%            0.1%
                                 -----        -----            -----           -----
                                 100.0%       100.0%           100.0%          100.0%
                                 =====        =====            =====           =====

3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 179,835 and 1,002,750 shares of common stock for the periods ended October 30, 2004 and November 1, 2003, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

                                       Thirteen Weeks Ended                    Thirteen Weeks Ended
                                         October 30, 2004                        November 1, 2003
                                         ----------------                        ----------------
                                                            Per                                     Per
                                                           Share                                   Share
                                   Income       Shares     Amount          Income       Shares     Amount
                                   ------       ------     ------          ------       ------     ------
Basic EPS
  Net Income                     $  14,910       21,357    $   0.70       $ 12,183     21,207      $ 0.57

Effect of Dilutive Securities
  Stock Options                          -          775        (.03)             -        475        (.01)
                                 ---------       ------    --------       --------     ------      ------
Diluted EPS                      $  14,910       22,132    $   0.67       $ 12,183     21,682      $ 0.56
                                 =========       ======    ========       ========     ======      ======

                                THE BUCKLE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                     OCTOBER 30, 2004 AND NOVEMBER 1, 2003
                                  (Unaudited)

                                    Thirty-nine Weeks Ended                 Thirty-nine Weeks Ended
                                         October 30, 2004                        November 1, 2003
                                         ----------------                        ----------------
                                                             Per                                    Per
                                                            Share                                  Share
                                   Income       Shares      Amount         Income      Shares      Amount
                                   ------       ------      ------         ------      ------      ------
Basic EPS
  Net Income                     $   26,180      21,377    $   1.22       $ 18,765     21,091      $ 0.89

Effect of Dilutive Securities
  Stock Options                           -         800        (.04)             -        512        (.02)
                                 ----------      ------    --------       --------     ------      ------

Diluted EPS                      $   26,180      22,177    $   1.18       $ 18,765     21,603      $ 0.87
                                 ==========      ======    ========       ========     ======      ======

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

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented and were open for the full fiscal period in both the current and prior year. Stores which have been remodeled, expanded and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Management considers comparable store sales to be an important indicator of current company performance, helping provide positive operating leverage for certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net earnings.

Beginning with the four-week period ended May 1, 2004, the Company changed its method of reporting comparable store sales to exclude internet sales. Comparable store sales reported for all periods subsequent to that date reflect the impact of this change. The impact of internet sales on comparable store sales results for all prior periods was immaterial.

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

                                THE BUCKLE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 30, 2004, and November 1, 2003:

                                THE BUCKLE, INC.
                             RESULTS OF OPERATIONS

                                   Percentage of Net Sales              Percentage of Net Sales
                                   -----------------------              -----------------------
                                   Thirteen weeks ended    Percentage   Thirty-nine weeks ended  Percentage
                                    Oct. 30,    Nov. 1,     increase       Oct. 30,   Nov. 1,     increase
                                      2004       2003      (decrease)        2004       2003     (decrease)
                                      ----       ----      ----------        ----       ----     ----------
Net sales                            100.0%      100.0%       10.2%         100.0%     100.0%       12.7%
Cost of sales (including
 buying, distribution and
 occupancy costs)                     60.9%       64.0%        4.9%          65.3%      68.4%        7.6%
                                     -----       -----                      -----      -----
Gross profit                          39.1%       36.0%       19.7%          34.7%      31.6%       23.8%
Selling expenses                      18.6%       17.6%       16.1%          18.9%      18.8%       13.3%
General and
  administrative expenses              3.6%        3.2%       26.0%           3.9%       3.5%       25.7%
                                     -----       -----                      -----      -----
Income from operations                16.9%       15.2%       22.6%          11.9%       9.3%       44.5%
Other income, net                      0.7%        0.6%       17.2%           0.8%       1.0%       (6.8)%
                                     -----       -----                      -----      -----
Income before income
   taxes                              17.6%       15.8%       22.4%          12.7%      10.3%       39.5%
Provision for income tax               6.5%        5.8%       22.4%           4.7%       3.8%       39.5%
                                     -----       -----                      -----      -----
Net income                            11.1%       10.0%       22.4%           8.0%       6.5%       39.5%
                                     =====       =====        ====          =====      =====        ====

Net sales increased from $121.3 million in the third quarter of fiscal 2003 to $133.7 million in the third quarter of fiscal 2004, a 10.2% increase. Comparable store sales increased from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 by $6.0 million or 5.1%. The comparable store sales increase resulted partially from a 0.9% increase in the average price per piece of merchandise sold compared with the fiscal 2003 third quarter.

Net sales increased from $288.7 million in the first nine months of fiscal 2003 to $325.3 million for the first nine months of fiscal 2004, a 12.7% increase. Comparable store sales for the thirty-nine weeks ended October 30, 2004 compared to the thirty-nine weeks ended November 1, 2003 increased $20.9 million or 7.5%. The comparable store sales increase resulted partially from a 1.2% increase in the average price per piece of merchandise sold compared with the first thirty-nine weeks of fiscal 2003. Sales growth for this thirty-nine week period was also attributable to the inclusion of a full nine months of operating results for the 16 stores opened in 2003 and the opening of 11 new stores in the first thirty-nine weeks of fiscal 2004.

The Company's increase in the average price per piece of merchandise sold (as stated above) during the third quarter and year-to-date was primarily attributable to the following changes: an increase in the average price of

                                THE BUCKLE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

accessories of 6.9% and an increase denim price points of approximately 4.5%, partially offset by decreases average prices in fashion wear of 8.1%, decrease in outerwear price points of 17.1%, and decreased average prices in footwear of 4.8%. The average price points for the remaining merchandise categories remained even with the prior year. These changes are primarily a reflection of merchandise shifts in terms of brands, product styles, fabrics, details and finishes. Average sales per square foot increased 7.4% from $188 to $202 for the nine months ended October 30, 2004.

Gross profit after buying, occupancy, and distribution expenses increased $8.6 million in the third quarter of fiscal 2004 to $52.2 million, a 19.7% increase. As a percentage of net sales, gross profit was 39.1% in the third quarter of fiscal 2004 versus 36.0% in the third quarter of fiscal 2003. Gross profit increased $21.7 million for the first thirty-nine weeks of fiscal 2004 to $112.8 million, a 23.8% increase. As a percentage of net sales, gross profit in the first nine months increased from 31.6% for fiscal 2003, to 34.7% for fiscal 2004. Increases in gross profit, as a percentage of net sales, for both the three and nine month periods of fiscal 2004 compared to the same periods of fiscal 2003 resulted primarily from improvement in actual merchandise margins of 2.0% and 1.7%, respectively. This improvement was achieved through fewer markdowns, timely sell-throughs on new products and an increase in sales of private label merchandise which has higher margins. Additional improvements came from occupancy costs which decreased as a percentage of net sales by 0.9% and 1.2% for the third quarter and year-to-date, respectively, and distribution costs which decreased by 0.3% for each the three and nine-month periods reported due to leverage provided by growth in comparable store sales for the periods.

Selling expense increased from $21.4 million in the third quarter of fiscal 2003 to $24.8 million for the third quarter of fiscal 2004, a 16.1% increase. Selling expenses as a percentage of net sales increased from 17.6% for the third quarter of fiscal 2003 to 18.6% for the third quarter of fiscal 2004. Year-to-date selling expense rose 13.3% from $54.3 million through the first nine months of fiscal 2003 to $61.5 million for the first nine months of fiscal 2004. As a percentage of net sales, selling expense in the first nine months increased from 18.8% for fiscal 2003, to 18.9% for fiscal 2004. As a percentage of net sales, the increases in selling expense for both the three and nine month periods were primarily attributable to higher bonus accruals for year-end incentives based upon growth in comparable store sales, growth in gross margin and growth in net income. This resulted in additional expense of 1.2% and 0.8% for the three and nine months, respectively. This increase was partially offset by slight reductions in discretionary spending for advertising (down 0.1% each period) and store and meeting travel (down 0.2% each period).

General and administrative expenses increased from $3.8 million in the third quarter of fiscal 2003 to $4.8 million for the third quarter of fiscal 2004, a 26.0% increase. As a percentage of net sales, general and administrative expenses increased from 3.2% for the third quarter of fiscal 2003 to 3.6% for the third quarter of fiscal 2004. For the first nine months of fiscal 2004, general and administrative expense rose 25.7% from $10.0 million for the nine months ended November 1, 2003, to $12.6 million for the nine months ended October 30, 2004. As a percentage of net sales, general and administrative expense increased to 3.9% for the first nine months of fiscal 2004 compared to 3.5% for the first nine months of fiscal 2003. The increase in general and administrative expense, as a percentage of net sales, for the three months ended October 30, 2004, compared to the same period of fiscal 2003, resulted primarily from a higher bonus accrual for year-end incentives based upon growth in comparable store sales, gross margin and net income (0.4% increase). The increase in general and administrative expense, as a percentage of net sales, for the first nine months of fiscal 2004 compared to the same period of fiscal 2003 resulted primarily from

                                THE BUCKLE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

recording compensation expense related to restricted stock granted in 2003 (0.3% increase) and higher bonus accruals for year-end incentives based upon growth in comparable store sales, gross margin and net income (0.3% increase).

As a result of the above changes, the Company's income from operations increased $4.1 million to $22.6 million for the third quarter of fiscal 2004 compared to $18.5 million for the third quarter of fiscal 2003, a 22.6% increase. Income from operations was 16.9% of net sales for the third quarter of fiscal 2004 compared to 15.2% of net sales for the third quarter of fiscal 2003. Income from operations, year-to-date through October 30, 2004, was $38.7 million, an $11.9 million increase from the first nine months of the prior year. Income from operations was 11.9% of net sales for the first nine months of fiscal 2004 compared to 9.3% for the first nine months of fiscal 2003.

For the quarter ended October 30, 2004, other income increased $0.1 million due to additional interest and dividend income earned on a higher level of cash and investments compared to the same period in the prior year. For the nine months ended October 30, 2004, other income decreased $0.2 million primarily from lower interest rates earned on cash and investments during the first half of the current fiscal year compared to the same period of fiscal 2003.

Income tax expense, as a percentage of pre-tax income, was 36.7% in both the third quarter of fiscal 2004 and the third quarter of fiscal 2003, bringing net income to $14.9 million for the third quarter of fiscal 2004 versus $12.2 million for the third quarter of fiscal 2003, a 22.4% increase. Income tax expense was also 36.7% of pre-tax income for both the first nine months of fiscal 2004 and fiscal 2003, bringing net income to $26.2 million for the first three quarters of fiscal 2004 versus $18.8 million for the same period of fiscal 2003, a 39.5% increase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first nine months of fiscal 2004 and 2003, the Company's cash flow provided by operating activities was $17.6 and $9.5 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 were primarily due to growth in net income, greater build-up of inventory, fewer purchases of investments, and quarterly dividend payments to shareholders which began in the third quarter of fiscal 2003.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against this line

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

during periods of peak inventory build-up. There were no bank borrowings during the first nine months of fiscal 2004 and only minor bank borrowings during the first nine months of fiscal 2003. As of October 30, 2004, the Company had working capital of $207.8 million, including $123.5 million of cash and cash equivalents and short-term investments of $26.6 million.

During the first nine months of fiscal 2004 and 2003 the Company invested $9.1 million and $10.8 million (net of any construction allowances received from landlords), respectively, in new store construction, store renovation and upgrading store technology. The Company also spent approximately $0.8 million and $0.7 million in the first nine months of fiscal 2004 and 2003, respectively, in capital expenditures for the corporate headquarters and distribution center.

During the remainder of fiscal 2004, the Company anticipates completing approximately three additional store construction projects, including approximately two new stores and approximately one store to be remodeled and/or relocated. As of October 30, 2004, three additional lease contracts have been signed, and additional leases are in various stages of negotiation.

Management now estimates that total capital expenditures during fiscal 2004 will be approximately $19.6 million before any landlord allowances estimated to be $2.8 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of October 30, 2004, had total cash and investments of $196.6 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company's plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years' average. Based upon past results and current plans, management does not anticipate any material changes in the Company's need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition, or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.'s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's certain critical accounting policies are listed below.

1. Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability is recorded at the time of card purchases. The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine day following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $258,000 and $258,000 at October 30, 2004 and January 31, 2004, respectively.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuation in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $3.6 million and $2.5 million as of October 30, 2004 and January 31, 2004, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

OFF BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

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

The following tables identify the material obligations and commitments as of October 30, 2004:

                                                Payments Due by Period
                               --------------------------------------------------------
  Contractual obligations
     (dollar amounts in                   Less than                            After 5
         thousands)              Total      1 year    1-3 years   4-5 years     years
---------------------------    --------   ---------   ---------   ---------    --------
Long term debt and purchase
obligations                    $      -    $      -    $      -    $      -    $      -

Deferred Compensation          $  1,689    $  1,689    $      -    $      -    $      -

Operating leases               $205,369    $ 31,088    $ 57,225    $ 50,179    $ 66,877

Total contractual
obligations                    $207,058    $ 32,777    $ 57,225    $ 50,179    $ 66,877

                                               Amount of Commitment Expiration Per Period
                                 ----------------------------------------------------------------------
      Other Commercial
Commitments (dollar amounts      Total Amounts    Less than                                     After 5
       in thousands)               Committed       1 year       1-3 years       4-5 years        years
----------------------------     -------------    ---------     ---------       ---------       -------
Lines of Credit                     $17,500        $17,500      $       -        $     -        $     -

Total Commercial Commitments        $17,500        $17,500      $       -        $     -        $     -

The Company did not have any contingent liability for landlord allowances as of October 30, 2004. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2003 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2001, 2002, and 2003, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended October 30, 2004, and November 1, 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the Company's

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

There have been no significant changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings:                                      None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

                                                                                  APPROXIMATE
                                                                                DOLLAR VALUE OF
                                  TOTAL                      TOTAL NUMBER OF    SHARES THAT MAY
                                  NUMBER      AVERAGE       SHARES PURCHASED    YET BE PURCHASED
                                 OF SHARES   PRICE PAID   AS PART OF PUBLICLY    UNDER PUBLICLY
                                 PURCHASED   PER SHARE       ANNOUNCED PLAN      ANNOUNCED PLAN
                                 ---------   ----------   -------------------   ----------------
August 1, to August 28, 2004      60,000     $    26.25         60,000            $ 1,135,550
August 29, to October 2, 2004     25,000     $    26.73         25,000            $   485,550
October 3, to October 30, 2004         -              -              -            $   485,550

                                  85,000     $    26.39         85,000

      These shares were part of a 500,000 share repurchase plan, announced by the Company on December 27, 2000. Subsequent to October 30, 2004, the Company has not repurchased any additional shares of its common stock, bringing the total repurchased under the plan to 481,325 shares.

Item 3. Defaults Upon Senior Securities:                        None

Item 4. Submission of Matters to a Vote of Security Holders:    None

Item 5. Other Information:                                      None

Item 6. Exhibits:

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

                                                                THE BUCKLE, INC.

Dated: December 8, 2004            /s/ DENNIS H. NELSON.
                                   ---------------------------------------------
                                          DENNIS H. NELSON, President and
                                                     Chief Executive Officer

Dated: December 8, 2004            /s/ KAREN B. RHOADS.
                                   ---------------------------------------------
                                          KAREN B. RHOADS, Vice President
                                          of Finance and Chief Financial Officer