Form 10-K/A
period 2004-01-31
BUCKLE INC
filed 2005-04-20
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 to The Buckle, Inc.'s (the "Company") Annual Report on Form 10-K/A ("Form 10-K/A") is being filed in order to correct the previously issued historical financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, initially filed with the Securities and Exchange Commission (the "SEC") on April 14, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note B: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for additional discussion and a summary of the effect of these changes on the Company's financial statements as of January 31, 2004 and February 1, 2003 and for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

This Form 10-K/A amends and restates only Items 6, 7, 8 and 9A of Part II and
Item 15 of Part IV of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended January 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-K/A, the Company concluded that it was appropriate to reclassify certain store operating liabilities to/from gift certificates redeemable and employee compensation. Accordingly, we have revised the classification to report these changes on the balance sheets as of January 31, 2004 and February 1, 2003. The Company has also made corresponding adjustments to the statements of cash flows for the periods ended January 31, 2004, February 1, 2003 and February 2, 2002, to reflect these reclassifications. See Note B: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for additional discussion on the effects of the change in classification.

                                THE BUCKLE, INC.
                                   FORM 10-K/A
                                JANUARY 31, 2004

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                    PART I

Item 1.  Business                                                                                  4

Item 2.  Properties                                                                               13

Item 3.  Legal Proceedings                                                                        14

Item 4.  Submission of Matters to a Vote of Security Holders                                      14

                                    PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters and
         Issuer Purchases of Equity Securities                                                    14

Item 6.  Selected Financial Data                                                                  15

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    16

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                              23

Item 8.  Financial Statements and Supplementary Data                                              24

Item 9.  Changes In and Disagreements With Independent Registered Public Accounting Firm
          on Accounting and Financial Disclosure                                                  40

Item 9A. Controls and Procedures                                                                  40

Item 9B. Other Information                                                                        41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                      41

Item 11.  Executive Compensation                                                                  41

Item 12.  Security Ownership of Certain Beneficial Owners and Management                          41

Item 13.  Certain Relationships and Related Transactions                                          41

Item 14.  Principal Accountant Fees  and Services                                                 42

                                    PART IV

Item 15.  Exhibits and Financial Statements Schedules                                             42

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

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate website at www.buckle.com.

                              AVAILABLE INFORMATION

The Company's annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission, are publicly available free of charge on the Investor Information section of the Company's website at www.buckle.com as soon as reasonable practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission. The Company's corporate governance policies, ethics code and Board of Directors' committee charters are also posted within this section of the website. The information on the Company's website is not part of this or any other report The Buckle, Inc. files with, or furnishes to, the Securities and Exchange Commission.

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12- to 24-year old. The merchandise mix includes denims, slacks/casual bottoms, tops, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (36.2% of fiscal 2003 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (32.1% of fiscal 2003 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.

                                          Percentage of Net Sales
                                          -----------------------
                            Fiscal 2003        Fiscal 2002          Fiscal 2001
                            -----------        -----------          -----------
Denims                         36.2 %              32.8 %              28.8 %
Tops (including sweaters)      32.1                32.0                33.5
Accessories                    11.4                11.3                11.0
Footwear                        8.9                11.4                11.8
Sportswear/Fashions             4.5                 4.8                 5.7
Casual bottoms                  3.8                 3.7                 5.0
Outerwear                       2.9                 3.7                 2.9
Other                           0.2                 0.3                 1.3
                              -----               -----               -----
         Total                100.0 %             100.0 %             100.0 %
                              =====               =====               =====

Brand name merchandise accounted for more than 80% of the Company's sales volume during fiscal 2003. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Silver, Fossil, Billabong, Ecko, Quiksilver/Roxy and Hurley. The Company believes brand name merchandise will continue to constitute the majority of sales.

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

Management believes the basic overall store architectural design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop, creating a strong visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate.

                            MARKETING AND ADVERTISING

In fiscal 2003, the Company spent $4.3 million or 1.0% of net sales on advertising, promotions and in-store point of sale materials. In-store seasonal sign kits, promotional signage, image brochures and catalogs are used to enhance merchandising presentations and the stores' image. Promotions such as sweepstakes, gift with purchase offers and special events are designed to create an enjoyable shopping experience for Buckle guests. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. The Buckle partners with key vendors on magazine opportunities and special promotions to extend its marketing reach. Radio advertising continues as a media source used to support special events and promotions such as sweepstakes, grand openings and end-of-season sales in approximately 75% of the Company's markets.

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

The Company publishes a corporate web site at www.buckle.com. The Company's web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative and brand building environment where visitors can get the latest Buckle fashion information with special features including an online denim guide, "look" suggestions and style boutiques. The Company has an opt-in online database and sends periodic and targeted e-mail campaigns to notify members of the latest store promotions and product offerings. Online guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the latest Buckle financial news. The Buckle Online Store was launched April 26, 1999 as a marketing tool, to extend the Company's brand beyond the physical locations. Offering a growing selection of the merchandise inventory online, the Company presents the online store as a "taste test" in new markets as well as a cross-channel tool in existing markets, which means guests can shop both in the brick and mortar stores and via the online store.

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

                           PURCHASING AND DISTRIBUTION

The Company has an experienced buying team. The buying team includes the President, the Vice President of Women's Merchandising, one women's merchandiser, two men's merchandisers and six buyers. The top four members of this buying team combined, have over 100 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the Company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

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

The Company is currently looking into a building expansion that would allow further growth in office space as well as additional space for our supplies department and the online store. Our distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2004, the Company operated 318 stores in 38 states, including 2 stores opened in fiscal 2004. The existing stores are in 4 downtown locations, 11 strip centers, 7 lifestyle centers and 296 shopping malls. The Company anticipates opening approximately 10 additional new stores in fiscal 2004. All new stores for fiscal 2004 are expected to be located in higher traffic shopping malls except for two which are expected to be located in lifestyle centers. The following table lists the location of existing stores as of April 1, 2004.

                               Location of Stores

State         Number of Stores   State            Number of Stores
-----------   ----------------   --------------   ----------------
Alabama              5           Nebraska               16
Arizona              6           Nevada                  1
Arkansas             5           New Mexico              4
California          10           North Carolina          7
Colorado            12           North Dakota            3
Florida              3           Ohio                   12
Georgia              3           Oklahoma               13
Idaho                5           Oregon                  2
Illinois            16           Pennsylvania            4
Indiana             12           South Carolina          1
Iowa                19           South Dakota            3
Kansas              16           Tennessee               8
Kentucky             6           Texas                  33
Louisiana            7           Utah                    9
Michigan            18           Virginia                2
Minnesota           11           Washington              7
Mississippi          5           West Virginia           2
Missouri            13           Wisconsin              13
Montana              5           Wyoming                 1
                                                       ---

                                 Total                 318
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

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1994 to the end of fiscal 2003:

                         Total Number of Stores Per Year

Fiscal   Open at start    Opened in      Closed in
 Year       of year      Current Year   Current Year   Total
------   -------------   ------------   ------------   -----
 1994         131             16             -          147
 1995         147             17             -          164
 1996         164             17             -          181
 1997         181             19             1          199
 1998         199             24             1          222
 1999         222             27             1          248
 2000         248             28             2          274
 2001         274             24             3          295
 2002         295             11             2          304
 2003         304             16             4          316

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

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND RISK FACTORS

Certain statements herein, including anticipated store openings, trends in or expectations regarding The Buckle, Inc.'s revenue and net earnings growth, comparable store sales growth, cash flow requirements and capital expenditures, all constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, changes in product mix, changes in fashion trends and/or pricing, competitive factors, general economic conditions, economic conditions in the retail apparel industry, successful execution of internal performance and expansion plans and other risks detailed herein and in The Buckle, Inc.'s other filings with the Securities and Exchange Commission.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which speak only as of the date of this report. The Company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following are material risk factors.

MERCHANDISING/FASHION SENSITIVITY. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately and timely to the changes in fashion trends would reduce the Company's net sales and profitability. Misjudgments or unanticipated fashion changes could have a negative impact on the Company's image with its customers which would also reduce the Company's net sales and profitability.

PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 18% and 11% of the net sales for fiscal 2003 and fiscal 2002, respectively. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company's private label products generally earn a higher margin than branded product, thus reductions in the private label mix would decrease the Company's merchandise margin and as a result, reduce net earnings.

FLUCTUATIONS IN COMPARABLE STORE NET SALES RESULTS. The Company's comparable store net sales results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales results, including changes in fashion trends, changes in the Company's merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. The Company's comparable store net sales results for a particular period in the future may decrease. As a result of these or other factors, the Company's future comparable sales could decrease, reducing overall net sales and profitability. These reductions could also cause the market price of the Company's common stock to decline.

EXPANSION AND MANAGEMENT OF GROWTH. The Buckle, Inc.'s continued growth depends on its ability to open and operate stores on a profitable basis and management's ability to manage planned expansion. During fiscal 2004, the Company plans to open 12 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company's control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth there would be less growth in the Company's net sales from new stores and less growth in profitability. If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company's sales revenues.

RELIANCE ON KEY PERSONNEL. The continued success of the Buckle, Inc. is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus causing a reduction in net earnings. The Company's success in the future will also be dependent upon the Company's ability to attract and retain qualified personnel. The Company's failure to attract and retain qualified personnel could reduce the number of new stores the Company could open in a year which would cause net sales to decline, could create additional operating expenses, and reduce overall profitability for the Company.

DEPENDENCE ON A SINGLE DISTRIBUTION FACILITY. The distribution function for all of the Company's stores is handled from a single facility in Kearney, Nebraska. Any significant interruption in the operation of the distribution facility due to natural disasters, system failures or other unforeseen causes would impede the distribution of merchandise to the stores, causing a decline in store inventory, reduce store sales and reduce company profitability. There can be no assurance that the current facilities will be adequate to support the Company's future growth.

RELIANCE ON FOREIGN SOURCES OF PRODUCTION. The Company purchases a portion of its private label merchandise directly in foreign markets. In addition, some of the Company's domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes and other charges on imports and local business practice and political issues which may result in adverse publicity. The Company's inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise, and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company's net sales and also in net earnings.

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

                 Number of expiring
     Year              leases
--------------   ------------------
2005                     49
2006                     34
2007                     27
2008                     23
2009                     24
2010                     44
2011                     38
2012 and later           79
                        ---
Total                   318
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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company's first ever cash dividend of 10 cent per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004. During the fourth quarter of fiscal 2003, the Company repurchased 70,000 shares of its common stock at an average price of $21.46 per share. The shares were purchased pursuant to a stock buy-back plan authorized by the Board of Directors on December 27, 2000.

The number of record holders of the Company's common stock as of March 26, 2004 was 375. Based upon information from the principal market makers, the Company believes there are more than 3,000 beneficial owners. The closing price of the Company's common stock on March 26, 2004 was $28.10.

Additional information required by this item is incorporated by reference to the information on page 32 of the Company's 2003 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K/A. The remainder of the information required by this item appears in the Notes to Financial Statements under Footnote J "Stock-Based Compensation" on pages 35 and 36.

ITEM 6. SELECTED FINANCIAL DATA

In thousands, except earnings per share and store operating data

The following selected financial data are derived from the financial statements of The Buckle, Inc. (the "Company") and have been restated to reflect adjustment to the original Form 10-K that are further discussed in Note B: "Restatement of Financial Statements" under Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of the Form 10-K/A. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the section "Certain Additional Risks and Uncertainties" in the Company's Annual Report on Form 10-K/A and the Company's financial statements and notes thereto.

                                                                 SELECTED FINANCIAL DATA
                                            (Dollar Amounts in Thousands Except Share and Per Share Amounts)
                                          --------------------------------------------------------------------
                                                                  Fiscal Years Ended
                                          --------------------------------------------------------------------
                                           January 31,   February 1,   February 2,   February 3,   January 29,
                                            2004 (e)      2003 (e)       2002 (e)    2001 (a,e)      2000 (e)
                                          ------------   -----------   -----------   -----------   -----------
INCOME STATEMENT DATA
       Net sales                            $422,820      $401,060      $387,638      $393,247      $375,526
       Cost of sales (including
         buying, distribution and
         occupancy costs)                    280,004       269,516       259,994       262,534       243,592
                                            --------      --------      --------      --------      --------
       Gross profit                          142,816       131,544       127,644       130,713       131,934
       Selling expenses                       79,668        74,754        69,786        69,635        64,876
       General and
         administrative expenses              15,045        10,979        10,939        10,365        11,004
                                            --------      --------      --------      --------      --------
       Income from operations                 48,103        45,811        46,919        50,713        56,054
       Other income, net                       4,688         4,698         4,820         3,860         3,367
                                            --------      --------      --------      --------      --------
       Income before income taxes
         and cumulative effect of
         change in accounting                 52,791        50,509        51,739        54,573        59,421
       Provision for income taxes             19,112        18,434        19,097        20,022        22,110
                                            --------      --------      --------      --------      --------
       Income before cumulative effect
         of change in accounting              33,679        32,075        32,642        34,551        37,311
       Cumulative effect of change in
         accounting, net of taxes (b)              -             -             -          (270)            -
                                            --------      --------      --------      --------      --------
       Net income                           $ 33,679      $ 32,075      $ 32,642      $ 34,281      $ 37,311
                                            ========      ========      ========      ========      ========
       Basic income per share               $   1.60      $   1.52      $   1.57      $   1.67      $   1.71
                                            ========      ========      ========      ========      ========
       Diluted income per share             $   1.56      $   1.47      $   1.51      $   1.60      $   1.63
                                            ========      ========      ========      ========      ========
       Dividends per share (c)              $   0.20      $   0.00      $   0.00      $   0.00      $   0.00
                                            ========      ========      ========      ========      ========

SELECTED OPERATING DATA
       Stores open at end of period              316           304           295           274           248
       Average sales per square
         foot, (gross sq. ft.)              $    274      $    274      $    279      $    309      $    334
       Average sales per store (000's)      $  1,350      $  1,334      $  1,352      $  1,482      $  1,581
       Comparable store sales change(d)          1.1%         -0.5%         -6.2%         -6.0%          0.9%

BALANCE SHEET DATA
       Working capital                      $180,678      $144,540      $145,629      $116,283      $ 86,118
       Long-term investments                $ 52,647      $ 54,548      $ 32,556      $ 20,688      $ 21,542
       Total assets                         $356,222      $318,011      $282,871      $245,437      $210,714
       Long-term debt                              -             -             -             -             -
       Stockholders' equity                 $293,845      $261,027      $230,046      $190,630      $159,521

(a) consists of 53 weeks

(b) In fiscal 2000, the Company changed its method of revenue recognition for layaway sales in accordance with the guidance and interpretations provided by the SEC's SAB No. 101, Revenue Recognition.

(c) The Company declared and paid its first ever quarterly cash dividends of $.10 per share in both the third and fourth quarters of fiscal 2003. Cash dividends of $.10 per share were paid in all four quarters of fiscal 2004.

(d) Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented and were open for the full fiscal period in both the current and prior year. Stores which have been remodeled, expanded and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation.

(e) Financial statements have been restated to reflect adjustments to properly account for tenant improvement allowances, rent holidays and straight-line rent in accordance with generally accepted accounting principles in the United States of America as discussed in Note B to Financial Statements.

ITEM 7
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company included in this Form 10-K/A. The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (GAAP). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 in this report.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the balance sheets and as capital expenditures in investing activities on the statements of cash flows. Management determined that Financial Accounting Standards Board (FASB) Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the balance sheets and as a component of operating activities on the statements of cash flows.

For leases initiated in fiscal 2000 and forward, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date of the retail stores. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally approximately three months prior to a store opening date. Excluding tax impacts, the correction of this accounting, and other adjustments to straight-line rent expense, requires the Company to record additional deferred rent on the balance sheets, as well as, to correct rent expense in "Cost of Sales" on the statements of income for each of the three years in the period January 31, 2004. The cumulative effect of these accounting changes is a reduction to retained earnings of $3.4 million as of the beginning of fiscal 2001 and decreases to earnings of $0.1 million, $0 million and $0.2 million for the fiscal years 2003, 2002 and 2001, respectively.

See Note B to the financial statements for a summary of the effects of these changes on the Company's balance sheets as of January 31, 2004 and February 1, 2003, as well as, on the Company's statements of income and cash flows for fiscal years 2003, 2002 and 2001. The accompanying Management's Discussion and Analysis gives effect to these corrections.

EXECUTIVE OVERVIEW

Company management considers the following items to be key performance indicators in evaluating Company performance.

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being measured. Management considers comparable store sales to be an important indicator of current company performance, helping provide positive operating leverage for certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage and reduce net earnings.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period.

                                          Percentage of Net Sales
                                          For Fiscal Years Ended            Percentage Increase (Decrease)
                                  January 31,   February 1,   February 2,            Fiscal Year
                                     2004          2003          2002       2002 to 2003      2001 to 2002
                                  -----------   -----------   -----------   ------------      ------------
INCOME STATEMENT DATA
     Net sales                       100.0%       100.0%        100.0%          5.4%              3.5%
     Cost of sales (including
       buying, distribution and
       occupancy costs)               66.2%        67.2%         67.1%          3.9%              3.7%
                                     -----        -----         -----          ----              ----
     Gross profit                     33.8%        32.8%         32.9%          8.6%              3.1%
     Selling expenses                 18.8%        18.7%         18.0%          6.6%              7.1%
     General and
       administrative expenses         3.6%         2.7%          2.8%         37.0%              0.4%
                                     -----        -----         -----          ----              ----
     Income from operations           11.4%        11.4%         12.1%          5.0%             -2.4%
     Other income                      1.1%         1.2%          1.2%         -0.2%             -2.5%
                                     -----        -----         -----          ----              ----
     Income before
       income taxes                   12.5%        12.6%         13.3%          4.5%             -2.4%
     Provision for income taxes        4.5%         4.6%          4.9%          3.7%             -3.5%
                                     -----        -----         -----          ----              ----
     Net income                        8.0%         8.0%          8.4%          5.0%             -1.7%
                                     =====        =====         =====          ====              ====

FISCAL 2003 COMPARED TO FISCAL 2002

Net sales increased from $401.1 million in fiscal 2002 to $422.8 million in fiscal 2003, a 5.4% increase. Comparable store sales increased by $4.4 million, or 1.1% for the 52 weeks ended January 31, 2004 compared to the same 52-week period in the prior year. The Company had 1.0% sales growth in fiscal 2003 that was attributable to the inclusion of a full year of operating results in fiscal 2003 for stores opened in fiscal 2002 and 3.3% growth from the opening of 16 new stores in fiscal 2003.

The Company's average retail price per piece of merchandise decreased $0.72 per piece, approximately 2%, in fiscal 2003 compared to fiscal 2002. This $0.72 decrease in the average price per piece was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a decrease in footwear price points of approximately 20% (-$0.80), a 7% decrease in knit shirt price points (-$0.58), a 7% decrease in sweater price points (-$0.08), a 7% decrease in outerwear price points ($0.08) and a change in the merchandise mix (-$0.05). These decreases were partially offset by increased price points for denims ($.52), woven shirts ($.12), casual pants ($0.11), accessories ($0.08) and active sportswear ($0.05). These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label. Average sales per square foot for fiscal 2003 were $274, which was even with the prior fiscal year.

Gross profit after buying, distribution and occupancy costs increased $11.3 million in fiscal 2003 to $142.8 million, an 8.6% increase. As a percentage of net sales, gross profit increased from 32.8% in fiscal 2002 to 33.8% in fiscal 2003. The increase was primarily attributable to an improvement in actual merchandise margins of over 1%, as a percentage of the Company's net sales for the fiscal year; achieved through fewer markdowns, timely sell-throughs on new product and an increase in sales of private label merchandise, which achieves a higher margin. This improvement was partially offset by slightly higher occupancy costs, up 0.27% as a percentage of net sales, as the company has continued to expand into more expensive markets. Merchandise shrinkage remained the same at 0.6% of net sales for both fiscal 2003 and fiscal 2002.

Selling expenses increased from $74.8 million for fiscal 2002 to $79.7 million for fiscal 2003, a 6.6% increase. Selling expenses as a percentage of net sales increased from 18.7% for fiscal 2002 to 18.8% for fiscal 2003. The increase was primarily attributable to higher incentive bonuses for store managers due to increased net profits, an increase of 0.14% as a percentage of net sales, and higher bankcard fees as a result of an increase in rates charged by VISA/Mastercard and an increase in the percentage of net sales tendered via charge cards compared to the prior year, an increase of 0.07% as a percentage of net sales. These increases were partially offset by slight reductions in spending for in-store point-of-sale advertising (-0.06%, as a percentage of net sales), store visit and meeting travel (-0.11%, as a percentage of net sales) and selling supplies (-0.02%, as a percentage of net sales), during fiscal 2003 compared to fiscal 2002.

General and administrative expenses increased from $11.0 million in fiscal 2002 to $15.0 million in fiscal 2003, a 37.0% increase. As a percentage of net sales, general and administrative expense increased from 2.7% for fiscal 2002 to 3.6% for fiscal 2003. The increase in general and administrative expense, as a percentage of net sales, resulted primarily from recording compensation expense related to restricted stock grants during fiscal 2003, from recognizing a larger loss on the disposal of abandoned assets for remodeled stores in fiscal 2003 compared to fiscal 2002 and from recognizing a gain on the sale of a corporate aircraft during fiscal 2002. The restricted stock compensation of $1.6 million recorded in fiscal 2003 accounted for 0.4% of the increase, as a percentage of net sales, the increase in the loss on abandoned assets accounted for 0.08% of the increase and the prior year gain on the sale a corporate aircraft accounted for 0.09% of the increase.

As a result of the above changes, the Company's income from operations increased $2.3 million to $48.1 million for fiscal 2003, a 5.0% increase compared to fiscal 2002. Income from operations was 11.4% as a percentage of net sales in both fiscal 2002 and fiscal 2003.

Other income for fiscal 2003 decreased 0.2% from fiscal 2002 to $4.7 million. The decrease is primarily due to a reduction in interest income, as interest rates continued to be lower in fiscal 2003 compared with fiscal 2002; although balances in cash and investments were higher during fiscal 2003 than they were during the prior fiscal year.

Income tax expense as a percentage of pre-tax income was 36.2% in fiscal 2003 compared to 36.5% in fiscal 2002, bringing net income to $33.7 million for fiscal 2003 versus $32.1 million for fiscal 2002, an increase of 5.0%. The change in the Company's effective income tax rate resulted primarily from state income tax planning.

FISCAL 2002 COMPARED TO FISCAL 2001

Net sales increased from $387.6 million in fiscal 2001 to $401.1 million in fiscal 2002, a 3.5% increase. Comparable store sales decreased by $2.0 million, or 0.5% for the 52 weeks ended February 1, 2003 compared to the same 52-week period in the prior year. The Company had 1.9% sales growth in fiscal 2002 that was attributable to the inclusion of a full year of operating results in fiscal 2002 for stores opened in fiscal 2001 and 2.1% from the opening of 11 new stores in fiscal 2002.

The Company's average retail price per piece of merchandise decreased $0.30 per piece in fiscal 2002 compared to fiscal 2001, primarily due to 22.4% lower price points in footwear, as well as, from a decline in footwear sales as a percentage of net sales. Other categories with price point decreases were sweaters and accessories. These decreases were partially offset by increased price points for denims, casual pants, knit shirts, outerwear and active sportswear. Average sales per square foot decreased 1.8% from $279 to $274.

Gross profit after buying, distribution and occupancy costs increased $3.9 million in fiscal 2002 to $131.5 million, a 3.1% increase. As a percentage of net sales, gross profit decreased from 32.9% in fiscal 2001 to 32.8% in fiscal 2002. The decrease was primarily attributable to higher occupancy costs, which increased 0.68% as a percentage of net sales for the fiscal year and higher distribution costs. These increased costs were partially offset by an improvement in the actual merchandise margins of 0.57%, as a percentage of net sales. Gross margin was also impacted by the decrease in merchandise shrinkage which fell to 0.6% in fiscal 2002 compared to 0.7% in fiscal 2001.

Selling expenses increased from $69.8 million for fiscal 2001 to $74.8 million for fiscal 2002, a 7.1% increase. Selling expenses as a percent of net sales increased from 18.0% for fiscal 2001 to 18.7% for fiscal 2002. The increase was primarily attributable to higher payroll expense, up 0.43% as a percentage of net sales, higher advertising expenses, up 0.14% as a percentage of net sales, and higher travel expenses, up 0.10% as a percentage of net sales. These higher costs were partially due to a decline in leverage provided by comparable store sales.

General and administrative expenses increased from $10.9 million in fiscal 2001 to $11.0 million in fiscal 2002, a 0.4% increase. As a percentage of net sales, general and administrative expense decreased from 2.8% for fiscal 2001 to 2.7% for fiscal 2002. Decreases in general and administrative expenses, as a percentage of net sales, resulted primarily from a gain on sales of assets which reduced the general and administrative expense by 0.14%, as a percentage of net sales, plus slight decreases in bonus expense and general supplies expense. These changes were partially offset by increased personal property tax expense for the year.

As a result of the above changes, the Company's income from operations decreased $1.1 million to $45.8 million for fiscal 2002, a 2.4% decrease compared to fiscal 2001. Income from operations was 11.4% as a percentage of net sales in fiscal 2002 compared to 12.1% in fiscal 2001.

Other income for fiscal 2002 decreased 2.5% from fiscal 2001 to $4.7 million. The decrease is primarily due to a decrease in income received from state tax incentive programs, partially offset by an increase in interest income compared to fiscal 2001.

Income tax expense as a percentage of pre-tax income was 36.5% in fiscal 2002 compared to 36.9% in fiscal 2001, bringing net income to $32.1 million for fiscal 2002 versus $32.6 million for fiscal 2001, a decrease of 1.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, dividend payments, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The Company declared and paid its first ever quarterly cash dividends of $.10 per share in both the third and fourth quarters of fiscal 2003. The Company plans to continue its quarterly dividends during fiscal 2004. During fiscal 2003, 2002 and 2001 the Company's cash flow from operations was $57.9 million, $45.5 million and $48.7 million, respectively. During fiscal 2003, 2002 and 2001, the Company also used cash for repurchasing shares of the Company's common stock. In fiscal 2003, the Company purchased 152,300 shares at a cost of $2.9 million. The Company purchased 119,125 shares in fiscal 2002 at a cost of $2.0 million and 79,200 shares in fiscal 2001 at a cost of $1.3 million. The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. As of January 31, 2004, the Company's working capital was $180.7 million, including $120.0 million of cash and cash equivalents.

The Company has, from time to time, borrowed against these lines of credit during periods of peak inventory build-up. There were immaterial borrowings during fiscal 2003, 2002 and 2001. The Company had no bank borrowings as of January 31, 2004.

During fiscal 2003, 2002 and 2001, the Company invested $19.4 million, $18.6 million and $15.5 million, respectively, in new store construction, store renovation and upgrading store technology. The Company also spent $0.8 million, $0.6 million and $0.4 million, in fiscal 2003, 2002 and 2001, respectively, in capital expenditures for the corporate headquarters and distribution facility. In the third quarter of fiscal 2002, the Company purchased a used Citation X aircraft and sold its Citation III aircraft at a net additional cost of $9.1 million.

During fiscal 2004, the Company anticipates completing approximately 20 store construction projects, including approximately 12 new stores and approximately 8 stores to be remodeled and/or relocated. As of March 2004, leases for eight new stores have been signed, and leases for seven additional locations are under negotiation; however, exact new store openings, remodels and relocations may vary from those anticipated. The average cost of opening a new store during fiscal 2003 was approximately $710,000, including construction costs of approximately $560,000 and inventory costs of approximately $150,000, net of payables. Management estimates that total capital expenditures during fiscal 2004 will be approximately $25.1 million before estimated landlord allowances of $3.1 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flows each year, does not currently have plans for any merger or acquisition, and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability, and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition, or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

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

1. Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability is recorded at the time of card purchases. The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $258,000 and $250,000 at January 31, 2004 and February 1, 2003, respectively.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods - sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuation in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $2.5 million and $2.2 million as of January 31, 2004 and February 1, 2003, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

4. Operating Leases. The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in "Deferred rent liability" on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of earnings.

      For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the balance sheets and the corresponding rent expense when specified levels have been achieved. If the Company subsequently determined the lease term to vary from that used in calculations of straight-line rent expense, there could be additional expense to be recorded, thus reducing the Company's earnings for the period of correction.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMERCIAL
COMMITMENTS

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

The following tables identify the material obligations and commitments as of January 31, 2004:

                                                  Payments Due by Period
                                --------------------------------------------------------
   Contractual obligations                   Less than                           After 5
(dollar amounts in thousands)     Total       1 year     1-3 years   4-5 years    years
-----------------------------   ----------   ---------   ---------   ---------   -------
Long term debt                  $        -   $       -   $       -   $       -   $     -

Purchase Obligations            $    1,137   $   1,137   $       -   $       -   $     -

Deferred Compensation           $    1,467   $       -   $       -   $       -   $ 1,467

Operating leases                $  213,984   $  29,783   $  58,269   $  49,825   $76,107

Total contractual obligations   $  216,588   $  30,920   $  58,269   $  49,825   $77,574

                                         Amount of Commitment Expiration Per Period
                               -----------------------------------------------------------------
    Other Commercial
   Commitments (dollar         Total Amounts   Less than
  amounts in thousands)          Committed       1 year    1-3 years   4-5 years   After 5 years
----------------------------   -------------   ---------   ---------   ---------   -------------
Lines of credit                 $    17,500    $  17,500   $       -   $       -    $         -

Total commercial commitments    $    17,500    $  17,500   $       -   $       -    $         -

The Company did not have any contingent liability for landlord allowances as of January 31, 2004. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2003 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2003, 2002 and 2001, the Christmas and back-to-school seasons accounted for an average of approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the financial position, results of operations or cash flows of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management's discussion and analysis contains certain forward-looking statements, which reflect management's current views and estimates of future economic conditions, company performance and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors and general economic conditions, economic conditions in the retail apparel industry, and other risks and uncertainties inherent in the Company's business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that we borrow under our line of credit facility, we would be exposed to market risk related to changes in interest rates. As of January 31, 2004, no borrowings were outstanding under our line of credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short- and long-term investments of excess cash in short- and long-term investment grade interest-bearing securities. If there are changes in interest rates, those changes would affect the investment income we earn on those investments. For each one-quarter of a percent decline in the interest/dividend rate earned on cash and investments, the Company's net income would decrease approximately $0.01 per share. This amount could vary based upon the number of shares of the Company's stock outstanding and the level of cash and investments held by the Company.

We have certain investments that generate interest income. These investments have carrying values that are subject to interest rate changes that could impact our earnings to the extent that we did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income we earn on our investments. For each one-quarter of a percent decline in the interest/dividend rate earned on cash and investments (approximately a 10% change in the rate earned), the Company's net income would decrease approximately $260,000. This amount could vary based upon the number of shares of the Company's stock outstanding and the level of cash and investments held by the Company.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
THE BUCKLE, INC.

BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               JANUARY 31,     FEBRUARY 1,
                                                                                  2004            2003
                                                                              (As Restated,   (As Restated,
                                                                               see Note B)     see Note B)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $ 119,976       $ 92,976
  Investments (Note C)                                                             23,346         15,450
  Accounts receivable, net of allowance of $181 and $217, respectively              3,585          1,390
  Inventory                                                                        61,156         60,041
  Prepaid expenses and other assets (Note F)                                        9,083          7,934
                                                                                ---------       --------
           Total current assets                                                   217,146        177,791
                                                                                ---------       --------

PROPERTY AND EQUIPMENT  (Note D):                                                 169,453        155,612
  Less accumulated depreciation and amortization                                  (85,550)       (75,195)
                                                                                ---------       --------
                                                                                   83,903         80,417
                                                                                ---------       --------

LONG-TERM INVESTMENTS (Note C)                                                     52,647         54,548
OTHER ASSETS (Notes F and G)                                                        2,526          5,255
                                                                                ---------       --------

                                                                                $ 356,222       $318,011
                                                                                =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  14,207       $ 13,318
  Accrued employee compensation                                                    11,890         10,326
  Accrued store operating expenses                                                  3,833          3,162
  Gift certificates redeemable                                                      3,778          3,478
  Income taxes payable                                                              2,760          2,966
                                                                                ---------       --------
           Total current liabilities                                               36,468         33,250

DEFERRED COMPENSATION (Note I)                                                      1,467            946
DEFERRED RENT LIABILITY                                                            24,442         22,788
                                                                                ---------       --------
           Total liabilities                                                       62,377         56,984
                                                                                ---------       --------

COMMITMENTS (Notes E and H)

STOCKHOLDERS' EQUITY (Note J):
  Common stock, authorized 100,000,000 shares of $.01 par value; issued and
    outstanding; 21,484,316 and 21,045,404 shares, respectively                       215            210
  Additional paid-in capital                                                       24,245         18,089
  Retained earnings                                                               272,125        242,728
  Unearned compensation - restricted stock                                         (2,740)             -
                                                                                ---------       --------
           Total stockholders' equity                                             293,845        261,027
                                                                                ---------       --------

                                                                                $ 356,222       $318,011
                                                                                =========       ========

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FISCAL YEARS ENDED
                                                ---------------------------------------------
                                                JANUARY 31,      FEBRUARY 1,    FEBRUARY 2,
                                                   2004             2003           2002
                                                (As Restated,   (As Restated,   (As Restated,
                                                 see Note B)     see Note B)     see Note B)
SALES, Net of returns and allowances of
  $32,364, $31,826 and $28,278, respectively      $ 422,820        $ 401,060      $ 387,638

COST OF SALES (Including buying, distribution
  and occupancy costs)                              280,004          269,516        259,994
                                                  ---------        ---------      ---------

           Gross profit                             142,816          131,544        127,644
                                                  ---------        ---------      ---------

OPERATING EXPENSES:
  Selling                                            79,668           74,754         69,786
  General and administrative                         15,045           10,979         10,939
                                                  ---------        ---------      ---------
                                                     94,713           85,733         80,725
                                                  ---------        ---------      ---------

INCOME FROM OPERATIONS                               48,103           45,811         46,919

OTHER INCOME, Net                                     4,688            4,698          4,820
                                                  ---------        ---------      ---------

INCOME BEFORE INCOME TAXES                           52,791           50,509         51,739

PROVISION FOR INCOME TAXES (Note F)                  19,112           18,434         19,097
                                                  ---------        ---------      ---------

NET INCOME                                        $  33,679        $  32,075      $  32,642
                                                  =========        =========      =========

EARNINGS PER SHARE (Note K):
  Basic                                           $    1.60        $    1.52      $    1.57
                                                  =========        =========      =========

  Diluted                                         $    1.56        $    1.47      $    1.51
                                                  =========        =========      =========

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                        ADDITIONAL                          COMPREHENSIVE
                                                 COMMON  PAID-IN    RETAINED    UNEARNED       INCOME              COMPREHENSIVE
                                                  STOCK  CAPITAL    EARNINGS  COMPENSATION     (LOSS)      TOTAL       INCOME
BALANCE, Feb. 4, 2001 (previously reported)      $ 204  $ 13,006   $  181,447   $    (620)      $ 29      $194,066
  Prior year adjustment (see Note B)                 -         -       (3,436)          -          -        (3,436)
                                                 -----  --------   ----------   ---------       ----      --------
BALANCE, Feb. 4, 2001(As Restated,                 204    13,006      178,011        (620)        29       190,630
    see Note B)
  Comprehensive income:
    Net income (As Restated, see Note B)             -         -       32,642           -          -        32,642    $  32,642
    Unrealized loss on available-for-sale
      securities, net of taxes of $24                -         -            -           -        (41)          (41)         (41)
                                                                                                                      ---------
           Total comprehensive income (As                                                                             $  32,601
                                                                                                                      =========
           Restated, see Note B)
  Common stock (869,272 shares)
    issued on exercise of stock options              9     3,900            -           -          -         3,909
  Amortization of restricted stock
    issuance                                         -         -            -         126          -           126
  Forfeited restricted stock (53,191 shares)        (1)   (1,113)           -         368          -          (746)
  Common stock (79,200 shares)
    purchased and retired                           (1)   (1,280)           -           -          -        (1,281)
  Tax benefit related to exercise of
    employee stock options                           -     4,807            -           -          -         4,807
                                                 -----  --------   ----------   ---------       ----      --------

BALANCE, February 2, 2002 (As Restated,            211    19,320      210,653        (126)       (12)      230,046
    see Note B)
  Comprehensive income:
    Net income (As Restated, see Note B)             -         -       32,075           -          -        32,075    $  32,075
    Reclassification adjustment for losses
      included in net income, net of taxes of-$7     -         -            -           -         12            12           12
                                                                                                                      ---------
           Total comprehensive income (As                                                                             $  32,087
                                                                                                                      =========
           Restated, see Note B)
  Common stock (48,991 shares)
    issued on exercise of stock options              -       574            -           -          -           574
  Amortization of restricted stock
    issuance                                         -         -            -         126          -           126
  Common stock (119,125 shares)
    purchased and retired                           (1)   (1,987)           -           -          -        (1,988)
  Tax benefit related to exercise of
    employee stock options                           -       182            -           -          -           182
                                                 -----  --------   ----------   ---------       ----      --------

BALANCE, February 1, 2003 (As Restated,            210    18,089      242,728           -          -       261,027
see Note B)
  Comprehensive income:
    Net income (As Restated, see Note B)             -         -       33,679           -          -        33,679    $  33,679
                                                                                                                      =========

  Dividends paid on common stock,
    $.10 per share                                   -         -       (4,282)          -          -        (4,282)
  Common stock (421,485 shares)
    issued on exercise of stock options              4     2,505            -           -          -         2,509
  Restricted stock grants (169,840 shares)           2     4,373            -      (4,375)         -             -
  Amortization of restricted stock grant             -         -            -       1,635          -         1,635
  Common stock (152,300 shares)
    purchased and retired                           (1)   (2,907)           -           -          -        (2,908)
  Tax benefit related to exercise of
    employee stock options                           -     2,185            -           -          -         2,185
                                                 -----  --------   ----------   ---------       ----      --------

BALANCE, January 31, 2004 (As Restated,          $ 215  $ 24,245   $  272,125   $  (2,740)      $  -      $293,845
see Note B)                                      =====  ========   ==========   =========       ====      ========

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                               FISCAL YEARS ENDED
                                                                 ---------------------------------------------
                                                                  JANUARY 31,     FEBRUARY 1,     FEBRUARY 2,
                                                                     2004            2003            2002
                                                                 (As Restated,   (As Restated,   (As Restated,
                                                                  see Note B)     see Note B)     see Note B)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 33,679        $ 32,075        $ 32,642
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation                                                   15,956          14,869          14,176
      Amortization of unearned compensation - restricted stock        1,635             126             126
      Forfeiture of restricted stock                                      -               -            (746)
      Deferred taxes                                                  1,813            (174)           (622)
      Tax benefit from employee stock option exercises                2,185             182           4,807
      Loss (gain) on disposal of assets                                 773             (53)            545
      Changes in operating assets and liabilities:
        Accounts receivable                                          (2,195)            631              47
        Inventory                                                    (1,115)         (5,744)             95
        Prepaid expenses                                               (256)           (552)           (459)
        Accounts payable                                                889           2,185          (2,570)
        Accrued employee compensation                                 1,564            (199)           (998)
        Accrued store operating expenses                                671            (383)           (103)
        Gift certificates redeemable                                    300             432             431
        Long-term liabilities and deferred compensation               2,175             554           3,750
        Income taxes payable                                           (206)          1,569          (2,493)
                                                                   --------        --------        --------

           Net cash flows from operating activities                  57,868          45,518          48,628
                                                                   --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (20,237)        (28,328)        (15,955)
  Proceeds from sale of property and equipment                           22           3,049               4
  (Increase) decrease in other assets                                    23             (54)           (324)
  Purchase of investments                                           (40,117)        (50,135)        (22,055)
  Proceeds from sales and maturities of investments                  34,122          22,425          19,834
                                                                   --------        --------        --------

           Net cash flows from investing activities                 (26,187)        (53,043)        (18,496)
                                                                   --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                         2,509             574           3,909
  Purchases of common stock                                          (2,908)         (1,988)         (1,281)
  Payment of dividends                                               (4,282)              -               -
                                                                   --------        --------        --------

           Net cash flows from financing activities                  (4,681)         (1,414)          2,628
                                                                   --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 27,000          (8,939)         32,760

CASH AND CASH EQUIVALENTS, Beginning of year                         92,976         101,915          69,155
                                                                   --------        --------        --------

CASH AND CASH EQUIVALENTS, End of year                             $119,976        $ 92,976        $101,915
                                                                   ========        ========        ========

See notes to financial statements.

THE BUCKLE, INC.

NOTES TO FINANCIAL STATEMENTS
FISCAL YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003 AND FEBRUARY 2, 2002 (DOLLAR AMOUNTS ARE IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      FISCAL YEAR - The Buckle, Inc. (the Company) has its fiscal year end on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2003, 2002 and 2001 represent the 52-week periods ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

      NATURE OF OPERATIONS - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women operating 316 stores located in 38 states throughout the central, northwestern and southern regions of the United States, as of January 31, 2004.

      During fiscal 2003, the Company opened sixteen new stores, substantially renovated sixteen stores and closed four stores. During fiscal 2002, the Company opened eleven new stores, substantially renovated eight stores, and closed two stores. During fiscal 2001, the Company opened twenty-four new stores, substantially renovated eight stores and closed three stores.

      REVENUE RECOGNITION - The Company operates on a cash and carry basis, so revenue is recognized at the time of sale. Merchandise returns are estimated and accrued at the end of the period. The reserve for merchandise returns was $258 and $250 as of January 31, 2004 and February 1, 2003, respectively. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. The Company has several sales incentives that it offers customers including a frequent shopper punch card, B-Rewards gift certificates, and occasional sweepstakes and gifts with purchase offers. The frequent shopper punch card is recognized as cost of goods sold at the time of the redemption, using the actual amount tendered. The B-Rewards incentives are recorded as a liability and as a selling expense at the time the gift certificates are issued to the customers. Sweepstake prizes are recorded as cost of goods sold (if it is a merchandise giveaway) or as a selling expense at the time the prize is redeemed by the customer, using actual costs incurred, and gifts with purchase are recorded as a cost of goods sold at the time of the purchase and gift redemption, using the actual cost of the gifted item.

      The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate. The amount of the gift card and gift certificate liability is determined using the outstanding balances from the prior three years of issuance. The Company recognizes a current liability for the downpayment made when merchandise is placed on layaway, and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

      INVESTMENTS - The Company accounts for investments in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes), using the specific identification method, until they are sold. Trading securities are reported at fair value, with unrealized gains and losses included in earnings using the specific identification method.

      INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined on the average cost method. Management records a reserve for merchandise obsolescence and markdowns for inventory on-hand as of year-end, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. The liability recorded as a reserve for markdowns and/or obsolescence was $2,500 and $2,200 as of January 31, 2004 and February 1, 2003, respectively. The amount of net write-off charged (credited) to cost of goods sold, resulting from changes in the Markdown Reserve balance, was $323, $163 and $(410), for fiscal years 2003, 2002, and 2001, respectively.

      DEPRECIATION AND AMORTIZATION - Property and equipment are stated on the basis of historical cost. Depreciation is provided using a combination of accelerated and straight-line methods based upon the estimated useful lives of the assets. The majority of the property and equipment have useful lives of five to ten years with the exception of buildings, which have estimated useful lives of 31.5 to 39 years.

      CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

      PRE-OPENING EXPENSES - Costs related to opening new stores are expensed as incurred.

      ADVERTISING COSTS - Advertising costs are expensed as incurred and amounted to $4,304, $4,404 and $3,706 for fiscal years 2003, 2002 and 2001, respectively.

      HEALTH CARE COSTS - The Company is self-funded for health and dental claims up to $80,000 per individual per plan year. This plan covers eligible employees, and management makes estimates at period end to record a reserve for future claims based upon the prior year's average claims for a 60-day period. The accrued liability for reserve for healthcare was $275 and $230 at January 31, 2004 and February 1, 2003, respectively.

      OPERATING LEASES - The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin accruing rent expense, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

      For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in "Deferred rent liability" on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of earnings.

      For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental payments on a straight-line basis over the terms of the leases.

      Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved.

      OTHER INCOME - The Company's other income is derived from primarily from interest and dividends on cash and investments but also includes miscellaneous other sources of income including commissions on corporate travel, unredeemed gift cards and gift certificates, gift card service fees, recycling cardboard and other immaterial reimbursements. The amount of other income generated from interest and dividends on cash and investments was $4,046 and $4,167 for fiscal 2003 and fiscal 2002, respectively.

      STOCK-BASED COMPENSATION - The Company has several stock-based employee compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost related to stock-based compensation was $1,635, $126 and $126 for the fiscal years ended 2003, 2002 and 2001, respectively.

      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                FISCAL YEAR
                                                     ---------------------------------
                                                       2003        2002        2001
Net income, as reported                              $ 33,679    $ 32,075    $ 32,642
Add:  Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                           1,037          80          80
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects           (3,740)     (4,117)     (3,706)
                                                     --------    --------    --------

Pro forma net income                                 $ 30,976    $ 28,038    $ 29,016
                                                     ========    ========    ========

Earnings per share:
  Basic - as reported                                $   1.60    $   1.52    $   1.57
                                                     ========    ========    ========

  Basic - pro forma                                  $   1.47    $   1.33    $   1.40
                                                     ========    ========    ========

  Diluted - as reported                              $   1.56    $   1.47    $   1.51
                                                     ========    ========    ========

  Diluted - pro forma                                $   1.43    $   1.29    $   1.34
                                                     ========    ========    ========

      FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS - Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments and accounts receivable. The Company places its investments primarily in tax-free municipal bonds or U.S. Treasury securities with short-term maturities, and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company's receivables; which include employee receivables, which can be offset against future compensation. The Company's financial instruments have a fair value approximating the carrying value.

      EARNINGS PER SHARE - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

      USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

      COMPREHENSIVE INCOME - Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized gains and losses on the Company's available-for-sale securities are included in accumulated other comprehensive income (loss) and are separately included as a component of stockholders' equity, net of related income taxes.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS- SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement concludes the first phase of the Board's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company's financial position, results of operations or cash flows.

      RECLASSIFICATIONS - Certain reclassifications have been made to the balance sheets to consistently report current classifications of assets and liabilities.

B.    RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America
      (GAAP). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then current method of accounting for rent holidays were not in accordance with GAAP. While such amounts are not material to any prior period, management determined to restate prior periods due to the size of the correction which would have been required in fiscal 2004. As a result, the Company restated its financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

      The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the balance sheets and capital expenditures in investing activities on the statements of cash flows. Management determined that Financial Accounting Standards Board (FASB) Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the balance sheets and as a component of operating activities on the statements of cash flows.

      For leases initiated in fiscal 2000 and forward, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date of the retail stores. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally 3 months prior to a store opening date. Excluding tax impacts, the correction of this accounting, and other adjustments to straight-line rent expense, required the Company to record additional deferred rent on the balance sheets, as well as, to correct rent expense in "Cost of Sales" on the statements of income for each of the three years in the period January 31, 2004. The cumulative effect of these accounting changes is a reduction to retained earnings of $3.4 million as of the beginning of fiscal 2001 and decreases to earnings of $0.1 million, $0 million and $0.2 million for the fiscal years 2003, 2002 and 2001, respectively.

      Following is a summary of the effects of these changes on the Company's balance sheets as of January 31, 2004 and February 1, 2003, as well as, the effects of these changes on the Company's statements of income for fiscal years 2003, 2002 and 2001.

                                                       Balance Sheets
                                    ---------------------------------------------------
                                        As
                                    previously    Reclass-
                                     reported    ifications   Adjustments   As restated
                                    ----------   ----------   -----------   -----------
January 31, 2004

Prepaid expenses and other assets    $  9,563      $   -      $   (480)      $  9,083
Property and equipment, net            66,300          -        17,603         83,903
Other assets                            1,307          -         1,219          2,526
Accrued employee compensation          12,171       (281)            -         11,890
Accrued store operating expenses        5,127       (395)         (899)         3,833
Gift certificates redeemable            3,102        676             -          3,778
Deferred rent liability                     -          -        24,442         24,442
Deferred tax liability                  1,490          -        (1,490)             -
Retained earnings                     275,836          -        (3,711)       272,125

February 1, 2003

Prepaid expenses and other assets    $  8,277      $   -      $   (343)      $  7,934
Property and equipment, net            64,606          -        15,811         80,417
Other assets                            2,512          -         2,743          5,255
Accrued employee compensation          10,556       (230)            -         10,326
Accrued store operating expenses        4,487       (393)         (932)         3,162
Gift certificates redeemable            2,855        623             -          3,478
Deferred rent liability                     -          -        22,788         22,788
Retained earnings                     246,373          -        (3,645)       242,728

      Certain reclassifications have been made to accrued employee compensation, accrued store operating expenses and gift certificates redeemable to provide a more accurate reporting of gift certificates redeemable from layaway returns and the reserve account for health insurance claims, as shown above, to more consistently report such liabilities on the balance sheets of the Company.

                                              Statements of Income
                                     --------------------------------------
                                         As
                                     previously
                                      reported    Adjustments   As restated
                                     ----------   -----------   -----------
Fiscal year ended January 31, 2004

Cost of sales                        $ 279,901      $  103       $ 280,004
Income from operations                  48,206        (103)         48,103
Income before income taxes              52,894        (103)         52,791
Provision for income taxes              19,149         (37)         19,112
Net income                              33,745         (66)         33,679
Earnings per share - basic           $    1.60      $    -       $    1.60
Earnings per share - diluted         $    1.56      $    -       $    1.56

                                              Statements of Income
                                     --------------------------------------
                                         As
                                     previously
                                      reported    Adjustments   As restated
                                     ----------   -----------   -----------
Fiscal year ended February 1, 2003

Cost of sales                         $269,533      $   (17)     $269,516
Income from operations                  45,794           17        45,811
Income before income taxes              50,492           17        50,509
Provision for income taxes              18,428            6        18,434
Net income                              32,064           11        32,075
Earnings per share - basic              $ 1.52      $     -      $   1.52
Earnings per share - diluted            $ 1.47      $     -      $   1.47

Fiscal year ended February 2, 2002

Cost of sales                         $259,645      $   349      $259,994
Income from operations                  47,268         (349)       46,919
Income before income taxes              52,088         (349)       51,739
Provision for income taxes              19,226         (129)       19,097
Net income                              32,862         (220)       32,642
Earnings per share - basic            $   1.59      $ (0.02)     $   1.57
Earnings per share - diluted          $   1.52      $ (0.01)     $   1.51

                                               As
                                           previously
                                            reported    Adjustments   As restated
                                           ----------   -----------   -----------
Fiscal year ended January 31, 2004

Net cash flows from operating activities    $ 52,987     $ 4,881       $ 57,868
Net cash flows from investing activities     (21,306)     (4,881)       (26,187)

Fiscal year ended February 1, 2003

Net cash flows from operating activities    $ 42,831     $ 2,687       $ 45,518
Net cash flows from investing activities     (50,356)     (2,687)       (53,043)

Fiscal year ended February 2, 2002

Net cash flows from operating activities    $ 43,432     $ 5,196       $ 48,628
Net cash flows from investing activities     (13,300)     (5,196)       (18,496)

C.    INVESTMENTS

      The following is a summary of investments as of January 31, 2004:

                                             GROSS        GROSS     ESTIMATED
                               AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                 COST        GAINS        LOSSES      VALUE
Held-to-Maturity Securities:
  State and municipal bonds     $64,974      $1,029       $  (69)    $65,934
  U.S. corporate bonds            2,552          19           (7)      2,564
  U.S. treasuries                 7,000           6          (24)      6,982
                                -------      ------       ------     -------

                                $74,526      $1,054       $ (100)    $75,480
                                =======      ======       ======     =======

Trading Securities:
  Mutual funds                  $ 1,207      $  260       $    -    $  1,467
                                =======      ======       ======    ========

      The following is a summary of investments as of February 1, 2003:

                                             GROSS        GROSS      ESTIMATED
                               AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                  COST        GAINS        LOSSES       VALUE
Held-to-Maturity Securities:
  State and municipal bonds    $ 64,499     $ 1,145       $ (291)    $  65,353
  U.S. corporate bonds            2,353           -          (19)        2,334
  U.S. treasuries                 2,200           5            -         2,205
                               --------     -------       ------     ---------

                               $ 69,052     $ 1,150       $ (310)    $  69,892
                               ========     =======       ======     =========

Trading Securities:
  Mutual funds                 $  1,397     $     -       $ (451)    $     946
                               ========     =======       ======     =========


      Trading securities have been classified in long-term investments. These trading securities are held in a Rabbi Trust and are intended to fund the Company's deferred compensation plan (See Note I).

      The amortized cost and fair value of debt securities by contractual maturity at January 31, 2004 is as follows:

             AMORTIZED    FAIR
                COST      VALUE
2004         $ 23,346    $ 23,417
2005           16,773      17,006
2006           14,034      14,232
2007            8,858       8,987
2008            5,097       5,224
Thereafter      6,418       6,614
             --------    --------

             $ 74,526    $ 75,480
             ========    ========

      At January 31, 2004 and February 1, 2003, held to maturity investments of $51,180 and $53,602 are classified in long-term investments.

D.    PROPERTY AND EQUIPMENT

      A summary of the cost of property and equipment follows:

                               JANUARY 31,   FEBRUARY 1,
                                  2004          2003
Land                            $    917       $    917
Building and improvements          8,908          8,449
Office equipment                   3,120          3,373
Transportation equipment          15,778         15,629
Leasehold improvements            76,062         66,924
Furniture and fixtures            58,254         52,596
Shipping/receiving equipment       4,231          4,218
Screenprinting equipment             102            102
Construction-in-progress           2,081          3,404
                                --------       --------

                                $169,453       $155,612
                                ========       ========

E.    FINANCING ARRANGEMENTS

      The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letter of credits. Borrowings under the line of credit and letter of credit provide for interest to be paid at a rate equal to the prime rate as set by the Wells Fargo Bank, N.A. index on the date of the borrowings. There were no bank borrowings at January 31, 2004 and February 1, 2003. There were immaterial bank borrowings during fiscal 2003, 2002 and 2001. The Company had outstanding letters of credit totaling $799 and $1,650 at January 31, 2004 and February 1, 2003, respectively.

F.    INCOME TAXES

      The provision for income taxes consists of:

                     FISCAL YEAR
            ----------------------------
              2003     2002       2001
Current:
  Federal   $14,414   $15,718    $16,400
  State       2,885     2,890      3,319
Deferred      1,813      (174)      (622)
            -------   -------    -------

Total       $19,112   $18,434    $19,097
            =======   =======    =======

      Total tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

                                  FISCAL YEAR
                             ---------------------
                             2003    2002    2001
Statutory rate               35.0%   35.0%   35.0%
State income tax effect       3.9     3.9     4.3
Tax exempt interest income   (2.8)   (2.6)   (2.5)
Other                         0.1     0.2     0.1
                             ----    ----    ----

Effective tax rate           36.2%   36.5%   36.9%
                             ====    ====    ====

      Deferred tax assets and liabilities are comprised of the following:

                                                    JANUARY 31,   FEBRUARY 1,
                                                       2004          2003
Deferred tax assets (liabilities):
  Inventory                                           $ 1,620       $ 1,336
  Stock-based compensation                              1,108           666
  Accrued compensation                                    806           574
  Accrued store operating costs                            82            80
  Unrealized (gain) loss on trading securities            (98)          169
  Capital loss carryforward on trading securities         145             -
  Gift certificates redeemable                             90            99
  Allowance for doubtful accounts                          68            81
  Straight-line rent                                    2,561         2,620
  Deferred rent liability                               6,775         6,099
  Property and equipment                               (8,876)       (5,630)
                                                      -------       -------

                                                      $ 4,281       $ 6,094
                                                      =======       =======

      At January 31, 2004 and February 1, 2003, respectively, the net current deferred tax assets of $3,061 and $2,168 are classified in prepaid expenses and other assets and the net non-current deferred tax assets of $1,220 and $3,926 are classified in other assets at January 31, 2004 and February 1, 2003, respectively.

      Cash paid for income taxes was $15,527, $17,662 and $17,449 in fiscal years 2003, 2002 and 2001, respectively.

G.    RELATED PARTY TRANSACTIONS

      Included in other assets is a note receivable of $855 and $825 at January 31, 2004 and February 1, 2003, respectively, from a life insurance trust fund controlled by the Company's Chairman. The note was created over three years when the Company paid life insurance premiums of $200,000 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

H.    LEASE COMMITMENTS

      The Company conducts its operations in leased facilities under numerous noncancellable operating leases expiring at various dates through 2015. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin expensing rent, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. Operating lease base rental expense for fiscal 2003, 2002 and 2001 was $29,897, $27,611 and $25,650, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2003, 2002 and 2001 were $403, $656 and $821, respectively. Total future minimum rental commitments under these operating leases are as follows:

FISCAL YEAR
2004                             $  29,783
2005                                30,246
2006                                28,023
2007                                25,562
2008                                24,263
Thereafter                          76,107
                                 ---------

Total minimum Payments required  $ 213,984
                                 =========

I.    EMPLOYEE BENEFITS

      The Company has a 401(k) profit sharing plan covering all eligible employees who desire to participate. Contributions to the plan are based upon the amount of the employees' deferrals and the employer's matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $567, $600 and $561 for fiscal years 2003, 2002 and 2001, respectively.

      The Buckle, Inc. Deferred Compensation Plan covers the Company's executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant's compensation. The Company's contributions were $56, $66 and $65 for fiscal years 2003, 2002 and 2001, respectively.

J.    STOCK-BASED COMPENSATION

      The Company has several stock option plans that provide for granting of options to purchase common stock to designated employees, officers and directors. The options may be in the form of incentive stock options or nonqualified stock options, and are granted at fair market value on the date of grant. The options generally expire ten years from the date of grant. The Company currently has three stock option plans which allow for granting of stock options to employees and directors. A total of 3,000,000 shares of common stock are authorized for grants under such plans as of January 31, 2004. At January 31, 2004, 375,636 shares of common stock were available for grant under the various option plans of which 182,150 shares were available to executive officers of the Company.

      The Company granted 75,000 shares of restricted common stock in December 1997 with an aggregate market value of $1,550 at fiscal 1997 year end. Unearned compensation equivalent to the market value of the shares at the date of grant was charged to stockholders' equity. Such unearned compensation was amortized into compensation expense over a five year period. The shares fully vested in December 2002. Due to officers terminating their employment with the Company in 2001 prior to the vesting of the restricted common stock awarded pursuant to this plan, unearned compensation was reduced $368 and compensation expense was reduced $325 in fiscal 2001 for previously amortized compensation expense. During fiscal year 2003, the Company granted 169,840 shares of restricted common stock upon approval of the Board of Directors. These grants resulted in $1,635 of compensation expense during fiscal 2003. These shares will vest January 29, 2005 and the remaining unearned compensation expense will be amortized into compensation expense during fiscal 2004.

      The weighted average fair value of options granted during the year under the SFAS No. 123 methodology was $15.74, $15.68 and $13.76 per option for fiscal 2003, 2002 and 2001, respectively. The fair value of options granted under the Plans was estimated at the date of grant using a Black-Sholes option pricing model with the following assumptions:

                          2003         2002         2001
Risk-free interest rate   4.25 %       4.50 %       5.00 %
Dividend yield            0.00 %       0.00 %       0.00 %
Expected volatility       64.0 %       62.0 %       54.0 %
Expected life (years)      7.0 years    7.0 years    7.0 years

      A summary of the Company's stock-based compensation activity related to stock options for the last three fiscal years is as follows:

                                     2003                     2002                     2001
                            ----------------------   ----------------------   ----------------------
                                          WEIGHTED                WEIGHTED                 WEIGHTED
                                           AVERAGE                 AVERAGE                  AVERAGE
                                          EXERCISE                EXERCISE                 EXERCISE
                             NUMBER        PRICE       NUMBER       PRICE       NUMBER       PRICE
Outstanding - beginning
  of year                   3,867,377    $   16.10   3,407,135    $   15.29   4,421,641    $   13.54
Granted                       508,250        16.88     546,870        20.62     447,040        19.73
Expired/terminated           (452,090)       11.07     (37,637)       22.41    (592,274)       21.36
Exercised                    (421,485)        5.96     (48,991)       11.72    (869,272)        4.50
                            ---------    ---------   ---------    ---------   ---------    ---------

Outstanding - end of year   3,502,052    $   17.92   3,867,377    $   16.10   3,407,135    $   15.29
                            =========    =========   =========    =========   =========    =========

      There were 1,682,784, 2,371,042 and 2,011,127 options exercisable at January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

      The following table summarizes information about stock options outstanding as of January 31, 2004:

                    OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
--------------------------------------------------------   ---------------------
                                  WEIGHTED
                                   AVERAGE      WEIGHTED                 WEIGHTED
                                  REMAINING     AVERAGE                  AVERAGE
    RANGE OF           NUMBER     CONTRACTUAL   EXERCISE      NUMBER     EXERCISE
 EXERCISE PRICES    OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
$ 4.583   $ 5.413      107,325     1.02 years    $ 4.59       107,325    $  4.59
  6.167     6.333      257,550     1.96            6.33       257,550       6.33
  8.500     9.292      369,313     3.01            9.23       369,313       9.23
 11.645    17.010      762,010     7.68           16.51        63,359      16.37
 17.188    23.950    1,633,314     6.18           20.87       798,447      21.29
 26.750    34.083      372,540     4.81           28.36        86,790      33.67
                     ---------    -----          ------     ---------    -------

                     3,502,052     5.56          $17.92     1,682,784    $ 15.74
                     =========    =====          ======     =========    =======

K.    EARNINGS PER SHARE

      The following table provides a reconciliation between basic and diluted earnings per share (amounts in thousands except per share amounts):

                                 2003                            2002                             2001
                     -----------------------------   -----------------------------   ------------------------------
                               WEIGHTED     PER                WEIGHTED     PER                WEIGHTED     PER
                               AVERAGE     SHARE               AVERAGE     SHARE               AVERAGE     SHARE
                     INCOME    SHARES      AMOUNT    INCOME     SHARES     AMOUNT    INCOME    SHARES      AMOUNT
BASIC EPS
  Net income         $33,679    21,094    $  1.60    $32,075    21,119    $  1.52    $32,642    20,733    $   1.57

EFFECT OF DILUTIVE
  SECURITIES
    Stock options          -       530      (0.04)         -       693      (0.05)         -       853       (0.06)
                     -------   -------    -------    -------    ------    -------    -------    ------    --------

DILUTED EPS          $33,679    21,624    $  1.56    $32,075    21,812    $  1.47    $32,642    21,586    $   1.51
                     =======   =======    =======    =======    ======    =======    =======    ======    ========

      Options to purchase 787,965, 1,122,094 and 1,403,250 shares of common stock in fiscal 2003, 2002 and 2001, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

L.    SEGMENT INFORMATION

      The Company is a retailer of medium to better priced casual apparel, footwear and accessories. The Company operates 316 stores located in 38 states throughout the central, northwestern and southern regions of the United States at January 31, 2004. The Company operates their business as one reportable industry segment. The following is information regarding the Company's major product lines and is stated as a percentage of the Company's net sales:

M.    QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial information for fiscal 2003 and 2002 are as follows:

                                                                     QUARTER
                                                     -----------------------------------------
                                                      FIRST      SECOND     THIRD      FOURTH
FISCAL 2003

Net sales                                            $ 81,713   $ 85,683   $121,325   $134,099
Gross profit, as previously reported                 $ 22,869   $ 24,598   $ 43,645   $ 51,807
Gross profit (as restated, see Note B)               $ 22,844   $ 24,572   $ 43,619   $ 51,781
Net income, as previously reported                   $  2,991   $  3,592   $ 12,183   $ 14,980
Net income (as restated, see Note B)                 $  2,974   $  3,575   $ 12,167   $ 14,963
Basic income per share, as previously reported       $   0.14   $   0.17   $   0.57   $   0.71
Basic income per share (as restated, see Note B)     $   0.14   $   0.17   $   0.57   $   0.71
Diluted income per share, as previously reported     $   0.14   $   0.17   $   0.56   $   0.69
Diluted income per share (as restated, see Note B)   $   0.14   $   0.17   $   0.56   $   0.69

                                                                     QUARTER
                                                     -----------------------------------------
                                                      FIRST      SECOND      THIRD     FOURTH
FISCAL 2002

Net sales                                            $ 79,855   $ 83,516   $114,436   $123,253
Gross profit, as previously reported                 $ 23,116   $ 23,810   $ 40,238   $ 44,363
Gross profit (as restated, see Note B)               $ 23,121   $ 23,814   $ 40,242   $ 44,367
Net income, as previously reported                   $  4,298   $  4,069   $ 11,264   $ 12,433
Net income (as restated, see Note B)                 $  4,301   $  4,072   $ 11,267   $ 12,435
Basic income per share, as previously reported       $   0.20   $   0.19   $   0.53   $   0.59
Basic income per share (as restated, see Note B)     $   0.20   $   0.19   $   0.53   $   0.59
Diluted income per share, as previously reported     $   0.20   $   0.19   $   0.52   $   0.57
Diluted income per share (as restated, see Note B)   $   0.20   $   0.19   $   0.52   $   0.57

      Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Buckle, Inc.
Kearney, Nebraska

We have audited the accompanying balance sheets of The Buckle, Inc. (the Company), as of January 31, 2004 and February 1, 2003, and the related statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Buckle, Inc. as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B, the accompanying financial statements have been restated.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 4, 2004 (April 18, 2005, as to the effects of the restatement described in Note B.)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

During the fourth quarter of fiscal 2003, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonable likely to materially affect internal control over financial reporting.

However, on March 3, 2005, Company management announced that, in light of the views expressed by the staff of the Securities and Exchange Commission ("SEC") on February 7, 2005, the Company's management reviewed its lease-related accounting policies and determined its then-current method of accounting for leasehold improvements funded by landlord allowances under operating leases (tenant improvement allowances), accounting for rent holidays and straight-line rent appeared to be incorrect.

Based upon the definition of "material weakness" in the Public Accounting Oversight Board's Auditing Standards No. 2, an Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in design or operation of internal control over financial reporting. Based on that, management concluded that a material weakness existed in the Company's internal control over financial reporting, and disclosed this to the Audit Committee and to the independent registered public accountants.

The Company also carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, which included the matters discussed above, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were not effective, as of the end of the period covered by this report, in ensuring that material information relating to The Buckle, Inc. required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedures by conducting a review of its accounting related to leases, establishing new lease-related accounting policies and correcting its method of accounting for tenant allowances, rent holidays and straight-line rent.

ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference: "Executive Compensation and Other Information," "Directors Compensation" (included under the "Election of Directors" section), and "Report of the Audit Committee," including sub-captions "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Employment Agreements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the captions "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote J on pages 36 and 37 of this report.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for its 2004 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent auditor and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption "Ratification of Independent Accountants" in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (1) FINANCIAL STATEMENTS

This report 10-K/A contains the following on pages 24 through 39:

      Balance Sheets as of January 31, 2004, and February 1, 2003

      Statements of Income for each of the three years in the period ended January 31, 2004

      Statements of Stockholders' Equity for each of the three years in the period ended January 31, 2004

      Statements of Cash Flows for each of the three years in the period ended January 31, 2004

      Notes to Financial Statements for each of the three years in the period ended January 31, 2004

      Report of Independent Registered Public Accounting Firm

(a) (2) FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 44.

(b) EXHIBITS

See index to exhibits on pages 45 and 46.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE BUCKLE, INC.

      Date:  April 18, 2005            By: /s/ DENNIS H. NELSON
                                           -------------------------------------
                                           Dennis H. Nelson,
                                           President and Chief Executive Officer

      Date:  April 18, 2005            By: /s/ KAREN B. RHOADS
                                           -------------------------------------
                                           Karen B. Rhoads,
                                           Vice President of Finance, Treasurer,
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of April, 2005.

/s/ DANIEL J. HIRSCHFELD
----------------------------------------------  ________________________________
Daniel J. Hirschfeld                            Bill L. Fairfield
Chairman of the Board and Director              Director

/s/ DENNIS H. NELSON
----------------------------------------------  ________________________________
Dennis H. Nelson                                Ralph M. Tysdal
President and Chief Executive Officer           Director
     and Director

/s/ KAREN B. RHOADS
----------------------------------------------  ________________________________
Karen B. Rhoads                                 Bruce L. Hoberman
Vice President of Finance and                   Director
     Chief Financial Officer and Director

/s/ JAMES E. SHADA
----------------------------------------------  ________________________________
James E. Shada                                  David A. Roehr
Executive Vice President of Sales and Director  Director

/s/ ROBERT E. CAMPBELL                          /s/ WILLIAM D. ORR
----------------------------------------------  --------------------------------
Robert E. Campbell                              William D. Orr
Director                                        Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc., ("the Company") as of January 31, 2004 and February 1, 2003, and for each of the three years in the period ended January 31, 2004, and have issued our report thereon dated March 4, 2004 (April 18, 2005 as to the effects of the restatement described in Note B); such financial statements and report are included in your 2003 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 18, 2005

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                 Allowance for
                                                Doubtful Accounts
                                                -----------------
Balance, February 3, 2001                         $    250,000

         Amounts charged to costs and expenses         816,276
         Write-off of uncollectible accounts          (816,276)
                                                  ------------
Balance, February 2, 2002                              250,000

         Amounts charged to costs and expenses         856,309
         Write-off of uncollectible accounts          (889,309)
                                                  ------------
Balance, February 1, 2003                              217,000

         Amounts charged to costs and expenses         769,383
         Write-off of uncollectible accounts          (805,383)
                                                  ------------
Balance, January 31, 2004                         $    181,000
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