Form 10-Q/A
period 2004-05-01
BUCKLE INC
filed 2005-04-20
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

________________________________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of June 1, 2004 was 21,593,699 shares of Common Stock.

                                EXPLANATORY NOTE

This Amendment No. 1 to The Buckle, Inc.'s (the "Company") Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued financial statements for the quarterly period ended May 1, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on June 9, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's financial statements as of May 1, 2004 and January 31, 2004 and for the interim periods ended May 1, 2004 and May 3, 2003.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended May 1, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to reclassify certain store operating liabilities to/from gift certificates redeemable and employee compensation. Accordingly, we have revised the classification to report these changes on the balance sheets as of May 1, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the statements of cash flows for the periods ended May 1, 2004 and May 3, 2003, to reflect these reclassifications. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 1, "Financial Statements " of this Form 10-Q/A for additional discussion on the effects of the change in classification.

                                THE BUCKLE, INC.

                                   FORM 10-Q/A

                                      INDEX


                                                                               Pages
                                                                               -----
                    Part I. Financial Information (unaudited)

Item 1.       Financial Statements                                               4

Item 2.       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                              11

Item 3.       Quantitative and Qualitative Disclosures About Market Risk        18

Item 4.       Controls and Procedures                                           18

                           Part II. Other Information

Item 1.       Legal Proceedings                                                 19

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds       19

Item 3.       Defaults Upon Senior Securities                                   19

Item 4.       Submission of Matters to a Vote of Security Holders               19

Item 5.       Other Information                                                 19

Item 6.       Exhibits                                                          19

Signatures                                                                      20

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

                                                        May 1,       January 31,
                                                         2004           2004
                                                    (As Restated,   (As Restated,
                                                     see Note 2)     see Note 2)
                                                    -------------   -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalent                            $     116,903   $     119,976
Investments                                                19,143          23,346
Accounts receivable, net of
  allowance of $82,000 and $181,000, respectively           2,411           3,585
Inventory                                                  72,758          61,156
Prepaid expenses and other assets                           9,395           9,083
                                                    -------------   -------------
              Total current assets                        220,610         217,146

PROPERTY AND EQUIPMENT                                    174,168         169,453
Less accumulated depreciation and amortization             88,477          85,550
                                                    -------------   -------------
                                                           85,691          83,903

LONG-TERM INVESTMENTS                                      52,200          52,647
OTHER ASSETS                                                2,354           2,526
                                                    -------------   -------------
                                                    $     360,855   $     356,222
                                                    =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                    $      19,053   $      14,207
Accrued employee compensation                               4,596          11,890
Accrued store operating expenses                            4,294           3,833
Gift certificates redeemable                                2,933           3,778
Income taxes payable                                        4,237           2,760
                                                    -------------   -------------
               Total current liabilities                   35,113          36,468

DEFERRED COMPENSATION                                       1,505           1,467
DEFERRED RENT LIABILITY                                    24,447          24,442
                                                    -------------   -------------
               Total liabilities                           61,065          62,377

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,583,859 and
  21,484,316 shares, respectively                             216             215
Additional paid-in capital                                 25,773          24,245
Retained earnings                                         275,856         272,125
Unearned compensation - restricted stock                   (2,055)         (2,740)
                                                    -------------   -------------
               Total stockholders' equity                 299,790         293,845
                                                    -------------   -------------
                                                    $     360,855   $     356,222
                                                    =============   =============

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         Thirteen Weeks Ended
                                                    ----------------------------
                                                     May 1, 2004     May 3, 2003
                                                    (As Restated,   (As Restated,
                                                     see Note 2)     see Note 2)
                                                    -------------   -------------
SALES, net of returns and allowances                $      94,774   $      81,713

COST OF SALES (including buying,
  distribution and occupancy costs)                        64,112          58,869
                                                    -------------   -------------
      Gross profit                                         30,662          22,844

OPERATING EXPENSES
Selling                                                    18,334          16,531
General and administrative                                  3,897           2,753
                                                    -------------   -------------
                                                           22,231          19,284
                                                    -------------   -------------

      Income from operations                                8,431           3,560

OTHER INCOME, Net                                             918           1,140
                                                    -------------   -------------
      Income before income taxes                            9,349           4,700

PROVISION FOR INCOME TAXES                                  3,461           1,726
                                                    -------------   -------------

NET INCOME                                          $       5,888   $       2,974
                                                    =============   =============
Per share amounts:
   Basic income per share                           $        0.28   $        0.14
   Diluted income per share                         $        0.27   $        0.14

   Basic weighted average shares                           21,370          21,048
   Diluted weighted average shares                         22,175          21,594

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         Thirteen Weeks Ended
                                                                    ------------------------------
                                                                     May 1, 2004     May 3, 2003
                                                                    (As Restated,   (As Restated,
                                                                     see Note 2)     see Note 2)
                                                                    -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                    $       5,888   $        2,974
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                     3,894            3,755
           Loss on disposal of assets                                          18              354
           Deferred taxes                                                     (19)              (9)
           Amortization of unearned compensation-restricted stock             685                -
      Changes in operating assets and liabilities
            Accounts receivable                                             1,174             (402)
            Inventory                                                     (11,602)          (1,738)
            Prepaid expenses and other assets                                (313)             (54)
            Accounts payable                                                4,846            1,872
            Accrued employee compensation                                  (7,294)          (7,356)
            Accrued store operating expenses                                  461             (950)
            Gift certificates redeemable                                     (845)              20
            Income taxes payable                                            1,477              722
            Long-term liabilities and deferred compensation                    44            1,627
                                                                    -------------   --------------
         Net cash flows (used in) from operating activities                (1,586)             815
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                   (5,700)          (5,539)
      Change in other assets                                                  192           (1,117)
      Purchase of investments                                              (3,527)          (6,943)
      Proceeds from sales and maturities of investments                     8,177            2,216
                                                                    -------------   --------------
         Net cash flows used in investing activities                         (858)         (11,383)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                           1,529              133
      Purchases of common stock                                                 -             (460)
      Dividends paid to stockholders                                       (2,158)               -
                                                                    -------------   --------------
          Net cash flows used in financing activities                        (629)            (327)
                                                                    -------------   --------------

Net decrease in cash and cash equivalents                                  (3,073)         (10,895)

Cash and cash equivalents, Beginning of period                            119,976           92,976
                                                                    -------------   --------------

Cash and cash equivalents, End of period                            $     116,903   $       82,081
                                                                    =============   ==============

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. Adjustments are of a normal recurring nature, except for adjustments required to make lease-related corrections, per Note 2 below. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 31, 2004, included in The Buckle, Inc.'s 2003 Form 10-K/A.

2. Restatement and Reclassification of Financial Statements - On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (GAAP). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its financial statements for each of the fiscal periods of 2004 and 2003 included in this report.

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

      For leases initiated in fiscal 2000 and forward, the Company recognized rent holiday periods on a straight-line basis over the lease term commencing with the opening date of the retail stores. The store opening date coincided with the commencement of business operations, which corresponds to the intended use of the property. Management re-evaluated FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, and determined that the lease term should commence on the date the Company takes possession of the leased space for construction purposes, which is generally three months prior to a store opening date.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
                                   (Unaudited)

Following is a summary of the effects of the restatement on the Company's balance sheet as of May 1, 2004, and the Company's statements of income and cash flows for each of the thirteen week periods ending May 1, 2004 and May 3, 2003.

                                                       Balance Sheets
                                    ---------------------------------------------------
                                        As
                                    previously    Reclass-
                                     reported    ifications   Adjustments   As Restated
                                    ----------   ----------   -----------   -----------
May 1, 2004
Prepaid expenses and other assets   $    9,876   $        -   $      (481)  $     9,395
Property and equipment, net             68,079            -        17,612        85,691
Other assets                             1,115            -         1,239         2,354
Accrued employee compensation            4,872         (276)            -         4,596
Accrued store operating expenses         5,609         (471)         (844)        4,294
Gift certificates redeemable             2,186          747             -         2,933
Deferred rent liability                      -            -        24,447        24,447
Deferred tax liability                   1,490            -        (1,490)            -
Retained earnings                      279,599            -        (3,743)      275,856

Certain reclassifications have been made to accrued employee compensation, accrued store operating expenses and gift certificates redeemable to provide a more accurate reporting of gift certificates redeemable from layaway returns and the reserve account for health insurance claims, as shown above, to more consistently report such liabilities on the balance sheets of the Company.

                                            Statements of Income
                                    --------------------------------------
                                        As
                                    previously
                                     reported    Adjustments   As restated
                                    ----------   -----------   -----------
Thirteen weeks ended May 1, 2004
Cost of sales                       $   64,062   $        50   $    64,112
Income from operations                   8,481           (50)        8,431
Income before income taxes               9,399           (50)        9,349
Provision for income taxes               3,478           (17)        3,461
Net income                               5,921           (33)        5,888
Earnings per share - basic          $     0.28   $         -   $      0.28
Earnings per share - diluted        $     0.27   $         -   $      0.27

Thirteen weeks ended May 3, 2003
Cost of sales                       $   58,844   $        25   $    58,869
Income from operations                   3,585           (25)        3,560
Income before income taxes               4,725           (25)        4,700
Provision for income taxes               1,734            (8)        1,726
Net income                               2,991           (17)        2,974
Earnings per share - basic          $     0.14   $         -   $      0.14
Earnings per share - diluted        $     0.14   $         -   $      0.14

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
                                   (Unaudited)

                                                                   Statements of Cash Flows
                                                        --------------------------------------------
                                                            As
                                                        previously
                                                         reported       Adjustments      As restated
                                                        ----------      -----------      -----------
Thirteen weeks ended May 1, 2004
Net cash flows from operating activities                $   (2,305)     $       719      $    (1,586)
Net cash flows from investing activities                      (139)            (719)            (858)

Thirteen weeks ended May 3, 2003
Net cash flows from operating activities                $     (949)     $     1,764      $       815
Net cash flows from investing activities                    (9,619)          (1,764)         (11,383)

3. Stock-Based Compensation - The Company has three stock option plans which allow for granting of stock options to employees and directors, as described more fully in the notes included in the Company's 2003 Annual Report. A total of 3,225,000 shares of common stock are authorized for grants under such plans as of May 1, 2004; of these authorized shares, 108,581 shares were available for grant under the various plans, of which 14,150 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income is the result of the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect of the restricted stock expense on net income and the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                                   Thirteen Weeks Ended
                                                                                May 1, 2004    May 3, 2003
                                                                                -----------   ------------
Net income (as re-stated, see Note 2)                                           $     5,888    $     2,974
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects                                      685              -
Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects          (1,386)        (1,052)

                                                                                -----------    -----------
Pro forma net income                                                            $     5,187    $     1,922
                                                                                ===========    ===========
Earnings per share:

Basic - as reported                                                             $       .28    $       .14
                                                                                ===========    ===========

Basic - pro forma                                                               $       .24    $       .09
                                                                                ===========    ===========

Diluted - as reported                                                           $       .27    $       .14
                                                                                ===========    ===========

Diluted - pro forma                                                             $       .23    $       .09
                                                                                ===========    ===========

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 1, 2004 AND MAY 3, 2003
                                   (Unaudited)

4. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 321 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of May 1, 2004, and 310 stores in 37 states as of May 3, 2003. During the first quarter of fiscal 2004, the Company opened five new stores and substantially renovated four stores. During the first quarter of fiscal 2003, the Company opened six new stores and substantially renovated three stores.

      The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                                               Percentage of Net Sales
                                                                Thirteen Weeks Ended
                                                            ----------------------------
                                                            May 1, 2004      May 3, 2003
                                                            -----------      -----------
Merchandise Group
     Denims                                                    35.9%            32.6%
     Tops (including sweaters)                                 30.8%            32.1%
     Accessories                                               11.0%             9.1%
     Footwear                                                   9.1%            11.7%
     Sportswear/Fashions                                        9.5%            10.7%
     Casual bottoms                                             3.1%             3.0%
     Outerwear                                                  0.5%             0.7%
     Other                                                      0.1%             0.1%
                                                              -----            -----
                                                              100.0%           100.0%
                                                              =====            =====

5. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 84,090 and 2,041,060 shares of common stock for the periods ended May 1, 2004 and May 3, 2003, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

                                        Thirteen Weeks Ended                           Thirteen Weeks Ended
                                            May 1, 2004                                     May 3, 2003
                                  --------------------------------              --------------------------------
                                                         Per Share                                      Per Share
                                   Income     Shares      Amount                 Income      Shares      Amount
                                 ---------    ------     ---------              ---------    ------     ---------
Basic EPS
  Net Income                     $   5,888    21,370     $    0.28               $  2,974     21,048    $    0.14

Effect of Dilutive Securities
  Stock Options                          -       805          (.01)                     -        546            -

                                 ---------    ------     ---------               --------     ------    ---------

Diluted EPS                      $   5,888    22,175     $    0.27               $  2,794     21,594    $    0.14
                                 =========    ======     =========               ========     ======    =========

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company included in this Form 10-Q/A. The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and results of operations during the periods included in the accompanying financial statements.

RESTATEMENT AND RECLASSIFICATION OF FINANCIAL STATEMENTS

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (GAAP). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its financial statements for each of the fiscal periods of 2004 and 2003 included in this report.

The Company had historically accounted for tenant improvement allowances as reductions to the related leasehold improvement asset on the balance sheets and as capital expenditures in investing activities on the statements of cash flows. Management determined that Financial Accounting Standards Board (FASB) Technical Bulletin No. 88-1, Issues Relating to Accounting for Leases, requires these allowances to be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the statements of cash flows.

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

See Note 2 to the financial statements for a summary of the effects of the restatement on the Company's balance sheets as of May 1, 2004 and the Company's statements of income and cash flows for fiscal quarters ended May 1, 2004 and May 3, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

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

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Beginning with the four-week period ended May 1, 2004, the Company changed its method of reporting comparable store sales to exclude internet sales. Comparable store sales reported all periods subsequent to that date reflect the impact of this change. The impact of internet sales on comparable store sales results for all prior periods was immaterial.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 1, 2004, and May 3, 2003:

                                                         Percentage of Net Sales
                                                         -----------------------
                                                           Thirteen weeks ended     Percentage
                                                           May 1,       May 3,       increase
                                                           2004         2003        (decrease)
                                                         --------    ---------      ----------
Net sales                                                   100.0%       100.0%           16.0%
Cost of sales (including
 buying, distribution and
 occupancy costs)                                            67.6%        72.0%            8.9%
                                                         --------    ---------      ----------
Gross profit                                                 32.4%        28.0%           34.2%
Selling expenses                                             19.4%        20.2%           10.9%
General and
 administrative expenses                                      4.1%         3.4%           41.6%
                                                         --------    ---------      ----------
Income from operations                                        8.9%         4.4%          136.8%
Other income, net                                             1.0%         1.4%          (19.5)%
                                                         --------    ---------      ----------
Income before income taxes                                    9.9%         5.8%           98.9%
Provision for income taxes                                    3.7%         2.1%          100.5%
                                                         --------    ---------      ----------
Net income                                                    6.2%         3.7%           98.0%
                                                         ========    =========      ==========

Net sales increased from $81.7 million in the first quarter of fiscal 2003 to $94.8 million in the first quarter of fiscal 2004, a 16.0% increase. Comparable store sales increased from the first quarter of fiscal 2003 to the first quarter of fiscal 2004 by $9.3 million or 11.6%. The comparable store sales increase resulted primarily from an increase in the number of transactions during the period and from a 4.0% increase in average units per transaction. Sales growth of 4.4% for the thirteen week period was attributable to the inclusion of a full three months of operating results for the 16 stores opened in 2003 and the opening of five new stores in the first thirteen weeks of fiscal 2004. Average sales per square foot increased 10.3% from $53.93 to $59.47.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit after buying, occupancy, and distribution expenses increased $7.8 million in the first quarter of fiscal 2004 to $30.7 million, a 34.2% increase. As a percentage of net sales, gross profit increased from 28.0% in the first quarter of fiscal 2003 to 32.4% in the first quarter of fiscal 2004. This increase was attributable primarily to a 2.4% improvement in actual merchandise margins. This improvement was achieved through fewer markdowns, timely sell-through on new products and an increase in sales of private label merchandise, which achieves higher margins. Additional improvements, as a percentage of net sales, came from reduced occupancy expense (1.5%), distribution expense (0.3%) and buying expense (0.2%) due comparable store sales leverage.

Selling expenses increased from $16.5 million for the first quarter of fiscal 2003 to $18.3 million for the first quarter of fiscal 2004, a 10.9% increase. Selling expenses as a percentage of net sales for the first quarter of fiscal 2004 decreased to 19.4% from 20.2% in the first quarter of fiscal 2003. The decrease was primarily attributable to decreases, as a percentage of net sales, in sales salaries (1.1%), travel expenses (0.4%), payroll tax expense (0.3%) and bad debt expense (0.1%). These decreases were partially offset by increases, as a percentage of net sales, in the incentive bonus accrual based growth in comparable store sales, gross margins and net income (0.7%) and internet advertising (0.3%).

General and administrative expenses increased from $2.8 million in the first quarter of fiscal 2003 to $3.9 million in the first quarter of fiscal 2004, a 41.6% increase. As a percentage of net sales, general and administrative expenses for the first quarter of fiscal 2004 increased from 3.4% in fiscal 2003 to 4.1% in fiscal 2004. The increase in general and administrative expense, as a percentage of net sales, resulted primarily from an accrual for restricted stock compensation in 2004 (0.7%), an increase in airplane expense (0.3%) and an increase in the accrual for incentive bonuses based on growth in comparable store sales, gross margin and net income (0.2%). The increases were partially offset by decreases, as a percentage of net sales, in general supplies expense (0.1%), loss on assets (0.2%) and certain other general and administrative expenses (0.1%).

As a result of the above changes, the Company's income from operations increased to $8.4 million for the first quarter of fiscal 2004 compared to $3.6 million for the first quarter of fiscal 2003, a 136.8% increase. Income from operations was 8.9% of net sales in the first quarter of fiscal 2004 compared to 4.4% in the first quarter of fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first quarter of fiscal 2004, the Company's operating activities used $1.6 million in net cash flow compared to the first quarter of fiscal 2003, when the Company's operating activities provided $0.8 million in net cash flow.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first three months of fiscal 2004 compared to the first three months of fiscal 2003 were primarily due to a greater build-up of inventory, greater maturities in investments and a quarterly dividend payment to stockholders which began in the third quarter of fiscal 2003.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provide for interest to be paid at a rate equal to the prime rate established by the Bank. As of May 1, 2004, the Company had working capital of $185.5 million, including $116.9 million of cash and cash equivalents, and short-term investments of $19.1 million. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2004 or 2003.

During the first quarter of fiscal 2004 and 2003, the Company invested $5.7 million and $5.1 million, respectively, in new store construction, store renovation and upgrading store technology. The Company also spent approximately $.4 million in the first quarter of fiscal 2003 in capital expenditures for the corporate headquarters.

During the remainder of fiscal 2004, the Company anticipates completing approximately eleven additional store construction projects, including approximately seven new stores and approximately four stores to be remodeled and/or relocated. As of May 1, 2004, six additional lease contracts have been signed, and additional leases are in various stages of negotiation.

Management now estimates that total capital expenditures during fiscal 2004 will be approximately $25.1 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 1, 2004, had total cash and investments of $188.2 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company's plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years' average. Based upon past results and current plans, management does not anticipate any material changes in the Company's need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

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

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $258,000 at both May 1, 2004 and January 31, 2004.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability for markdown reserves and/or obsolescence was $2.2 million and $2.5 million as of May 1, 2004 and January 31, 2004, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

4. Operating Leases. The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of earnings.

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

The following tables identify the material obligations and commitments as of May 1, 2004:

                                          Payments Due by Period
  Contractual obligations                 ----------------------
     (dollar amounts in                Less than                        After 5
         thousands)            Total     1 year   1-3 years  4-5 years   years
---------------------------  --------  ---------  ---------  ---------  --------
Long term debt and purchase
obligations                  $      -  $       -  $       -  $       -  $      -
                             --------  ---------  ---------  ---------  --------
Deferred Compensation        $  1,505  $       -  $       -  $       -  $  1,505
                             --------  ---------  ---------  ---------  --------
Operating leases             $195,376  $  30,974  $  55,167  $  48,393  $ 60,842
                             --------  ---------  ---------  ---------  --------
Total contractual
obligations                  $196,881  $  30,974  $  55,167  $  48,393  $ 62,347
                             --------  ---------  ---------  ---------  --------

                                                Amount of Commitment Expiration Per Period
      Other Commercial                          ------------------------------------------
    Commitments (dollar       Total Amounts  Less than 1
   amounts in thousands)        Committed        year     1-3 years  4-5 years  After 5 years
----------------------------  -------------  -----------  ---------  ---------  -------------
Lines of Credit                 $  17,500     $ 17,500    $       -  $       -  $           -
                                ---------     --------    ---------  ---------  -------------

Total Commercial Commitments    $  17,500     $ 17,500    $       -  $       -  $           -
                                ---------     --------    ---------  ---------  -------------

The Company did not have any contingent liability for landlord allowances as of May 1, 2004. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2003 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

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

ITEM 4 - CONTROLS AND PROCEDURES

During the first quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonable likely to materially affect internal control over financial reporting.

However, on March 3, 2005, Company management announced that, in light of the views expressed by the staff of the Securities and Exchange Commission ("SEC") on February 7, 2005, the Company's management reviewed its lease-related accounting policies and determined that its then-current method of accounting for leasehold improvements funded by landlord allowances under operating leases (tenant improvement allowances), accounting for rent holidays and straight-line rent appeared to be incorrect.

Management and the Chairman of the Audit Committee determined that the Company's accounting for tenant improvement allowances, rent holidays and straight-line rent was incorrect and thus the company's audited financial statements for the years ended January 31, 2004 and February 1, 2003, and unaudited interim financial statements for these years, should be restated.

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

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings:                                                None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

         There were no purchases made by the Company of its common stock for the period ending May 1, 2004

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

                                                                THE BUCKLE, INC.

Dated: April 18, 2005              /s/ DENNIS H. NELSON,
                                   ---------------------------------------------
                                             DENNIS H. NELSON, President and CEO

Dated: April 18, 2005              /s/   KAREN B. RHOADS,
                                   ---------------------------------------------
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO