Form 10-Q/A
period 2004-07-31
BUCKLE INC
filed 2005-04-20
CIK 885245

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The number of shares issued of the Registrant's Common Stock, outstanding as of September 2, 2004 was 21,509,333 shares of Common Stock.

                                EXPLANATORY NOTE

This Amendment No. 1 to The Buckle, Inc.'s (the "Company") Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued financial statements for the quarterly period ended July 31, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on September 8, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's financial statements as of July 31, 2004 and January 31, 2004 and for the interim periods ended July 31, 2004 and August 2, 2003.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended July 31, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to reclassify certain store operating liabilities to/from gift certificates redeemable and employee compensation. Accordingly, we have revised the classification to report these changes on the balance sheets as of July 31, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the statements of cash flows for the periods ended July 31, 2004 and August 2, 2003, to reflect these reclassifications. See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 1, "Financial Statements " of this Form 10-Q/A for additional discussion on the effects of the change in classification.

                                THE BUCKLE, INC.

                                   FORM 10-Q/A

                                      INDEX

                                                                          Pages
                                                                          -----
                    Part I. Financial Information (unaudited)

Item 1.      Financial Statements                                           4

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        12

Item 3.      Quantitative and Qualitative Disclosures About Market Risk    20

Item 4.      Controls and Procedures                                       20

                           Part II. Other Information

Item 1.      Legal Proceedings                                             21

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds   21

Item 3.      Defaults Upon Senior Securities                               21

Item 4.      Submission of Matters to a Vote of Security Holders           21

Item 5.      Other Information                                             22

Item 6.      Exhibits                                                      22

Signatures                                                                 23

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

                                                             July 31,                  January 31,
                                                              2004                        2004
                                                          (As Restated,               (As Restated,
                                                           see Note 2)                 see Note 2)
                                                          -------------               -------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                                 $   110,165                  $  119,976
Investments                                                    23,245                      23,346
Accounts receivable, net of
  allowance of $95,000 and $181,000, respectively               1,467                       3,585
Inventory                                                     100,997                      61,156
Prepaid expenses and other assets                               4,863                       9,083
                                                          -----------                  ----------
              Total current assets                            240,737                     217,146

PROPERTY AND EQUIPMENT                                        173,838                     169,453
Less accumulated depreciation and amortization                 88,891                      85,550
                                                          -----------                  ----------
                                                               84,947                      83,903

LONG-TERM INVESTMENTS                                          50,237                      52,647
OTHER ASSETS                                                    2,428                       2,526
                                                          -----------                  ----------
                                                          $   378,349                  $  356,222
                                                          ===========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                          $    31,921                  $   14,207
Accrued employee compensation                                   6,738                      11,890
Accrued store operating expenses                                4,838                       3,833
Gift certificates redeemable                                    2,682                       3,778
Income taxes payable                                            3,073                       2,760
                                                          -----------                  ----------
               Total current liabilities                       49,252                      36,468

DEFERRED COMPENSATION                                           1,594                       1,467
DEFERRED RENT LIABILITY                                        24,639                      24,442
                                                          -----------                  ----------
               Total liabilities                               75,485                      62,377

COMMITMENTS

STOCKHOLDERS' EQUITY

Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,561,849 and
  21,484,316 shares, respectively                                 216                         215
Additional paid-in capital                                     25,000                      24,245
Retained earnings                                             279,018                     272,125
Unearned compensation - restricted stock                       (1,370)                     (2,740)
                                                          -----------                  ----------
               Total stockholders' equity                     302,864                     293,845
                                                          -----------                  ----------
                                                          $   378,349                  $  356,222
                                                          ===========                  ==========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                 Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                 --------------------             ----------------------
                                                July 31,         August 2,         July 31,      August 2,
                                                 2004             2003              2004           2003
                                             (As Restated,    (As Restated,     (As Restated,   (As Restated,
                                              See Note 2)      See Note 2)       See Note 2)     See Note 2)
                                              -----------      -----------       -----------    -----------
SALES, net of returns and allowances           $ 96,848         $ 85,683           $191,622       $167,396

COST OF SALES (including buying,
  distribution and occupancy costs)              67,054           61,111            131,166        119,980
                                               --------         --------           --------       --------
      Gross profit                               29,794           24,572             60,456         47,416
                                               --------         --------           --------       --------

OPERATING EXPENSES:

Selling                                          18,399           16,428             36,733         32,959
General and administrative                        3,853            3,423              7,750          6,176
                                               --------         --------           --------       --------
                                                 22,252           19,851             44,483         39,135
                                               --------         --------           --------       --------

      Income from operations                      7,542            4,721             15,973          8,281

OTHER INCOME, Net                                   825              932              1,743          2,072
                                               --------         --------           --------       --------
      Income before income taxes                  8,367            5,653             17,716         10,353

PROVISION FOR INCOME TAXES                        3,050            2,078              6,511          3,804
                                               --------         --------           --------       --------

NET INCOME                                     $  5,317         $  3,575           $ 11,205       $  6,549
                                               ========         ========           ========       ========

Per share amounts:
   Basic income per share                      $   0.25         $   0.17           $   0.52       $   0.31
   Diluted income per share                    $   0.24         $   0.17           $   0.50       $   0.30

   Basic weighted average shares                 21,406           21,006             21,388         21,014
   Diluted weighted average shares               22,225           21,521             22,200         21,545

See notes to financial statements.

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                Twenty-six Weeks Ended
                                                                                ----------------------
                                                                          July 31, 2004     August 2, 2003
                                                                          (As Restated,     (As Restated,
                                                                           see Note 2)       see Note 2)
                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                            $  11,205         $   6,549
      Adjustments to reconcile net income to net cash
        flows from operating activities
           Depreciation                                                         7,828             7,615
           Loss on disposal of assets                                             296               609
           Deferred taxes                                                         (38)              (18)
           Amortization of unearned compensation-restricted stock               1,370               206
      Changes in operating assets and liabilities
            Accounts receivable                                                 2,118              (605)
            Inventory                                                         (39,841)          (26,772)
            Prepaid expenses and other assets                                   4,219              (493)
            Accounts payable                                                   17,714            15,653
            Accrued employee compensation                                      (5,152)           (5,362)
            Accrued store operating expenses                                    1,005               162
            Gift certificates redeemable                                       (1,096)             (952)
            Income taxes payable                                                  313               927
            Long-term liabilities and deferred compensation                       324             1,941
                                                                            ---------         ---------
         Net cash flows (used in) from operating activities                       265              (540)

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                                  (8,206)          (17,328)
      Proceeds from sales and maturities of investments                        10,717            10,464
      Purchase of property and equipment                                       (9,166)          (11,642)
      Change in other assets                                                      137              (153)
                                                                            ---------         ---------
         Net cash flows used in investing activities                           (6,518)          (18,659)

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                               1,951               251
      Purchases of common stock                                                (1,195)           (1,401)
      Dividends paid to stockholders                                           (4,314)                -
                                                                            ---------         ---------
          Net cash flows used in financing activities                          (3,558)           (1,150)
                                                                            ---------         ---------

Net decrease in cash and cash equivalents                                      (9,811)          (20,349)

Cash and cash equivalents, Beginning of period                                119,976            92,976
                                                                            ---------         ---------

Cash and cash equivalents, End of period                                    $ 110,165         $  72,627
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

2. Restatement of Financial Statements - On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (SEC) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease-related accounting issues and their application under generally accepted accounting principles in the United States of America (GAAP). In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then current method of accounting for rent holidays were not in accordance with GAAP. As a result, the Company restated its financial statements for each of the fiscal periods of 2004 and 2003 included in this report.

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

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

Following is a summary of the effects of the restatement on the Company's balance sheet as of July 31, 2004, and the Company's statements of income and cash flows for each of the thirteen and twenty-six week periods ending July 31, 2004 and August 2, 2003.

                                                              Balance Sheets
                                          --------------------------------------------------------
                                             As
                                          previously    Reclass-
July 31, 2004                              reported     ifications     Adjustments     As Restated
-------------                              --------     ----------     -----------     -----------
Prepaid expenses and other assets         $  5,344      $       -       $   (481)       $  4,863
Property and equipment, net                 67,404              -         17,543          84,947
Other assets                                 1,170              -          1,258           2,428
Acccrued employee compensation               7,014           (276)             -           6,738
Accrued store operating expenses             6,421           (528)        (1,055)          4,838
Gift certificates redeemable                 1,878            804              -           2,682
Deferred rent liability                          -              -         24,639          24,639
Deferred tax liability                       1,490              -         (1,490)              -
Retained earnings                          282,792              -         (3,774)        279,018

Certain reclassifications have been made to accrued employee compensation, accrued store operating expenses and gift certificates redeemable to provide a more accurate reporting of gift certificates redeemable from layaway returns and the reserve account for health insurance claims, as shown above, to more consistently report such liabilities on the balance sheets of the Company.

                                                          Statements of Income
                                             -----------------------------------------------
                                                As
                                             previously
                                              reported         Adjustments       As restated
                                             ----------        -----------       -----------
Thirteen weeks ended July 31, 2004
Cost of sales                                 $ 67,003          $     51         $   67,054
Income from operations                           7,593               (51)             7,542
Income before income taxes                       8,418               (51)             8,367
Provision for income taxes                       3,069               (19)             3,050
Net income                                       5,349               (32)             5,317
Earnings per share - basic                    $   0.25          $      -         $     0.25
Earnings per share - diluted                  $   0.24          $      -         $     0.24

Thirteen weeks ended August 2, 2003

Cost of sales                                 $ 61,085          $     26         $   61,111
Income from operations                           4,747               (26)             4,721
Income before income taxes                       5,679               (26)             5,653
Provision for income taxes                       2,087                (9)             2,078
Net income                                       3,592               (17)             3,575
Earnings per share - basic                    $   0.17          $      -         $     0.17
Earnings per share - diluted                  $   0.17          $      -         $     0.17

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

                                                           Statements of Income
                                              -----------------------------------------------
                                                 As
                                              previously
                                               reported         Adjustments       As restated
                                               --------         -----------       -----------
Twenty-six weeks ended July 31, 2004
Cost of sales                                 $ 131,065          $     101        $   131,166
Income from operations                           16,074               (101)            15,973
Income before income taxes                       17,817               (101)            17,716
Provision for income taxes                        6,547                (36)             6,511
Net income                                       11,270                (65)            11,205
Earnings per share - basic                    $    0.53          $   (0.01)       $      0.52
Earnings per share - diluted                  $    0.51          $   (0.01)       $      0.50

Twenty-six weeks ended August 2, 2003

Cost of sales                                 $ 119,929          $      51        $   119,980
Income from operations                            8,332                (51)             8,281
Income before income taxes                       10,404                (51)            10,353
Provision for income taxes                        3,822                (18)             3,804
Net income                                        6,582                (33)             6,549
Earnings per share - basic                    $    0.31          $       -        $      0.31
Earnings per share - diluted                  $    0.31          $   (0.01)       $      0.30

                                                            Statements of Cash Flows
                                              -----------------------------------------------
                                                    As
                                                 previously
                                                  reported      Adjustments        As restated
                                                  --------      -----------        -----------
Twenty-six weeks ended July 31, 2004
Net cash flows from operating activities         $ (1,173)       $  1,438          $     265
Net cash flows from investing activities           (5,080)         (1,438)            (6,518)

Twenty-six weeks ended August 2, 2003

Net cash flows from operating activities         $ (3,192)       $  2,652          $    (540)
Net cash flows from investing activities          (16,007)         (2,652)           (18,659)

3. Stock-Based Compensation - The Company has three stock option plans which allow for granting of stock options to employees and directors, as described more fully in the notes included in the Company's 2003 Annual Report. A total of 3,225,000 shares of common stock are authorized for grants under such plans as of July 31, 2004; of these authorized shares, 178,719 shares were available for grant under the various plans, of which 66,050 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income is the result of the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect of the restricted stock expense on net income and the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

                                                        Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                     July 31, 2004  Aug. 2, 2003      July 31, 2004 Aug. 2, 2003
                                                     ---------------------------     ---------------------------
Net income (as re-stated, see Note 2)                $      5,317    $     3,575       $ 11,205       $   6,549
Add:  Stock-based employee compensation expense
included in reported net
income, net of related tax effects                            171            132            856             132
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects                   (872)          (431)        (2,258)         (1,483)

                                                     ------------    -----------       --------       ---------

Pro forma net income                                 $      4,616    $     3,276       $  9,803       $   5,198
                                                     ============    ===========       ========       =========
Earnings per share:
Basic - as reported                                  $        .25    $       .17       $    .52       $     .31
                                                     ============    ===========       ========       =========

Basic - pro forma                                    $        .22    $       .16       $    .46       $     .25
                                                     ============    ===========       ========       =========

Diluted - as reported                                $        .24    $       .17       $    .50       $     .30
                                                     ============    ===========       ========       =========

Diluted - pro forma                                  $        .21    $       .15       $    .44       $     .24
                                                     ============    ===========       ========       =========

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

      The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                               Percentage of Net Sales          Percentage of Net Sales
                                Thirteen Weeks Ended            Twenty-six Weeks Ended
                                --------------------            ----------------------
                            July 31, 2004   Aug. 2, 2003     July 31, 2004   Aug. 2, 2003
                            -------------   ------------     -------------   ------------
Merchandise Group
Denims                          35.5%          31.8%             35.7%           32.2%
Tops (incl. sweaters)           33.9%          33.8%             32.4%           33.0%
Accessories                     11.8%          10.8%             11.4%           10.0%
Sportswear/Fashions              9.2%          10.3%              9.4%           10.5%
Footwear                         7.6%           9.7%              8.4%           10.6%
Casual bottoms                   1.6%           3.2%              2.3%            3.1%
Outerwear                        0.3%           0.4%              0.4%            0.6%
Other                            0.1%           0.0%              0.0%            0.0%
                               -----          -----             -----           -----
                               100.0%         100.0%            100.0%          100.0%
                               =====          =====             =====           =====

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2004 AND AUGUST 2, 2003
                                   (Unaudited)

5. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 81,540 and 1,537,865 shares of common stock for the periods ended July 31, 2004 and August 2, 2003, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

                                          Thirteen Weeks Ended                 Thirteen Weeks Ended
                                             July 31, 2004                        August 2, 2003
                                   ---------------------------------      ---------------------------------
                                                           Per Share                              Per Share
                                   Income       Shares      Amount        Income      Shares        Amount
                                   ------       ------      ------        ------      ------        ------
Basic EPS
  Net Income                       $5,317      21,406      $   0.25       $3,575      21,006      $   0.17
Effect of Dilutive Securities
  Stock Options                         -         819          (.01)           -         515             -
                                   ------      ------      --------       ------      ------      --------
Diluted EPS                        $5,317      22,225      $   0.24       $3,575      21,521      $   0.17
                                   ======      ======      ========       ======      ======      ========

                                          Twenty-six Weeks Ended                 Twenty-six Weeks Ended
                                              July 31, 2004                         August 2, 2003
                                   ---------------------------------      ----------------------------------
                                                           Per Share                              Per Share
                                    Income     Shares       Amount        Income      Shares        Amount
                                    ------     ------       ------        ------      ------        ------
Basic EPS
  Net Income                       $11,205     21,388      $   0.52     $ 6,549       21,014      $   0.31
Effect of Dilutive Securities
  Stock Options                          -        812          (.02)          -          531          (.01)
                                   -------     ------      --------     --------      ------      --------
Diluted EPS                        $11,205     22,200      $   0.50     $ 6,549       21,545      $   0.30
                                   =======     ======      ========     ========      ======      ========

6. Reclassifications - Certain reclassifications have been made to the balance sheet amounts as reported to consistently reflect the Company's current classifications of assets and liabilities.

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

RESTATEMENT OF FINANCIAL STATEMENTS

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

See Note 2 to the financial statements for a summary of the effects of the restatement on the Company's balance sheet as of July 31, 2004 and the Company's statements of income and cash flows for thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended July 31, 2004, and August 2, 2003:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                     Percentage of Net Sales                        Percentage of Net Sales
                                -----------------------------------          ------------------------------------
                                Thirteen weeks ended    Percentage           Twenty-six weeks ended  Percentage
                                 July 31,    August 2,   increase              July 31,   August 2,   increase
                                 2004         2003      (decrease)              2004       2003      (decrease)
                                 ----         ----      ----------              ----       ----      ----------
Net sales                         100.0%      100.0%      13.0%                 100.0%     100.0%       14.5%
Cost of sales (including
 buying, distribution and
 occupancy costs)                  69.2%       71.3%       9.7%                  68.5%      71.6%        9.3%
                                  -----        ----       ----                  -----      -----       -----
Gross profit                       30.8%       28.7%      21.3%                  31.5%      28.3%       27.5%
Selling expenses                   19.0%       19.2%      12.0%                  19.2%      19.7%       11.4%
General and
  administrative expenses           4.0%        4.0%      12.5%                   4.0%       3.7%       25.5%
                                  -----        ----       ----                  -----      -----       -----
Income from operations              7.8%        5.5%      59.8%                   8.3%       4.9%       92.9%
Other income, net                   0.9%        1.1%     (11.5)%                  0.9%       1.2%      (15.9)%
                                  -----        ----       ----                  -----      -----       -----
Income before income
   taxes                            8.7%        6.6%      48.0%                   9.2%       6.2%       71.1%
Provision for income tax            3.2%        2.4%      46.8%                   3.4%       2.3%       71.2%
                                  -----        ----       ----                  -----      -----       -----
Net income                          5.5%        4.2%      48.7%                   5.8%       3.9%       71.1%
                                  =====        ====       ====                  =====      =====       =====

Net sales increased from $85.7 million in the second quarter of fiscal 2003 to $96.8 million in the second quarter of fiscal 2004, a 13.0% increase. Comparable store sales increased from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 by $5.7 million or 6.8%. The comparable store sales increase resulted partially from a 2.4% increase in the average price per piece of merchandise sold compared with the fiscal 2003

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

second quarter. Sales growth for this thirteen week period was also attributable to the inclusion of a full three months of operating results for the 10 stores opened after the first quarter of 2003 and the opening of 8 new stores in the first two quarters of fiscal 2004.

Net sales increased from $167.4 million in the first six months of fiscal 2003 to $191.6 million for the first six months of fiscal 2004, a 14.5% increase. Comparable store sales for the twenty-six weeks ended July 31, 2004 compared to the twenty-six weeks ended August 2, 2003 increased $15.1 million or 9.3%. The comparable store sales growth was partially a function of a 2.0% increase in the average units per transaction and a 1.6% increase in average price per piece of merchandise sold. Sales growth for this twenty-six week period was also attributable to the inclusion of a full six months of operating results for the 16 stores opened in 2003 and the opening of 8 new stores in the first twenty-six weeks of fiscal 2004.

The Company's increase in average price per piece of merchandise sold (as stated above) during the second quarter and year-to-date periods was a function of increasing price points in denims, woven shirts, and accessories, partially offset by decreasing price points in other categories. The changes in price points a primarily a reflection of merchandise shifts in terms of brands, product styles, fabrics, details and finishes. Average sales per square foot increased 8.6% from $110 to $120 for the six months ended July 31, 2004.
                                                               .

Gross profit after buying, occupancy and distribution expenses increased $5.2 million in the second quarter of fiscal 2004 to $29.8 million, a 21.3% increase. As a percentage of net sales, gross profit was 30.8% in the second quarter of fiscal 2004 versus 28.7% in the second quarter of fiscal 2003

Gross profit increased $13.0 million for the first twenty-six weeks of fiscal 2004 to $60.5 million, a 27.5% increase. As a percentage of net sales, gross profit in the first six months increased from 28.3% for fiscal 2003, to 31.5% for fiscal 2004. Increases in gross profit, as a percentage of net sales, for both the three and six month periods of fiscal 2004 compared to the same periods of fiscal 2003 resulted primarily from improvement in actual merchandise margins of 0.4% and 1.4%, respectively. This improvement was achieved through fewer markdowns, timely sell-throughs on new products and an increase in sales of private label merchandise, which achieves higher margins. Additional improvement, as a percentage of net sales, came from reduced occupancy cost as a percentage of nets sales of 1.3% and 1.4% for the second quarter and year-to-date periods, respectively, and from reduced distribution cost as a percentage of net sales of 0.4% for both the second quarter and year-to-date periods due to leverage provided by comparable store sales increases.

Selling expense increased from $16.4 million in the second quarter of fiscal 2003 to $18.4 million for the second quarter of fiscal 2004, a 12.0% increase. Selling expenses as a percentage of net sales decreased from 19.2% for the second quarter of fiscal 2003 to 19.0% for the second quarter of fiscal 2004. Year-to-date selling expense rose 11.4% from $33.0 million through the first half of fiscal 2003 to $36.7 million for the first half of fiscal 2004. As a percentage of net sales, selling expense in the first six months decreased from 19.7% for fiscal 2003, to 19.2% for fiscal 2004. As a percentage of net sales, the decreases in selling expense for both the three and six month periods were primarily attributable to lower sales salaries (down 0.4% and 0.7%, respectively, as a percentage of net sales), reduced travel expenses (down 0.1% and 0.2% respectively) and reduced bad debt expense (down 0.1% in each period), which were partially offset by increases in the bonus accrual for each period for year-end incentives based on growth in comparable store sales, gross margin and net income (up 0.2% and 0.4% respectively), increased internet advertising expense (up 0.3% in each period) and increased bankcard charges (up 0.10% in each period).


General and administrative expenses increased from $3.4 million in the second quarter of fiscal 2003 to $3.9 million for the second quarter of fiscal 2004, a 12.5% increase. As a percentage of net sales, general and administrative expenses remained the same at 4.0% for the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003. For the first half of fiscal 2004, general and administrative expense rose 25.5%

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from $6.2 million for the six months ended August 2, 2003, to $7.8 million for the six months ended July 31, 2004. As a percentage of net sales, general and administrative expense increased to 4.0% for the first half of fiscal 2004 compared to 3.7% for the first half of fiscal 2003. Increase in general and administrative expense, as a percentage of net sales, for the six month period of fiscal 2004 compared to the same period of fiscal 2003 resulted primarily from an increase in the accrual for restricted stock compensation (0.6%) and from higher bonus accruals for year-end incentives based upon growth in comparable store sales, growth in gross margin and growth in net income (0.1%). These increases were partially offset by reductions, as a percentage of net sales in loss on assets (0.1%) and certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased $2.8 million to $7.5 million for the second quarter of fiscal 2004 compared to $4.7 million for the second quarter of fiscal 2003, a 59.8% increase. Income from operations was 7.8% of net sales for the second quarter of fiscal 2004 compared to 5.5% of net sales for the second quarter of fiscal 2003. Income from operations, year-to-date through July 31, 2004, was $16.0 million, a $7.7 million increase from the first half of 2003. Income from operations was 8.3% of net sales for the first six months of fiscal 2004 compared to 4.9% for the first six months of fiscal 2003.

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

Income tax expense, as a percentage of pre-tax income, was 36.4% in the second quarter of fiscal 2004 compared to 36.8% for the second quarter of fiscal 2003. For both the first half of fiscal 2004 and fiscal 2003, income tax expense was 36.8% for the first half of fiscal 2004 compared to 36.7% of pre-tax income for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first half of fiscal 2004 and 2003, the Company's cash flow provided (used) by operating activities was $0.3 and $(0.5) million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first half of fiscal 2004 compared to the first half of fiscal 2003 were primarily due to growth in net income, greater build-up of inventory, fewer purchases of investments and quarterly dividend payments to stockholders which began in the third quarter of fiscal 2003.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. As of July 31, 2004, the Company had working capital of $191.5 million, including $110.2 million of cash and cash equivalents and short-term investments of $23.2 million. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2004 and only minor bank borrowings during the first half of fiscal 2003.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first half of fiscal 2004 and 2003 the Company invested $8.8 million and $11.1 million, respectively, in new store construction, store renovation and upgrading store technology. The Company also spent approximately $0.4 million and $0.5 million in the first half of fiscal 2004 and 2003, respectively, in capital expenditures for the corporate headquarters and distribution center.

During the remainder of fiscal 2004, the Company anticipates completing approximately seven additional store construction projects, including approximately five new stores and approximately two stores to be remodeled and/or relocated. As of July 31, 2004, five additional lease contracts have been signed, and additional leases are in various stages of negotiation.

Management now estimates that total capital expenditures during fiscal 2004 will be approximately $19.6 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 1, 2004, had total cash and investments of $183.6 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company's plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years' average. Based upon past results and current plans, management does not anticipate any material changes in the Company's need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

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

1. Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability is recorded at the time of card purchases. The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $258,000 at both July 31, 2004 and January 31, 2004.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuation in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $4.1 million and $2.5 million as of July 31, 2004 and January 31, 2004, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

The following tables identify the material obligations and commitments as of July 31, 2004:

                                                                   Payments Due by Period
                                      --------------------------------------------------------------------------------
 Contractual obligations
   (dollar amounts in                                  Less than 1
       thousands)                        Total             year            1-3 years      4-5 years      After 5 years
       ----------                        -----             ----            ---------      ---------      -------------
Long term debt and purchase           $         -      $          -      $          -     $        -     $           -
obligations

Deferred Compensation                 $     1,594      $          -      $          -     $        -     $       1,594

Operating leases                      $   199,854      $     30,909      $     56,043     $   49,205     $      63,697

Total contractual obligations         $   201,448      $     30,909      $     56,043     $   49,205     $      65,291

                                                          Amount of Commitment Expiration Per Period
                                      --------------------------------------------------------------------------------
  Other Commercial
 Commitments (dollar                  Total Amounts     Less than 1
 amounts in thousands)                 Committed          year            1-3 years        4-5 years     After 5 years
 --------------------------            ---------          ----            ---------        ---------     -------------
Lines of Credit                       $    17,500      $     17,500      $          -     $        -     $           -

Total Commercial Commitments          $    17,500      $     17,500      $          -     $        -     $           -

The Company did not have any contingent liability for landlord allowances as of July 31, 2004. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2003 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2001, 2002 and 2003, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 31, 2004, and August 2, 2003.

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

ITEM 4 - CONTROLS AND PROCEDURES

During the second quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonable likely to materially affect internal control over financial reporting.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings:  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

                                                                                   Approximate
                                                             Total Number of     Dollar Value of
                                   Total                    Shares Purchased     Shares that May
                                  Number        Average        as Part of       Yet Be Purchased
                                 of Shares    Price Paid       Publicly           Under Publicly
                                 Purchased     Per Share     Announced Plan      Announced Plan
                                 ---------    ----------     --------------      --------------
May 2, to May 29, 2004                -0-                                          $ 3,883,750
May 30, to July 3, 2004            40,000      $ 26.00          40,000               2,843,750
July 4, to July 31, 2004            5,700        26.84           5,700               2,695,550
                                   ------      -------          ------             -----------
                                   45,700      $ 26.10          45,700
                                   ======      =======          ======             ===========

      These shares were part of a 500,000 share repurchase plan, announced by the Company on December 27, 2000. Subsequent to July 31, 2004, the Company has repurchased 440,000 shares of its common stock at a cost of approximately $10,000,000, bringing the total repurchased under the plan to 2,590,000 shares.

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

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION

                                                  Number of Shares*
                                                  ----------------
                                            For         Against     Abstain    Del N-Vote
                                            ---         -------     -------    ----------
2. Appoint Deloitte & Touche LLP
   as independent auditors.               21,169,969      79,833     1,156

3. Approve Company's 2004
   Management Incentive Program           19,228,418     679,820     9,316     1,333,404

4. Approve Amendment to Company's
   1997 Executive Stock Plan              18,425,974   1,481,639     9,941     1,333,404

5. Approve Awards Pursuant to
   Company's 1998 Restricted
   Stock Plan                             20,456,893     786,601     7,464

6. Approve Amendment to Company's
   1998 Employee Stock Option Plan        18,170,225   1,739,868     7,461     1,333,404

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

                                                                THE BUCKLE, INC.

Dated: April 18, 2005                      /s/ DENNIS H. NELSON
                                           ----------------------------------
                                             DENNIS H. NELSON, President and CEO

Dated: April 18, 2005                      /s/ KAREN B. RHOADS
                                           ----------------------------------
                                               KAREN B. RHOADS, Vice President
                                                             of Finance and CFO