Form 10-Q/A
period 2004-10-30
BUCKLE INC
filed 2005-04-20
CIK 885245

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

       Registrant's telephone number, including area code: (308) 236-8491
-------------------------------------------------------------------------

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

                                EXPLANATORY NOTE

This Amendment No. 1 to The Buckle, Inc.'s (the "Company") Quarterly Report on Form 10-Q/A ("Form 10-Q/A") is being filed in order to correct the previously issued financial statements for the quarterly period ended October 30, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on December 7, 2004 (the "Original Filing"). The corrections are to properly account for landlord construction allowances in accordance with Statement of Financial Accounting Standards No.13, "Accounting for Leases" and Financial Accounting Standards Board Technical Bulletin No. 88-1, "Issues Relating to Accounting for Leases"; and rent holidays in accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." See Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 1, "Financial Statements" of this Form 10-Q/A for additional discussion and a summary of the effect of these changes on the Company's financial statements as of October 30, 2004 and January 31, 2004 and for the interim periods ended October 30, 2004 and November 1, 2003.

This Form 10-Q/A amends and restates only Items 1, 2 and 4 of Part I and Item 6 of Part II of the Original Filing to reflect the effects of this restatement of our financial statements for the period presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-Q/A consist of all other Items originally contained on Form 10-Q for the fiscal quarter ended October 30, 2004. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

In connection with the preparation of this Form 10-Q/A, the Company concluded that it was appropriate to reclassify certain store operating liabilities to/from gift certificates redeemable and employee compensation. Accordingly, we have revised the classification to report these changes on the balance sheets as of October 30, 2004 and January 31, 2004. The Company has also made corresponding adjustments to the statements of cash flows for the periods ended October 30, 2004 and November 1, 2003, to reflect these reclassifications. See
Note 2: "Restatement and Reclassification of Financial Statements" under Notes to Financial Statements included in Item 1, "Financial Statements " of this Form 10-Q/A for additional discussion on the effects of the change in classification.

                                THE BUCKLE, INC.

                                   FORM 10-Q/A

                                      INDEX

                                                                         Pages
                                                                         -----
                    Part I. Financial Information (unaudited)

Item 1.     Financial Statements                                            4

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     19

Item 4.     Controls and Procedures                                        19

                           Part II. Other Information

Item 1.     Legal Proceedings                                              21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds    21

Item 3.     Defaults Upon Senior Securities                                21

Item 4.     Submission of Matters to a Vote of Security Holders            21

Item 5.     Other Information                                              21

Item 6.     Exhibits                                                       21

Signatures                                                                 22

                                THE BUCKLE, INC.
                                 BALANCE SHEETS
                         (Columnar amounts in thousands)
                                   (Unaudited)

                                                         October 30,       January 31,
                                                            2004              2004
                                                        (As Restated,     (As Restated,
                                                         see Note 2)       see Note 2)
                                                        -------------     -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                 $ 123,473         $ 119,976
Investments                                                  26,578            23,346
Accounts receivable, net of
  allowance of $118,000 and $181,000, respectively            2,173             3,585
Inventory                                                    94,719            61,156
Prepaid expenses and other assets                             5,211             9,083
                                                          ---------         ---------
          Total current assets                              252,154           217,146

PROPERTY AND EQUIPMENT                                      176,587           169,453
Less accumulated depreciation and amortization               92,615            85,550
                                                          ---------         ---------
                                                             83,972            83,903

LONG-TERM INVESTMENTS                                        46,521            52,647
OTHER ASSETS                                                  2,382             2,526
                                                          ---------         ---------
                                                          $ 385,029         $ 356,222
                                                          =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                          $  16,145         $  14,207
Accrued employee compensation                                10,929            11,890
Accrued store operating expenses                              5,124             3,833
Gift certificates redeemable                                  2,779             3,778
Income taxes payable                                          8,658             2,760
                                                          ---------         ---------
          Total current liabilities                          43,635            36,468

DEFERRED COMPENSATION                                         1,689             1,467
DEFERRED RENT LIABILITY                                      24,963            24,442
                                                          ---------         ---------
          Total liabilities                                  70,287            62,377

COMMITMENTS

STOCKHOLDERS' EQUITY
Common stock, authorized 100,000,000 shares
  of $.01 par value; issued 21,549,690 and
  21,484,316 shares, respectively                               215               215
Additional paid-in capital                                   23,906            24,245
Retained earnings                                           291,306           272,125
Unearned compensation - restricted stock                       (685)           (2,740)
                                                          ---------         ---------
          Total stockholders' equity                        314,742           293,845
                                                          ---------         ---------
                                                          $ 385,029         $ 356,222
                                                          =========         =========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                               Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                          -----------------------------     -----------------------------
                                           October 30,      November 1,      October 30,      November 1,
                                               2004             2003             2004             2003
                                          (As Restated,    (As Restated,    (As Restated,    (As Restated,
                                           see Note 2)       see Note 2)     see Note 2)      see Note 2)
                                          -------------    -------------    -------------    -------------
SALES, net of returns and allowances      $   133,722      $   121,325      $   325,344      $   288,721

COST OF SALES (including buying,
  distribution and occupancy costs)            81,531           77,706          212,697          197,686
                                          -----------      -----------      -----------      -----------

     Gross profit                              52,191           43,619          112,647           91,035
                                          -----------      -----------      -----------      -----------
OPERATING EXPENSES:
Selling                                        24,785           21,353           61,518           54,312
General and administrative                      4,814            3,822           12,564            9,998
                                          -----------      -----------      -----------      -----------
                                               29,599           25,175           74,082           64,310
                                          -----------      -----------      -----------      -----------

     Income from operations                    22,592           18,444           38,565           26,725

OTHER INCOME, Net                                 910              776            2,653            2,848
                                          -----------      -----------      -----------      -----------
     Income before income taxes                23,502           19,220           41,218           29,573

PROVISION FOR INCOME TAXES                      8,624            7,053           15,135           10,857
                                          -----------      -----------      -----------      -----------

NET INCOME                                $    14,878      $    12,167      $    26,083      $    18,716
                                          ===========      ===========      ===========      ===========

Per share amounts:
  Basic income per share                  $      0.70      $      0.57      $      1.22      $      0.89
  Diluted income per share                $      0.67      $      0.56      $      1.18      $      0.87

  Basic weighted average shares                21,357           21,207           21,377           21,091
  Diluted weighted average shares              22,132           21,682           22,177           21,603

See notes to financial statements

                                THE BUCKLE, INC.
                            STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                                         Thirty-nine Weeks Ended
                                                                   -----------------------------------
                                                                   October 30, 2004   November 1, 2003
                                                                     (As Restated,      (As Restated,
                                                                      see Note 2)        see Note 2)
                                                                   ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $     26,083       $     18,716
     Adjustments to reconcile net income to net cash
     flows from operating activities
        Depreciation                                                      11,913             11,568
        Loss on disposal of assets                                           303                679
        Deferred taxes                                                       (55)               (21)
        Amortization of unearned compensation-restricted stock             2,054                802
     Changes in operating assets and liabilities
        Accounts receivable                                                1,412             (2,291)
        Inventory                                                        (33,563)           (24,040)
        Prepaid expenses and other assets                                  3,871             (1,154)
        Accounts payable                                                   1,938              4,770
        Accrued employee compensation                                       (961)            (4,094)
        Accrued store operating expenses                                   1,291                (35)
        Gift certificates redeemable                                        (999)              (191)
        Income taxes payable                                               5,898              5,927
        Long-term liabilities and deferred compensation                      743              3,353
                                                                    ------------       ------------
       Net cash flows from operating activities                           19,928             13,989
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of investments                                            (17,837)           (24,497)
      Proceeds from sales and maturities of investments                   20,731             22,669
      Purchase of property and equipment                                 (12,285)           (16,004)
      Change in other assets                                                 200                190
                                                                    ------------       ------------
       Net cash flows used in investing activities                        (9,191)           (17,642)
CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from the exercise of stock options                          3,121              1,553
      Purchases of common stock                                           (3,460)            (1,401)
      Dividends paid to stockholders                                      (6,901)            (2,137)
                                                                    ------------       ------------
       Net cash flows used in financing activities                        (7,240)            (1,985)
                                                                    ------------       ------------

Net increase/(decrease) in cash and cash equivalents                       3,497             (5,638)

Cash and cash equivalents, Beginning of period                           119,976             92,976
                                                                    ------------       ------------

Cash and cash equivalents, End of period                            $    123,473       $     87,338
                                                                    ============       ============

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

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      OCTOBER 30, 2004 AND NOVEMBER 1, 2003
                                   (Unaudited)

Following is a summary of the effects of the restatement on the Company's balance sheet as of October 30, 2004 and the Company's statements of income and cash flows for each of the thirteen and thirty-nine week periods ending October 30, 2004 and November 1, 2003.

                                                          Balance Sheets
                                      ------------------------------------------------------
                                          As
                                      previously
October 30, 2004                       reported     Reclassifications   Adjustments    As Restated
---------------------------------     ----------    -----------------   -----------    -----------
Prepaid expenses and other assets      $  5,692      $          -         $   (481)      $  5,211
Property and equipment, net              66,310                 -           17,662         83,972
Other assets                              1,107                 -            1,275          2,382
Accrued employee compensation            11,204              (275)               -         10,929
Accrued store operating expenses          6,925              (593)          (1,208)         5,124
Gift certificates redeemable              1,911               868                -          2,779
Deferred rent liability                       -                 -           24,963         24,963
Deferred tax liability                    1,490                 -           (1,490)             -
Retained earnings                       295,115                 -           (3,809)       291,306

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

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      OCTOBER 30, 2004 AND NOVEMBER 1, 2003
                                   (Unaudited)

                                                      Statements of Income
                                             ---------------------------------------
                                                 As
                                             previously
Thirteen weeks ended October 30, 2004         reported    Adjustments    As restated
----------------------------------------     ----------   -----------    -----------
Cost of sales                                 $ 81,480      $     51       $ 81,531
Income from operations                          22,643           (51)        22,592
Income before income taxes                      23,553           (51)        23,502
Provision for income taxes                       8,643           (19)         8,624
Net income                                      14,910           (32)        14,878
Earnings per share - basic                    $   0.70      $      -       $   0.70
Earnings per share - diluted                  $   0.67      $      -       $   0.67

Thirteen weeks ended November 1, 2003
Cost of sales                                 $ 77,680      $     26       $ 77,706
Income from operations                          18,470           (26)        18,444
Income before income taxes                      19,246           (26)        19,220
Provision for income taxes                       7,063           (10)         7,053
Net income                                      12,183           (16)        12,167
Earnings per share - basic                    $   0.57      $      -       $   0.57
Earnings per share - diluted                  $   0.56      $      -       $   0.56

Thirty-nine weeks ended October 30, 2004
Cost of sales                                 $212,545      $    152       $212,697
Income from operations                          38,717          (152)        38,565
Income before income taxes                      41,370          (152)        41,218
Provision for income taxes                      15,190           (55)        15,135
Net income                                      26,180           (97)        26,083
Earnings per share - basic                    $   1.22      $      -       $   1.22
Earnings per share - diluted                  $   1.18      $      -       $   1.18

Thirty-nine weeks ended November 1, 2003
Cost of sales                                 $197,609      $     77       $197,686
Income from operations                          26,802           (77)        26,725
Income before income taxes                      29,650           (77)        29,573
Provision for income taxes                      10,885           (28)        10,857
Net income                                      18,765           (49)        18,716
Earnings per share - basic                    $   0.89      $      -       $   0.89
Earnings per share - diluted                  $   0.87      $      -       $   0.87

                                                    Statements of Cash Flows
                                             ----------------------------------------
                                                As
                                             previously
Thirty-nine weeks ended October 30, 2004      reported     Adjustments    As restated
----------------------------------------     ----------    -----------    -----------
Net cash flows from operating activities      $ 17,582       $  2,346       $ 19,928
Net cash flows from investing activities        (6,845)        (2,346)        (9,191)

Thirty-nine weeks ended November 1, 2003
Net cash flows from operating activities      $  9,490       $  4,499       $ 13,989
Net cash flows from investing activities       (13,143)        (4,499)       (17,642)

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

                                                        Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                     Oct 30, 2004  Nov. 1, 2003        Oct. 30, 2004 Nov. 1, 2003
                                                     ---------------------------       ---------------------------
Net income (as restated, see Note 2)                 $   14,878       $   12,167       $   26,083       $   18,716
Add:  Stock-based employee compensation
expense included in reported net
income, net of related tax effects                          434              377            1,290              509
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects                 (884)          (1,053)          (3,142)          (2,536)
                                                     ----------       ----------       ----------       ----------

Pro forma net income                                 $   14,428       $   11,491       $   24,231       $   16,689
                                                     ==========       ==========       ==========       ==========
Earnings per share:

Basic - as reported (as restated, see Note 2)        $      .70       $      .57       $     1.22       $      .89
                                                     ==========       ==========       ==========       ==========

Basic - pro forma                                    $      .68       $      .54       $     1.13       $      .79
                                                     ==========       ==========       ==========       ==========

Diluted - as reported (as restated, see Note 2)      $      .67       $      .56       $     1.18       $      .87
                                                     ==========       ==========       ==========       ==========

Diluted - pro forma                                  $      .65       $      .53       $     1.09       $      .77
                                                     ==========       ==========       ==========       ==========

4. Reclassifications - Certain reclassifications have been made to the balance sheet amounts as reported to consistently reflect the Company's current classifications of assets and liabilities.

5. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 327 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of October 30, 2004, and 319 stores in 38 states as of November 1, 2003. During the third quarter of fiscal 2004, the Company opened three new stores and substantially renovated one store. During the third quarter of fiscal 2003, the Company opened six new stores and substantially renovated two stores.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      THIRTEEN AND THIRTY-NINE WEEKS ENDED
                      OCTOBER 30, 2004 AND NOVEMBER 1, 2003
                                   (Unaudited)

The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                            Percentage of Net Sales       Percentage of Net Sales
                              Thirteen Weeks Ended        Thirty-nine Weeks Ended
                          ---------------------------   ---------------------------
 Merchandise Group        Oct. 30, 2004  Nov. 1, 2003   Oct. 30, 2004  Nov. 1, 2003
---------------------     -------------  ------------   -------------  ------------
Denims                         43.8%          39.6%          39.0%          35.3%
Tops (incl. sweaters)          32.1%          31.4%          32.2%          32.3%
Accessories                    10.0%          10.1%          10.9%          10.0%
Footwear                        7.3%           8.2%           7.9%           9.6%
Outerwear                       3.3%           4.6%           1.6%           2.3%
Casual bottoms                  2.3%           5.1%           2.4%           3.9%
Sportswear/Fashions             1.1%           1.0%           6.0%           6.5%
Other                           0.1%           0.0%           0.0%           0.1%
                              -----          -----          -----          -----
                              100.0%         100.0%         100.0%         100.0%
                              =====          =====          =====          =====

6. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 179,835 and 1,002,750 shares of common stock for the periods ended October 30, 2004 and November 1, 2003, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

                                         Thirteen Weeks Ended                    Thirteen Weeks Ended
                                           October 30, 2004                        November 1, 2003
                                   ----------------------------------      ---------------------------------
                                                            Per Share                               Per Share
                                   Income       Shares       Amount        Income       Shares       Amount
                                   -------      -------     ---------      -------      -------     ---------
Basic EPS
  Net Income                       $14,878       21,357      $  0.70       $12,167       21,207      $  0.57

Effect of Dilutive Securities
  Stock Options                          -          775         (.03)            -          475         (.01)
                                   -------      -------      -------       -------      -------      -------

Diluted EPS                        $14,878       22,132      $  0.67       $12,167       21,682      $  0.56
                                   =======      =======      =======       =======      =======      =======

                                        Thirty-nine Weeks Ended                 Thirty-nine Weeks Ended
                                           October 30, 2004                        November 1, 2003
                                   ----------------------------------      ---------------------------------
                                                            Per Share                               Per Share
                                   Income       Shares       Amount        Income       Shares       Amount
                                   -------      -------     ---------      -------      -------     ---------
Basic EPS
  Net Income                       $26,083       21,377      $  1.22       $18,716       21,091      $  0.89

Effect of Dilutive Securities
  Stock Options                          -          800         (.04)            -          512         (.02)
                                   -------      -------      -------       -------      -------      -------

Diluted EPS                        $26,083       22,177      $  1.18       $18,716       21,603      $  0.87
                                   =======      =======      =======       =======      =======      =======

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

See Note 2 to the financial statements for a summary of the effects of the restatement on the Company's balance sheet as of October 30, 2004 and the Company's statements of income and cash flows for thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003. The accompanying Management's Discussion and Analysis gives effect to these corrections.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 30, 2004, and November 1, 2003:

                                THE BUCKLE, INC.
                              RESULTS OF OPERATIONS

                                   Percentage of Net Sales           Percentage of Net Sales
                             ---------------------------------  ------------------------------------
                             Thirteen weeks ended   Percentage  Thirty-nine weeks ended   Percentage
                             Oct. 30,     Nov. 1,    increase    Oct. 30,     Nov. 1,      increase
                               2004        2003     (decrease)     2004        2003       (decrease)
                             --------     -------   ----------  ---------     -------     ----------
Net sales                      100.0%      100.0%       10.2%      100.0%      100.0%        12.7%
Cost of sales (including
buying, distribution and
occupancy costs)                61.0%       64.0%        4.9%       65.4%       68.5%         7.6%
                               -----       -----       -----       -----       -----       ------
Gross profit                    39.0%       36.0%       19.7%       34.6%       31.5%        23.7%
Selling expenses                18.5%       17.6%       16.1%       18.9%       18.8%        13.3%
General and
  administrative expenses        3.6%        3.2%       26.0%        3.9%        3.5%        25.7%
                               -----       -----       -----       -----       -----       ------
Income from operations          16.9%       15.2%       22.5%       11.9%        9.3%        44.3%
Other income, net                0.7%        0.6%       17.2%        0.8%        1.0%        (6.8)%
                               -----       -----       -----       -----       -----       ------
Income before income
  taxes                         17.6%       15.8%       22.3%       12.6%       10.2%        39.4%
Provision for income tax         6.5%        5.8%       22.3%        4.6%        3.7%        39.4%
                               -----       -----       -----       -----       -----       ------
Net income                      11.1%       10.0%       22.3%        8.0%        6.5%        39.4%
                               =====       =====       =====       =====       =====       ======

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

The Company's increase in the average price per piece of merchandise sold (as stated above) during the third quarter and year-to-date was primarily attributable to the following changes: an increase in the average price of accessories of 6.9% and an increase denim price points of approximately 4.5%, partially offset by decreases average prices in fashion wear of 8.1%, decrease in outerwear price points of 17.1%, and decreased average prices in footwear of 4.8%. The average price points for the remaining merchandise categories remained even with the prior year. These changes are primarily a reflection of merchandise shifts in terms of brands, product styles, fabrics, details and finishes. Average sales per square foot increased 7.4% from $188 to $202 for the nine months ended October 30, 2004.

Gross profit after buying, occupancy and distribution expenses increased $8.6 million in the third quarter of fiscal 2004 to $52.2 million, a 19.7% increase. As a percentage of net sales, gross profit was 39.0% in the third quarter of fiscal 2004 versus 36.0% in the third quarter of fiscal 2003. Gross profit increased $21.6 million for the first thirty-nine weeks of fiscal 2004 to $112.6 million, a 23.7% increase. As a percentage of net sales, gross profit in the first nine months increased from 31.5% for fiscal 2003, to 34.6% for fiscal 2004. Increases in gross profit, as a percentage of net sales, for both the three and nine month periods of fiscal 2004 compared to the same periods of fiscal 2003 resulted primarily from improvement in actual merchandise margins of 2.0% and 1.7%, respectively. This improvement was achieved through fewer markdowns, timely sell-throughs on new products and an increase in sales of private label merchandise which has higher margins. Additional improvements came from occupancy costs which decreased as a percentage of net sales by 0.9% and 1.2% for the third quarter and year-to-date, respectively, and distribution costs which decreased by 0.3% for each the three and nine-month periods reported due to leverage provided by growth in comparable store sales for the periods.

Selling expense increased from $21.4 million in the third quarter of fiscal 2003 to $24.8 million for the third quarter of fiscal 2004, a 16.1% increase. Selling expenses as a percentage of net sales increased from 17.6% for the third quarter of fiscal 2003 to 18.5% for the third quarter of fiscal 2004. Year-to-date selling expense rose 13.3% from $54.3 million through the first nine months of fiscal 2003 to $61.5 million for the first nine months of fiscal 2004. As a percentage of net sales, selling expense in the first nine months increased from 18.8% for fiscal 2003, to 18.9% for fiscal 2004. As a percentage of net sales, the increases in selling expense for both the three and nine month periods were primarily attributable to higher bonus accruals for year-end incentives based upon growth in comparable store sales, growth in gross margin and growth in net income. This resulted in additional expense of 1.2% and 0.8% for the three and nine months, respectively. This increase was partially offset by slight reductions in discretionary spending for advertising (down 0.1% each period) and store and meeting travel (down 0.2% each period).

General and administrative expenses increased from $3.8 million in the third quarter of fiscal 2003 to $4.8 million for the third quarter of fiscal 2004, a 26.0% increase. As a percentage of net sales, general and administrative expenses increased from 3.2% for the third quarter of fiscal 2003 to 3.6% for the third quarter of fiscal 2004. For the first nine months of fiscal 2004, general and administrative expense rose 25.7% from $10.0 million for the nine months ended November 1, 2003, to $12.6 million for the nine months ended October 30, 2004. As a percentage of net sales, general and administrative expense increased to 3.9% for the first nine months of fiscal 2004 compared to 3.5% for the first nine months of fiscal 2003. The increase in general and administrative expense, as a percentage of net sales, for the three months ended October 30, 2004, compared to the same period of fiscal 2003, resulted primarily from a higher bonus accrual for year-end

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

incentives based upon growth in comparable store sales, gross margin and net income (0.4% increase). The increase in general and administrative expense, as a percentage of net sales, for the first nine months of fiscal 2004 compared to the same period of fiscal 2003 resulted primarily from recording compensation expense related to restricted stock granted in 2003 (0.3% increase) and higher bonus accruals for year-end incentives based upon growth in comparable store sales, gross margin and net income (0.3% increase).

As a result of the above changes, the Company's income from operations increased $4.2 million to $22.6 million for the third quarter of fiscal 2004 compared to $18.4 million for the third quarter of fiscal 2003, a 22.5% increase. Income from operations was 16.9% of net sales for the third quarter of fiscal 2004 compared to 15.2% of net sales for the third quarter of fiscal 2003. Income from operations, year-to-date through October 30, 2004, was $38.6 million, an $11.9 million increase from the first nine months of the prior year. Income from operations was 11.9% of net sales for the first nine months of fiscal 2004 compared to 9.3% for the first nine months of fiscal 2003.

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

Income tax expense, as a percentage of pre-tax income, was 36.7% in both the third quarter of fiscal 2004 and the third quarter of fiscal 2003, bringing net income to $14.9 million for the third quarter of fiscal 2004 versus $12.2 million for the third quarter of fiscal 2003, a 22.3% increase. Income tax expense was also 36.7% of pre-tax income for both the first nine months of fiscal 2004 and fiscal 2003, bringing net income to $26.1 million for the first three quarters of fiscal 2004 versus $18.7 million for the same period of fiscal 2003, a 39.4% increase.

Liquidity and Capital Resources

The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first nine months of fiscal 2004 and 2003, the Company's cash flow provided by operating activities was $19.9 and $14.0 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 were primarily due to growth in net income, greater build-up of inventory, fewer purchases of investments and quarterly dividend payments to shareholders which began in the third quarter of fiscal 2003.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were no bank borrowings during the first nine months of fiscal 2004 and only minor bank borrowings during the first nine months of fiscal 2003. As of October 30, 2004, the Company had working capital of $208.5 million, including $123.5 million of cash and cash equivalents and short-term investments of $26.6 million.

During the first nine months of fiscal 2004 and 2003 the Company invested $11.5 million and $15.3 million, respectively, in new store construction, store renovation and upgrading store technology. The Company also spent approximately $0.8 million and $0.7 million in the first nine months of fiscal 2004 and 2003, respectively, in capital expenditures for the corporate headquarters and distribution center.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the remainder of fiscal 2004, the Company anticipates completing approximately three additional store construction projects, including two new stores and one store to be remodeled and/or relocated. As of October 30, 2004, three additional lease contracts have been signed, and additional leases are in various stages of negotiation.

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

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuation in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $3.6 million and $2.5 million as of October 30, 2004 and January 31, 2004, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may be materially inaccurate at this time.

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

The following tables identify the material obligations and commitments as of October 30, 2004:

                                                                    Payments Due by Period
                                   -------------------------------------------------------------------------------
     Contractual obligations                        Less than 1
  (dollar amounts in thousands)       Total             year          1-3 years        4-5 years     After 5 years
-------------------------------    ------------   ---------------  ---------------   -------------   -------------
Long term debt and purchase        $          -   $             -  $             -   $           -   $           -
obligations

Deferred Compensation              $      1,689   $             -  $             -   $           -   $       1,689

Operating leases                   $    205,369   $        31,088  $        57,225   $      50,179   $      66,877

Total contractual obligations      $    207,058   $        31,088  $        57,225   $      50,179   $      68,566

                                                              Amount of Commitment Expiration Per Period
                                  ------------------------------------------------------------------------------
  Other Commercial Commitments    Total Amounts     Less than 1
  (dollar amounts in thousands)     Committed           year          1-3 years       4-5 years    After 5 years
-------------------------------   -------------   ---------------  ---------------  -------------  -------------
Lines of Credit                    $     17,500   $        17,500  $             -  $           -  $           -

Total Commercial Commitments       $     17,500   $        17,500  $             -  $           -  $           -

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

ITEM 4 - CONTROLS AND PROCEDURES

During the third quarter of fiscal 2004, there were no changes in the Company's internal control over financial reporting that materially affected or are reasonable likely to materially affect internal control over financial reporting.

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

                                THE BUCKLE, INC.
                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings:                                        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:


                                                                                 Approximate
                                                                               Dollar Value of
                                  Total                  Total Number of     Shares that May Yet
                                 Number      Average     Shares Purchased        Be Purchased
                                of Shares  Price Paid   As Part of Publicly     Under Publicly
                                Purchased   Per Share     Announced Plan        Announced Plan
August 1, to August 28, 2004     60,000     $   26.25         60,000            $    1,135,550
August 29, to October 2, 2004    25,000     $   26.73         25,000            $      485,550
October 3, to October 30, 2004        -           -              -              $      485,550
                                 ------     ---------         ------
                                 85,000     $   26.39         85,000
                                 ======     =========         ======

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

                                                                THE BUCKLE, INC.

Dated: April  18, 2005                /s/ DENNIS H. NELSON
                                      ------------------------------------------
                                          DENNIS H. NELSON, President and
                                                    Chief Executive Officer

Dated: April 18, 2005                 /s/ KAREN B. RHOADS
                                      ------------------------------------------
                                          KAREN B. RHOADS, Vice President
                                          of Finance and Chief Financial Officer