Form 10-K
period 2005-01-29
BUCKLE INC
filed 2005-04-25
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 29, 2005

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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the Common Stock of the Registrant held by non-affiliates of the Registrant was $251,423,878.75 on March 30, 2005. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 7,677,065 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 30, 2005, was 18,712,956.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 13, 2005 for Registrant's 2005 Annual Meeting of Shareholders to be held June 2, 2005 are incorporated by reference in Part III.

                                THE BUCKLE, INC.
                                    FORM 10-K
                                JANUARY 29, 2005

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                     PART I

Item 1.  Business                                                                                     3

Item 2.  Properties                                                                                  13

Item 3.  Legal Proceedings                                                                           13

Item 4.  Submission of Matters to a Vote of Security Holders                                         13

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters                          13
                  and Issuer Purchases of Equity Securities

Item 6.  Selected Financial Data                                                                     14

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations       14

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                 14

Item 8.  Financial Statements and Supplementary Data                                                 14

Item 9.  Changes In and Disagreements With Independent Registered Public                             14
                  Accounting Firm on Accounting and Financial Disclosure

Item 9A. Controls and Procedures                                                                     14

Item 9B.  Other Information                                                                          17

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                         18

Item 11.  Executive Compensation                                                                     18

Item 12.  Security Ownership of Certain Beneficial Owners and Management                             18

Item 13.  Certain Relationships and Related Transactions                                             18

Item 14.  Principal Accountant Fees and Services                                                     18

                                     PART IV

Item 15.  Exhibits and Financial Statements Schedules                                                18

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of January 29, 2005, the Company operated 327 retail stores in 38 states throughout the central United States, as well as in the northwest, southeast and southwestern states under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free alterations, free gift-wrapping, easy layaways, The Buckle private label credit card and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well, and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 147 stores at the start of 1995 to 327 stores by the close of fiscal 2004. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2004 refer to the 52-week period ended January 29, 2005. Fiscal 2003 refers to the 52-week period ended January 31, 2004 and fiscal 2002 refers to the 52-week period ended February 1, 2003.

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

                           MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12- to 24-year old. The merchandise mix includes denims, slacks/casual bottoms, tops, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (40.3% of fiscal 2004 net sales) and is a key to the Company's merchandising concept. The Company believes it attracts customers with a selection of key brands and a wide variety of fits, finishes and styles in denim. Shirts and tops are also significant contributors to the total sales (31.8% of fiscal 2004 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.

                                             Percentage of Net Sales
                                     ---------------------------------------
                                     Fiscal 2004   Fiscal 2003   Fiscal 2002
                                     -----------   -----------   -----------
Denims                                   40.3%         36.2%         32.8%
Tops (including sweaters)                31.8          32.1          32.0
Accessories                              11.4          11.4          11.3
Footwear                                  7.6           8.9          11.4
Sportswear/Fashions                       4.2           4.5           4.8
Casual bottoms                            2.1           3.8           3.7
Outerwear                                 2.5           2.9           3.7
Other                                     0.1           0.2           0.3
                                        -----         -----         -----
                   Total                100.0%        100.0%        100.0%
                                        =====         =====         =====

Brand name merchandise accounted for more than 70% of the Company's sales volume during fiscal 2004. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Silver, Fossil, Billabong, Ecko, Quiksilver/Roxy and Hurley. The Company believes brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store setting by maintaining a high level of customer service and by offering a wide selection of fashionable, quality merchandise at good values. The Company believes that it is essential to create an enjoyable shopping atmosphere and, in order to fulfill this mission, we must provide highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card and a special order system which allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately four percent of net sales have been made on a layaway basis.

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

During fiscal 2002, the Company unveiled a totally new store design and corporate logo. The company worked with a national design firm to review architectural elements, including all wall systems, lighting, finishes and fixtures. The new design has been very positively received by guests, landlords and management. The last prior update to the store look was in fiscal 1997. New materials include: wood flooring, enhanced graphic elements, corrugated metals and Icon brand elements. Accessory and shoe fixtures were developed and rolled out to all stores in fiscal 2002. Additional new fixtures have been developed during the past year including two new table units and new wall displays fixtures which feature denim fits and t-shirt styles. Additionally, new sign holders featuring the corporate logo were added to the fixture package. The Company opened the first new prototype stores in the summer of 2002 with all subsequent remodels and new stores featuring the new design. At the end of fiscal 2004, a total of 68 stores had the new look - 37 new stores and 31 remodeled locations.

Management believes the basic overall store architectural design presents a unique atmosphere in which the store's architectural elements, including feature display walls, provide a backdrop, creating a strong visual presentation for the customer. Special care is taken to provide a comfortable environment to which customers can relate.

                            MARKETING AND ADVERTISING

In fiscal 2004, the Company spent $5.0 million or 1.0% of net sales on advertising, promotions and in-store point of sale materials. In-store seasonal sign kits, promotional signage, image brochures and catalogs are used to enhance merchandising presentations and the stores' image. Promotions such as sweepstakes, gift with purchase offers and special events are designed to create an enjoyable shopping experience for Buckle guests. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. The Buckle partners with key vendors on magazine opportunities and special promotions to extend its marketing reach. Radio advertising continues as a media source used to support special events and promotions such as sweepstakes, grand openings and end-of-season sales in approximately 75% of the Company's markets.

In 2002, along with the new store concept, the Company rolled out a new logo to create a stronger brand identity for the Buckle. The new logo includes a B-Icon element and signature red color. All marketing materials and supplies were redesigned to translate the new brand identity throughout the Company including the retail stores, online and corporate communication.

The Company offers programs to strengthen relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as coupons and other special targeted mailings. In 2004, the Buckle continued its B-Rewards, an exclusive rewards program for Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards merchandise certificates at the end of each Rewards program inviting them back into the store at the start of the next season. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

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

                                STORE OPERATIONS

The Company has an Executive Vice President of Sales, a Vice President of Sales, 17 district managers and 63 area managers. Six of the district managers and all of the area managers also serve as manager of their home base store. Each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in approximately 99% of the Company's stores as well as surveillance camera systems in approximately 77% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.7% of net sales for fiscal 2004, 0.6% of net sales for fiscal 2003 and 0.6% for fiscal year 2002.

The average store is approximately 4,900 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

                          PURCHASING AND DISTRIBUTION

The Company has an experienced buying team. The buying team includes the President, the Vice President of Women's Merchandising, four women's buyers, two men's merchandisers and four buyers. The top four members of this buying team combined, have over 90 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the Company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

The Company purchases products from manufacturers within the United States and from some foreign manufacturers. The Company's merchandising team monitors U.S. fashion centers (in New York and on the West Coast) and shops high fashion stores to adapt new ideas to the Buckle. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer or supplier. The Company plans its private label production with several private label vendors six to twelve months in advance of product delivery.

In fiscal 2004, Lucky Brand Dungarees and Koos Manufacturing (one of the Company's private label producers) made up 22.9% and 15.8% of the Company's net sales, respectively. No other vendor accounted for more than 10% of the Company's sales. Other current significant vendors include Silver, Fossil, Ecko, LeTigre, Billabong, Quiksilver/Roxy and Hurley. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company is currently undergoing construction on an 82,200 square foot expansion to its corporate headquarters facility. This expansion will allow additional space for our supplies and return departments, and growth for our online store as well as increased office space. Our distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

To reduce inter-store shipping costs and provide timely restocking of in-season merchandise, the Company warehouses a portion of initial shipments for later distribution. Sales reports are then used to replenish, on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors and sizes of merchandise. This system is also designed to prevent an over-crowded look in the stores at the beginning of a season.

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 1, 2005, the Company operated 328 stores in 38 states, including 1 store opened in fiscal 2005. The existing stores are in 4 downtown locations, 11 strip centers, 8 lifestyle centers and 305 shopping malls. The Company anticipates opening approximately 14 additional new stores in fiscal 2005. All new stores for fiscal 2005 are expected to be located in higher traffic shopping malls except for four which are expected to be located in lifestyle centers. The following table lists the location of existing stores as of April 1, 2005.

                               Location of Stores

State               Number of Stores         State                  Number of Stores
-----------         ----------------         --------------         ----------------
Alabama                     5                Nebraska                      15
Arizona                     8                Nevada                         1
Arkansas                    5                New Mexico                     4
California                 11                North Carolina                 7
Colorado                   12                North Dakota                   3
Florida                     4                Ohio                          12
Georgia                     3                Oklahoma                      13
Idaho                       5                Oregon                         2
Illinois                   16                Pennsylvania                   5
Indiana                    12                South Carolina                 1
Iowa                       19                South Dakota                   3
Kansas                     16                Tennessee                      9
Kentucky                    6                Texas                         35
Louisiana                   7                Utah                          10
Michigan                   18                Virginia                       2
Minnesota                  11                Washington                     8
Mississippi                 5                West Virginia                  2
Missouri                   14                Wisconsin                     13
Montana                     5                Wyoming                        1
                                                                          ---

                                             Total                        328
                                                                          ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 147 at the beginning of 1995 to 327 at the end of fiscal 2004. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1995 to the end of fiscal 2004:

                         Total Number of Stores Per Year


Fiscal      Open at start        Opened in        Closed in
 Year          of year         Current Year      Current Year      Total
------      -------------      ------------      ------------      -----
 1995            147                17                -             164
 1996            164                17                -             181
 1997            181                19                1             199
 1998            199                24                1             222
 1999            222                27                1             248
 2000            248                28                2             274
 2001            274                24                3             295
 2002            295                11                2             304
 2003            304                16                4             316
 2004            316                13                2             327

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

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $735,000, including construction costs of approximately $565,000 (prior to any construction allowance received) and inventory costs of approximately $170,000, net of accounts payable.

The Company anticipates opening approximately 15 new stores during fiscal 2005 and completing the remodeling of approximately 9 existing stores. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2005, it is estimated that each will receive full remodeling. The Company has budgeted a total of $23.4 million for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2005.

The Company plans to expand in 2005 by opening stores in existing markets. The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

The system includes PC based point-of-sale (POS) registers equipped with bar code readers in each store. These registers are polled nightly by the central computer (IBM iSeries) using a virtual private network for collection of comprehensive data, including complete item-level sales information, employee time clocking, merchandise transfers and receipts, special orders, supply orders and returns-to-vendor. In conjunction with the nightly polling, the central computer sends the PC server messages from various departments at the Company headquarters and price changes for the price lookup (PLU) file maintained within the POS registers.

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

The virtual private network for communication with the stores also supports the Company's intranet site. The intranet allows stores to view various types of information from the corporate office, including timely information from the advertising, merchandising and benefits departments. Stores also have access to a variety of tools such as a product search feature with pictures, printable forms and links to transmit various requests and information to the corporate office.

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

                                    EMPLOYEES

As of January 29, 2005, the Company had approximately 6,100 employees - approximately 1,172 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 320 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of January 29, 2005, 912 employees participated in the medical plan, 921 in the dental plan, 859 in the life insurance plan, 246 in the supplemental life insurance plan, 860 in the long-term disability plan and 462 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

DANIEL J. HIRSCHFELD, AGE 63. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 55. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 46. Ms. Rhoads is the Vice-President - Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Buckle since November 1987.

JAMES E. SHADA, AGE 49. Mr. Shada is Executive Vice President - Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and served as Vice President of Sales from April 19, 1991 until such date. Mr. Shada was elected Director of the Company on May 30, 2002. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in site selection and development and education of personnel as store managers and as area and district managers.

BRETT P. MILKIE, AGE 45. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

KARI G. SMITH, AGE 41. Ms. Smith is Vice President - Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

PATRICIA K. WHISLER, AGE 48. Ms. Whisler is Vice President of Women's Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

KYLE L. HANSON, AGE 40. Ms. Hanson is the Corporate Secretary and General Counsel. She has held this position since February of 2001. Ms. Hanson joined the Company in May of 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with Kutak Rock law firm in Omaha from 1990 to 1996.

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

MERCHANDISING/FASHION SENSITIVITY. The Company's success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company's failure to anticipate, identify or react appropriately and timely to the changes in fashion trends would reduce the Company's net sales and profitability. Misjudgments or unanticipated fashion changes could have a negative impact on the Company's image with its customers, which would also reduce the Company's net sales and profitability.

PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 28% and 18% of the net sales for fiscal 2004 and fiscal 2003, respectively. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company's private label products generally earn a higher margin than branded product, thus reductions in the private label mix would decrease the Company's merchandise margin and as a result, reduce net earnings.

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

EXPANSION AND MANAGEMENT OF GROWTH. The Buckle, Inc.'s continued growth depends on its ability to open and operate stores on a profitable basis and management's ability to manage planned expansion. During fiscal 2005, the Company plans to open 15 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company's control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth there would be less growth in the Company's net sales from new stores and less growth in profitability. If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company's sales revenues.

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

                                 Number of expiring
     Year                             leases
--------------                   ------------------
2006                                     62
2007                                     34
2008                                     25
2009                                     23
2010                                     50
2011                                     38
2012                                     28
2013 and later                           67
                                        ---
Total                                   327
                                        ===

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building currently provides approximately 179,000 square feet of space with over 70% of the area being allocated for the distribution and returns-to-vendor departments. The Company is currently adding approximately 82,200 square feet to this existing facility, which will add flexibility for future growth. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters, as well as housing the Company's screenprinting operations. The Company also acquired a 50-year lease, with favorable lease terms, on the land the building is built upon.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2004.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company's first ever cash dividend of $.10 per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004. During fiscal 2004, the Company continued quarterly dividend payments with $.10 per share paid during each of the first two quarters and $.12 per share for the third and fourth quarters.

The number of record holders of the Company's common stock as of March 30, 2005 was 346. Based upon information from the principal market makers, the Company believes there are approximately 3,000 beneficial owners. The closing price of the Company's common stock on March 30, 2005 was $32.75.

Additional information required by this item is incorporated by reference to the information on page 32 of the Company's 2004 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K. The remainder of the information required by this item appears in the Notes to Financial Statements under Footnote I "Stock-Based Compensation" on pages 28 and 29 in the Company's Annual Report to Shareholders which is attached to this Form 10-K and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to information on page 6 in the Company's 2004 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 7 through 13 in the Company's 2004 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that we borrow under our line of credit facility, we would be exposed to market risk related to changes in interest rates. As of January 29, 2005, no borrowings were outstanding under our line of credit facility. We are not a party to any derivative financial instruments. Additionally, we are exposed to market risk related to interest rate risk on the short- and long-term investments of excess cash in short- and long-term investment grade interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact our earnings to the extent that we did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income we earn on our investments. If there are changes in interest rates, those changes would affect the investment income we earn on those investments. For each one-quarter of a percent decline in the interest/dividend rate earned on cash and investments (approximately a 10% change in the rate earned), the Company's net income would decrease approximately $230,000 or approximately $.01 per share. This amount could vary based upon the number of shares of the Company's stock outstanding and the level of cash and investments held by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of independent registered public accountants thereon of Deloitte & Touche LLP, dated April 18, 2005, appearing on pages 17 through 31 of the Company's 2004 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls - The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Annual Report on Form 10-K, as of January 29, 2005, an evaluation was performed by the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). In performing this evaluation, management reviewed the Company's lease account policies in light of the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing views regarding lease-related accounting issues. As a result of this review, the Company concluded that its then-current lease accounting policies were not in accordance with generally accepted accounting principles in the United States of America. While such amounts were not material to any prior period, management determined to restate prior periods due to the size of the correction that would have been required in fiscal 2004.

Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were not effective as January 29, 2005.

Management's Report on Internal Control over Financial Reporting-- Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company's internal control over financial reporting, as of January 29, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in their Internal Control-Integrated Framework.

In performing this assessment, management reviewed the Company's lease accounting policies in light of the February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing views regarding lease-related accounting issues. In light of this letter, the Company's management initiated a review of its lease accounting and determined that its then current method of accounting for leasehold improvements funded by landlord incentives or allowances under operating leases (tenant improvement allowances) and its then current method of accounting for rent holidays were not in accordance with GAAP. While such amounts are not material to any prior period, management determined to restate prior periods due to the size of the correction that would have been required in fiscal 2004. As a result, the Company restated its financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Management evaluated the impact of this restatement on the Company's assessment of its system of internal control. Based upon the definition of "material weakness" in the Public Company Accounting Oversight Board's Auditing Standards No. 2, an Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a "material weakness" in design or operation of internal control over financial reporting. Based on that, management concluded that a material weakness existed in the Company's internal control over financial reporting as of January 29, 2005, and disclosed this to the Audit Committee and to the independent registered public accountants.

Management also identified deficiencies and significant deficiencies which, when aggregated, represent a material weakness. These control deficiencies related to information technology, including security and production change control, and segregation of duties and documentation in the business cycles. A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the aforementioned material weaknesses in the Company's internal control over financial reporting, management has concluded that, as of January 29, 2005, the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles based on criteria set forth by the COSO of the Treadway Commission in their Internal Control-Integrated Framework.

Remediation Steps to Address Material Weakness - To remediate the material weakness in the Company's internal control over financial reporting related to lease accounting, subsequent to year end the Company is implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. With respect to the material weakness related to information technology and segregation of duties and documentation in the business cycles, the Company is in the process of implementing additional monitoring activities as well as evaluating job responsibilities in order to improve internal controls.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management's assessment of the Company's internal control over financial reporting. This report follows.

Change in Internal Control Over Financial Reporting - There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of The Buckle, Inc.
Kearney, Nebraska

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Buckle, Inc. (the "Company") did not maintain effective internal control over financial reporting as of January 29, 2005, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides reasonable basis for our opinions.

A company's internal control over financial reporting is a process by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override on controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

As of January 29, 2005, management identified its lease-related accounting policies and its then-current method of accounting for leasehold improvements funded by landlord allowances under operating leases, accounting for rent holidays and straight-line rent appeared to be incorrect in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission on February 7, 2005 regarding lease-related accounting issues. Control deficiencies included (1) accounting for leases not in accordance with generally accepted accounting principles and (2) improper disclosure of operating leases in the Company's financial statements. These deficiencies in the design and implementation of the Company's internal control over financial reporting caused the Company to amend its Form 10-K for the year ended January 31, 2004 and its Forms 10-Q for each of the quarters ended May 1, 2004, July 31, 2004 and October 30, 2004 in order to remediate this material weakness. While such amounts are not material to any prior period, management determined to restate prior periods due to the size of the correction that would have been required in fiscal 2004.

As of January 29, 2005, management identified various segregation of duties deficiencies in the pervasive control function of information technology including: (1) security and (2) production change control. These information technology deficiencies along with (3) various segregation of duties deficiencies in business cycles; (4) segregation of duties deficiencies in financial close and reporting process, (5) segregation of duties deficiencies of non-routine transaction processing, as well as (6) lack of documentation of policies and procedures contribute to this material weakness. These deficiencies in the design and implementation of the Company's internal control over financial reporting did not result in an actual misstatement to the financial statements. However, due to (1) the significance of the potential material misstatement that could have resulted due to the deficient controls and (2) the absence of other mitigating control, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements as of and for the year ended January 29, 2005, of the Company and this report does not affect our report on such financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal controls over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 18, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 18, 2005

ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 and 11 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2005 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2005 Annual Shareholders' Meeting and is incorporated by reference: "Executive Compensation and Other Information," "Directors Compensation" (included under the "Election of Directors" section), and "Report of the Audit Committee," including sub-captions "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Employment Agreements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears under the captions "Election of Directors" in the Company's Proxy Statement for its 2005 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote I on pages 28 and 29 in the Annual Report to Shareholders for fiscal 2004, and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy for its 2005 Annual Shareholders' Meeting and is incorporated by reference.

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

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The Company's 2004 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 17 through 31 and they are hereby incorporated by reference to this report:

      Report of Independent Registered Public Accounting Firm
      Balance Sheets as of January 29, 2005, and January 31, 2004
      Statements of Income for each of the three years in the period ended January 29, 2005
      Statements of Stockholders' Equity for each of the three years in the period ended January 29, 2005
      Statements of Cash Flows for each of the three years in the period ended January 29, 2005
      Notes to Financial Statements for each of the three years in the period ended January 29, 2005

(a) (2) FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto. This schedule is on page 20.

(b) EXHIBITS

See index to exhibits on pages 21 and 22.

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

                                       THE BUCKLE, INC.

      Date:  April 18, 2005            By: /s/ DENNIS H. NELSON
                                           -----------------------------------
                                           Dennis H. Nelson,
                                           President and Chief Executive Officer

      Date:  April 18, 2005            By: /s/ KAREN B. RHOADS
                                           -----------------------------------
                                           Karen B. Rhoads,
                                           Vice President of Finance, Treasurer,
                                           and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of April, 2005.

/s/ DANIEL J. HIRSCHFELD
----------------------------------------             --------------------------
Daniel J. Hirschfeld                                 Bill L. Fairfield
Chairman of the Board and Director                   Director

/s/ DENNIS H. NELSON
----------------------------------------             --------------------------
Dennis H. Nelson                                     Ralph M. Tysdal
President and Chief Executive Officer                Director
  and Director

/s/ KAREN B. RHOADS
----------------------------------------             --------------------------
Karen B. Rhoads                                      Bruce L. Hoberman
Vice President of Finance and                        Director
  Chief Financial Officer and Director

/s/ JAMES E. SHADA
----------------------------------------             --------------------------
James E. Shada                                       David A. Roehr
Executive Vice President of Sales and                Director
  Director

/s/ ROBERT E. CAMPBELL                               /s/ WILLIAM D. ORR
----------------------------------------             --------------------------
Robert E. Campbell                                   William D. Orr
Director                                             Director

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BOARD OF DIRECTORS
THE BUCKLE, INC.

We have audited the financial statements of The Buckle, Inc., ("the Company") as of January 29, 2005 and January 31, 2004, and for each of the three years in the period ended January 29, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, and the effectiveness of the Company's internal control over financial reporting as of January 29, 2005, and have issued our reports thereon dated April 18, 2005; such financial statements and reports are included in your 2004 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 18, 2005

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                          Allowance for
                                                        Doubtful Accounts
                                                        -----------------
Balance, February 2, 2002                                  $   250,000

   Amounts charged to costs and expenses                       856,309
   Write-off of uncollectible accounts                        (889,309)
                                                           -----------
Balance, February 1, 2003                                      217,000

   Amounts charged to costs and expenses                       769,383
   Write-off of uncollectible accounts                        (805,383)
                                                           -----------
Balance, January 31, 2004                                      181,000

   Amounts charged to costs and expenses                       379,281
   Write-off of uncollectible accounts                        (447,281)
                                                           -----------
Balance, January 29, 2005                                  $   113,000
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

      (4.2) Form of stock certificate for Common Stock                  Exhibit 4.1 to Form S-1
                                                                        No. 33-46294
(9)   Not applicable

(10)  Material Contracts
      (10.1) 1991 Stock Incentive Plan                                  Exhibit 10.1 to Form S-1
                                                                        No. 33-46294

      (10.2) 1991 Non-Qualified Stock Option Plan                       Exhibit 10.2 to Form S-1
                                                                        No. 33-46294

      (10.3) Non-Qualified Stock Option Plan and                        Exhibit 10.3 to Form S-1
             Agreement With Dennis Nelson                               No. 33-46294

      (10.4) Acknowledgment for Dennis H. Nelson dated April 18, 2005

      (10.5) Acknowledgment for James E. Shada dated April 18, 2005

      (10.6) Acknowledgment for Brett P. Milkie dated April 18, 2005

      (10.7) Acknowledgment for Patricia K. Whisler dated April 18, 2005

      (10.8) Acknowledgment for Kari G. Smith
             dated April 18, 2005

      (10.10) Cash or Deferred Profit Sharing Plan                      Exhibit 10.10 to Form S-1
                                                                        No. 33-46294
      (10.10.1) Non-Qualified Deferred Compensation Plan

      (10.11) Revolving Line of Credit Note dated                       Exhibit 10.11 to Form 10-K
              August 1, 2003 between The Buckle, Inc. and               filed for the fiscal year
              Wells Fargo Bank, N.A. for a $17.5 million                ended January 31, 2004
              line of credit

      (10.12) Credit Agreement dated August 1, 2003                     Exhibit 10.12 to Form 10-K
              between The Buckle, Inc. and Wells                        filed for the fiscal year ended
              Fargo Bank, N.A, regarding $17.5 million                  January 31,
              2004 line of credit for working capital and letters
              of credit.

      (10.17) 1993 Director Stock Option Plan                           Exhibit A to Proxy Statement
                                                                        for Annual Meeting to be held
      (10.23) 1997 Executive Stock Option Plan                          Exhibit B to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        May 28, 1998
      (10.24) 1998 Restricted Stock Plan                                Exhibit C to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        May 28, 1998
      (10.27) 2004 Management Incentive Plan                            Exhibit A to Proxy Statement
                                                                        for Annual Meeting to be held
                                                                        May 28, 2004

(12)  Not applicable

(13)  2004 Annual Report to Stockholders

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