Form 10-Q
period 2005-04-30
BUCKLE INC
filed 2005-06-09
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended APRIL 30, 2005

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

The number of shares issued of the Registrant's Common Stock, outstanding as of May 25, 2005 was 18,967,273 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q
                                      INDEX



                                                                                Pages
                                                                                -----
                    Part I. Financial Information (unaudited)

Item 1.   Financial Statements                                                   3

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            16

Item 4.   Controls and Procedures                                               16


                   Part II. Other Information

Item 1.   Legal Proceedings                                                     17

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds           17

Item 3.   Defaults Upon Senior Securities                                       17

Item 4.   Submission of Matters to a Vote of Security Holders                   17

Item 5.   Other Information                                                     17

Item 6.   Exhibits                                                              17

Signatures                                                                      18

THE BUCKLE, INC.

BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                APRIL 30,    JANUARY 29,
ASSETS                                                                            2005          2005
                                                                                ---------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  86,272      $ 173,897
  Investments                                                                      27,980         25,523
  Accounts receivable, net of allowance of $80 and $113, respectively               1,361          1,887
  Inventory                                                                        73,030         68,330
  Prepaid expenses and other assets                                                 5,830          5,693
                                                                                ---------      ---------
    Total current assets                                                          194,473        275,330
                                                                                ---------      ---------

PROPERTY AND EQUIPMENT:                                                           185,426        179,056
  Less accumulated depreciation and amortization                                  (98,667)       (95,514)
                                                                                ---------      ---------
                                                                                   86,759         83,542
                                                                                ---------      ---------

LONG-TERM INVESTMENTS                                                              42,394         44,032
OTHER ASSETS                                                                        2,639          2,639
                                                                                ---------      ---------
                                                                                $ 326,265      $ 405,543
                                                                                =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                              $  21,390      $  12,665
  Accrued employee compensation                                                     6,464         18,467
  Accrued store operating expenses                                                  3,785          4,236
  Gift certificates redeemable                                                      3,487          4,654
  Income taxes payable                                                              5,948          5,714
                                                                                ---------      ---------
    Total current liabilities                                                      41,074         45,736

DEFERRED COMPENSATION                                                               2,164          1,799
DEFERRED RENT LIABILITY                                                            25,270         25,080
                                                                                ---------      ---------
    Total liabilities                                                              68,508         72,615
                                                                                ---------      ---------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, authorized 100,000,000 shares of $.01 par value; issued and
    outstanding; 18,889,162 and 21,685,008 shares, respectively                       189            217
  Additional paid-in capital                                                       31,826         26,857
  Retained earnings                                                               228,241        305,854
  Unearned compensation - restricted stock                                         (2,499)             -
                                                                                ---------      ---------
    Total stockholders' equity                                                    257,757       332,928
                                                                                ---------      ---------
                                                                                $ 326,265      $ 405,543
                                                                                =========      =========


See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
             (Dollar Amounts in Thousands Except Per Share Amounts)


                                                THIRTEEN WEEKS ENDED
                                               ---------------------
                                               APRIL 30,      MAY 1,
                                                 2005         2004
                                               --------     --------
SALES, net of returns and allowances of
  $7,594 and $6,978, respectively              $105,547     $ 94,774

COST OF SALES (including buying,
  distribution and occupancy costs)              68,298       64,112
                                               --------     --------
    Gross profit                                 37,249       30,662
                                               --------     --------

OPERATING EXPENSES:
Selling                                          20,893       18,334
General and administrative                        4,128        3,897
                                               --------     --------
                                                 25,021       22,231
                                               --------     --------

    Income from operations                       12,228        8,431

OTHER INCOME, Net                                 1,481          918
                                               --------     --------

    Income before income taxes                   13,709        9,349

PROVISION FOR INCOME TAXES                        5,088        3,461
                                               --------     --------
NET INCOME                                     $  8,621     $  5,888
                                               ========     ========

Per share amounts:

  Basic income per share                       $   0.42     $   0.28
                                               ========     ========
  Diluted income per share                     $   0.40     $   0.27
                                               ========     ========
  Basic weighted average shares                  20,665       21,370
  Diluted weighted average shares                21,508       22,175


See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          ADDITIONAL
                                             COMMON        PAID-IN      RETAINED       UNEARNED
                                             STOCK         CAPITAL      EARNINGS     COMPENSATION        TOTAL
                                           ---------     -----------    ---------    ------------      ---------
          FISCAL 2005
-------------------------------------
BALANCE, January 29, 2005                  $     217      $  26,857     $ 305,854      $       -        332,928

    Net income                                     -              -         8,621              -          8,621
  Dividends paid on common stock,
    ($0.12 per share)                              -              -        (2,264)             -         (2,264)
  Common stock (126,654 shares)
    issued on exercise of stock options            1          2,304             -              -          2,305
  Issuance of restricted stock                     1          2,665             -         (2,666)             -
  Amortization of restricted stock grant           -              -             -            167            167
  Common stock (3,000,000 shares)
    purchased and retired                        (30)             -       (83,970)             -        (84,000)
                                           ---------      ---------     ---------      ---------      ---------

BALANCE, April 30, 2005                    $     189      $  31,826     $ 228,241      $  (2,499)     $ 257,757
                                           =========      =========     =========      =========      =========

          FISCAL 2004
-------------------------------------
BALANCE, January 31, 2004                  $     215      $  24,245     $ 272,125      $  (2,740)       293,845

    Net income                                     -              -         5,888              -          5,888
  Dividends paid on common stock,
    ($0.10 per share)                              -              -        (2,157)             -         (2,157)
  Common stock (100,300 shares)
    issued on exercise of stock options            1          1,528             -              -          1,529
  Amortization of restricted stock grant           -              -             -            685            685
                                           ---------      ---------     ---------      ---------      ---------

BALANCE, May 1, 2004                       $     216      $  25,773     $ 275,856      $  (2,055)     $ 299,790
                                           =========      =========     =========      =========      =========



See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                     THIRTEEN WEEKS ENDED
                                                                   -------------------------
                                                                   APRIL 30,        MAY 1,
                                                                      2005           2004
                                                                   ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $   8,621      $   5,888
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation                                                     3,897          3,894
      Amortization of unearned compensation - restricted stock           167            685
      Deferred taxes                                                       -            (19)
      Loss on disposal of assets                                           5             18
      Changes in operating assets and liabilities:
        Accounts receivable                                              526          1,174
        Inventory                                                     (4,700)       (11,602)
        Prepaid expenses                                                (137)          (313)
        Accounts payable                                               8,725          4,846
        Accrued employee compensation                                (12,003)        (7,294)
        Accrued store operating expenses                                (451)           461
        Gift certificates redeemable                                  (1,167)          (845)
        Long-term liabilities and deferred compensation                  555             44
        Income taxes payable                                             234          1,477
                                                                   ---------      ---------

          Net cash flows from operating activities                     4,272         (1,586)
                                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (7,135)        (5,700)
  Proceeds from sale of property and equipment                            16              -
  Decrease in other assets                                                 -            192
  Purchase of investments                                             (7,699)        (3,527)
  Proceeds from sales and maturities of investments                    6,880          8,177
                                                                   ---------      ---------

          Net cash flows from investing activities                    (7,938)          (858)
                                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                          2,305          1,529
  Purchases of common stock                                          (84,000)             -
  Payment of dividends                                                (2,264)        (2,158)
                                                                   ---------      ---------

          Net cash flows from financing activities                   (83,959)          (629)
                                                                   ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (87,625)        (3,073)

CASH AND CASH EQUIVALENTS, Beginning of period                       173,897        119,976
                                                                   ---------      ---------

CASH AND CASH EQUIVALENTS, End of period                           $  86,272      $ 116,903
                                                                   =========      =========



See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004
                                   (Unaudited)

1. Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 29, 2005, included in The Buckle, Inc.'s 2004 Form 10-K.

2. Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees and directors, as described more fully in the notes included in the Company's 2004 Annual Report. A total of 3,225,000 shares of common stock are authorized for grants under such plans as of April 30, 2005; of these authorized shares, 314,450 shares were available for grant under the various plans, of which 192,950 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income for the quarter ended April 30, 2005 relates to the issuance of 77,500 shares of restricted stock issued on February 22, 2005. The stock-based compensation expense reflected in net income for the quarter ended May 1, 2004 is the result of the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect of the restricted stock expense on net income and the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                         Thirteen Weeks Ended
                                                    ----------------------------
                                                    April 30, 2005   May 1, 2004
                                                    ----------------------------
Net income, as reported                                $    8,621     $    5,888
Add: Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                                 104            685

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                 (650)        (1,386)
                                                       ----------     ----------

Pro forma net income                                   $    8,075     $    5,187
                                                       ==========     ==========
Earnings per share:
  Basic - as reported                                  $     0.42     $     0.28
                                                       ==========     ==========

  Basic - pro forma                                    $     0.39     $     0.24
                                                       ==========     ==========

  Diluted - as reported                                $     0.40     $     0.27
                                                       ==========     ==========

  Diluted - pro forma                                  $     0.38     $     0.23
                                                       ==========     ==========

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004
                                   (Unaudited)

The weighted average fair value of options granted during the thirteen weeks ended April 30, 2005 and May 1, 2004, under the SFAS No. 123 methodology was $16.40 and $14.93 per option, respectively. The fair value of options granted under the Plans was estimated at the date of grant using a Black-Sholes option pricing model with the following assumptions:

                               2005              2004
Risk-free interest rate        4.00%            4.00%
Dividend yield                 1.50%            1.50%
Expected volatility            65.0%            65.0%
Expected life (years)           7.0 years        7.0 years

A summary of the Company's stock-based compensation activity related to stock options for the fiscal quarters ended April 30, 2005 and May 1, 2004 is as follows:


                                            2005                       2004
                                   ------------------------   -------------------------
                                                  Weighted                    Weighted
                                                   Average                    Average
                                                  Exercise                    Exercise
                                     Number        Price       Number          Price
                                   ---------      ---------   ---------      ---------
Outstanding - beginning
  of fiscal quarter                3,457,219      $   19.40   3,502,052      $   17.92
Granted                               18,000          28.28     522,850          25.93
Expired/terminated                   (13,759)         27.07     (70,755)         21.67
Exercised                           (126,654)         18.20    (100,300)         15.40
                                   ---------      ---------   ---------      ---------
Outstanding - end of quarter       3,334,806      $   19.47   3,853,847      $   19.03
                                   =========      =========   =========      =========


There were 2,078,005 and 1,651,229 options exercisable at April 30, 2005 and May 1, 2004, respectively.

The following table summarizes information about stock options outstanding as of April 30, 2005:

                                            Weighted
                                            Average           Weighted                            Weighted
                                           Remaining          Average                             Average
  Range of              Number            Contractual         Exercise           Number           Exercise
Exercise Prices       Outstanding             Life             Price           Exercisable         Price
$   6.250 $ 6.333        231,450               0.75 years     $   6.33            231,450         $   6.33
    8.670   9.292        314,513               1.77               9.26            314,513             9.26
   11.750  17.010        616,281               6.50              16.48            611,781            16.48
   17.188  23.950      1,348,116               4.87              20.90            679,865            21.35
   25.750  34.083        824,446               5.66              26.94            240,396            28.33
                       ---------               ----           --------          ---------         --------
                       3,334,806               5.04 years     $  19.47          2,078,005         $  17.22
                       =========               ====           ========          =========         ========



3. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 328 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of April 30, 2005, and 321 stores in 38 states as of May 1, 2004. During the first quarter of fiscal 2005, the Company opened two new stores, substantially renovated two stores and closed one store. During the first quarter of fiscal 2004, the Company opened five new stores and substantially renovated four stores.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2005 AND MAY 1, 2004
                                   (Unaudited)

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:


                                  Percentage of Net Sales
                                   Thirteen Weeks Ended
Merchandise Group             April 30, 2005      May 1, 2004
                              --------------------------------
Denims                          41.7%                35.9%
Tops (including sweaters)       30.1                 30.8
Accessories                      9.3                 11.0
Footwear                         8.6                  9.1
Sportswear/Fashions              5.8                  9.5
Casual bottoms                   3.1                  3.1
Outerwear                        1.4                  0.5
Other                             -                   0.1
                               -----                -----
                               100.0%               100.0%
                               =====                =====



3. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 67,306 and 84,090 shares of common stock for the periods ended April 30, 2005 and May 1, 2004, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.



                            Thirteen Weeks Ended             Thirteen Weeks Ended
                                April 30, 2005                     May 1, 2004
                       -------------------------------  -------------------------------
                                             Per Share                         Per Share
                       Income     Shares       Amount    Income    Shares        Amount
                       -------------------------------  -------------------------------
Basic EPS
  Net income           $8,621     20,665     $   0.42   $5,888     21,370     $   0.28
Effect of Dilutive
  Securities
    Stock options           -        843        (0.02)       -        805        (0.01)
                       ------     ------     --------   ------     ------     --------

Diluted EPS            $8,621     21,508     $   0.40   $5,888     22,175     $   0.27
                       ======     ======     ========   ======     ======     ========



5. Related Party Transactions - On March 24, 2005, the Company entered into an agreement with Daniel J. Hirschfeld, founder and Chairman, to purchase a total of 3,000,000 shares of the Company's outstanding stock from Mr. Hirschfeld. The shares represent approximately 13.8% of the Company's total outstanding Common Stock. The shares were purchased for $28.00 per share, or a total purchase price of $84 million. The Company retired the purchased shares, reducing the total shares outstanding and reducing Mr. Hirschfeld's ownership percentage to approximately 53%.

     The stock repurchase transaction was negotiated by a Special Committee of The Buckle, Inc.'s Board of Directors. The Special Committee was comprised of all of the Company's independent Directors, and therefore the transaction was approved by the independent Directors on the Company's Board. In connection with this transaction, the Special Committee received a written fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an international investment bank.

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

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented. Stores which have been remodeled, expanded and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Management considers comparable store sales to be an important indicator of current company performance, helping provide positive operating leverage for certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net earnings. Beginning with the four-week period ended May 1, 2004, the Company changed its method of reporting comparable store sales to exclude internet sales. Comparable store sales reported for all periods subsequent to that date reflect the impact of this change and for all prior periods the impact was immaterial.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended April 30, 2005, and May 1, 2004:


                                                           PERCENTAGE OF NET SALES
                                                             THIRTEEN WEEKS ENDED
                                                       -----------------------------              PERCENTAGE
                                                       APRIL 30, 2005    MAY 1, 2004         INCREASE/(DECREASE)
                                                       -----------------------------         -------------------
Net sales                                                100.0%           100.0%                  11.4%
Cost of sales (including buying,
  distribution and occupancy costs)                       64.7%            67.6%                   6.5%
                                                       -----------------------------              -----
Gross profit                                              35.3%            32.4%                  21.5%
Selling expenses                                          19.8%            19.4%                  14.0%
General and administrative expenses                        3.9%             4.1%                   5.9%
                                                       -----------------------------              -----
Income from operations                                    11.6%             8.9%                  45.1%
Other income, net                                          1.4%             1.0%                  61.3%
                                                       -----------------------------              -----
Income before income taxes                                13.0%             9.9%                  46.6%
Provision for income taxes                                 4.8%             3.7%                  47.1%
                                                       -----------------------------              -----
Net income                                                 8.2%             6.2%                  46.4%
                                                       -----------------------------              -----

                                THE BUCKLE, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINNANCIAL CONDITION AND RESULTS OF OPERATIONS


Net sales increased from $94.8 million in the first quarter of fiscal 2004 to $105.5 million in the first quarter of fiscal 2005, an 11.4% increase. Comparable store sales increased from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 by $5.9 million or 6.4%. The comparable store sales increase resulted primarily from a 5.0% increase in the average retail price per piece of merchandise sold during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 and from an increase in the number of transactions during the period. Additionally, sales growth of 5.0% for the thirteen week period was attributable to the inclusion of a full three months of operating results for the 13 stores opened in 2004 and the opening of two new stores during the first thirteen weeks of fiscal 2005. Average sales per square foot increased 8.0% from $59.47 to $64.23.

The Company's increase in the average price per piece of merchandise sold (as stated above) during the first quarter of fiscal 2005 was primarily attributable to a shift in the mix of merchandise sold during the period, a 4.0% increase in average denim price points, a 12.7% increase in average outerwear price points, a 0.7% increase in average knit shirt price points and a 1.6% increase in average footwear price points. These changes were partially offset by a 5.9% decrease in average woven shirt price points, a 3.8% decrease in average active sportswear price points and a 4.3% decrease in average casual bottom price points. These changes are primarily a reflection of merchandise shifts in terms of brands, product styles, fabrics, details and finishes.

Gross profit after buying, occupancy, and distribution expenses increased $6.6 million in the first quarter of fiscal 2005 to $37.2 million, a 21.5% increase. As a percentage of net sales, gross profit increased from 32.4% in the first quarter of fiscal 2004 to 35.3% in the first quarter of fiscal 2005. This increase was primarily attributable to a 1.2% improvement in actual merchandise margins achieved through timely sell-through on new products and an increase in sales of private label merchandise, which achieves higher margins, and to leveraged occupancy expense (1.5%). Additional improvements, as a percentage of net sales, came from reduced distribution expense (0.1%) and buying expense (0.1%) due to comparable store sales leverage.

Selling expenses increased from $18.3 million for the first quarter of fiscal 2004 to $20.9 million for the first quarter of fiscal 2005, a 14.0% increase. As a percentage of net sales, selling expenses increased from 19.4% in the first quarter of fiscal 2004 to 19.8% in the first quarter of fiscal 2005. The increase was primarily attributable to increases, as a percentage of net sales, in the incentive bonus accrual based on growth in comparable store sales, gross margins and net income (0.1%), internet advertising (0.1%), bankcard fees (0.1%), store salaries (0.1%), payroll taxes (0.1%) and selling supplies (0.1%). These increases were partially offset by decreases, as a percentage of net sales, in certain other selling expenses.

General and administrative expenses increased from $3.9 million in the first quarter of fiscal 2004 to $4.1 million in the first quarter of fiscal 2005, a 5.9% increase. As a percentage of net sales, general and administrative expenses decreased from 4.1% in the first quarter of fiscal 2004 to 3.9% in the first quarter of fiscal 2005. The decrease in general and administrative expense, as a percentage of net sales, resulted primarily from a reduction in the amount of expense recognized during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 related to restricted stock compensation (0.6%) and from reductions in losses on the disposal of assets (0.1%), personal property taxes (0.1%), corporate aircraft expenses (0.1%) and certain other general supplies expense (0.1%). These decreases were partially offset by increases, as a percentage of net sales, in professional fees related to the Company's stock buyback from its founder and Sarbanes Oxley compliance (0.6%) and the incentive bonus accrual based on growth in comparable store sales, gross margins and net income (0.1%).

As a result of the above changes, the Company's income from operations increased to $12.2 million for the first quarter of fiscal 2005 compared to $8.4 million for the first quarter of fiscal 2004, a 45.1% increase. Income from operations was 11.6% of net sales for the first quarter of fiscal 2005 compared to 8.9% for the first quarter of fiscal 2004.

For the quarter ended April 30, 2005, other income increased 61.3% from the first quarter of fiscal 2004. The increase in other income during the quarter was attributable to an increase in interest income earned on the Company's cash and investments, as rates were higher than the prior year.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Income tax expense as a percentage of pre-tax income was 37.1% in the first quarter of fiscal 2005 compared to 37.0% in the first quarter of fiscal 2004, bringing net income to $8.6 million in the first quarter of fiscal 2005 compared to $5.9 million in the first quarter of fiscal 2004.

Liquidity and Capital Resources

As of April 30, 2005, the Company had working capital of $153.4 million, including $86.3 million of cash and cash equivalents, and short-term investments of $28.0 million. The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first quarter of fiscal 2005, the Company's operating activities provided $4.3 million in net cash flow compared to the first quarter of fiscal 2004, when the Company's operating activities used $1.6 million in net cash flow.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first three months of fiscal 2005 compared to the first three months of fiscal 2004 were primarily due to growth in net income, a reduced build-up of inventory, greater maturities in investments and additional purchases of property and equipment. During the first quarter of fiscal 2005, the Company completed a repurchase of 3 million shares of common stock, resulting in a cash payout of $84 million.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2005 or 2004.

During the first quarter of fiscal 2005 and 2004, the Company invested $4.6 million and $5.7 million, respectively, in new store construction, store renovation and store technology upgrades. The Company also spent approximately $2.5 million in the first quarter of fiscal 2005 in capital expenditures related to the expansion of its corporate headquarters and distribution center.

During the remainder of fiscal 2005, the Company anticipates completing approximately 20 additional store construction projects, including approximately thirteen new stores and approximately seven stores to be remodeled and/or relocated. As of April 30, 2005, two additional lease contracts have been signed, and additional leases are in various stages of negotiation.

Management now estimates that total capital expenditures during fiscal 2005 will be approximately $23.4 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of April 30, 2005, had total cash and investments of $156.6 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company's plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years' average. Based upon past results and current plans, management does not anticipate any material changes in the Company's need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

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

     The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $276,500 at April 30, 2005 and January 29, 2005.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability for markdown reserves and/or obsolescence was $4.7 million and $5.0 million as of April 30, 2005 and January 29, 2005, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

The following tables identify the material obligations and commitments as of April 30, 2005:


---------------------------------------------------------------------------------------------------
                                                       Payments Due by Period
---------------------------------------------------------------------------------------------------

  Contractual obligations           Total      Less than    1-3 years    4-5 years   After 5 years
     (dollar amounts in                         1 year
         thousands)
---------------------------------------------------------------------------------------------------
Long term debt and
  purchase obligations            $     _      $            $      -     $      -     $      -
---------------------------------------------------------------------------------------------------
Deferred compensation             $  2,164     $                   -     $      -     $  2,164
---------------------------------------------------------------------------------------------------
Operating leases                  $185,726     $ 31,866     $ 56,261     $ 47,684     $ 49,915
---------------------------------------------------------------------------------------------------
Total contractual obligations     $187,890     $ 31,866     $ 56,261     $ 47,684     $ 52,079
---------------------------------------------------------------------------------------------------


                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------
                                               Amount of Commitment Expiration Per Period
-------------------------------------------------------------------------------------------------------------
      Other Commercial            Total Amounts     Less than     1-3 years       4-5 years    After 5 years
Commitments (dollar amounts         Committed        1 year
       in thousands)
-------------------------------------------------------------------------------------------------------------
Lines of credit                      $17,500         $17,500      $   -            $  -             $ -
-------------------------------------------------------------------------------------------------------------
Total commercial commitments         $17,500         $17,500      $   -            $  -             $ -
-------------------------------------------------------------------------------------------------------------

The Company did not have any contingent liability for landlord allowances as of April 30, 2005. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2004 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

Seasonality and Inflation

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2002, 2003, and 2004, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended April 30, 2005, and May 1, 2004.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the Company's reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

In connection with the preparation of the Company's Annual Report on Form 10-K as of January 29, 2005, the Company's management assessed the effectiveness of the Company's internal control over financial reporting. In performing this assessment, management reviewed the Company's lease accounting policies in light of a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing views regarding lease-related accounting issues and their application under GAAP. The Company determined that its historical accounting for rent holidays, tenant allowances and certain other lease accounting policies, when reviewed against the guidance as set forth in the SEC letter, were not in accordance with GAAP. As a result, the Company changed its accounting policies and procedures to conform to GAAP as set forth in the SEC letter. Management concluded that it had a material weakness in the effectiveness of internal controls over the selection and monitoring of the policies used in accounting for leases and tenant allowances as of January 29, 2005. During the fiscal quarter ended April 30, 2005 and prior to filing the Company's Annual Report on Form 10-K for fiscal 2004, the Company corrected its accounting for leases and tenant allowances and restated its financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002, thus remediating that material weakness.

Other than the changes to the Company's lease accounting policies and procedures, there were no significant changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings:                                           None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

         The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:



                                                                                        Approximate
                                                            Total Number of             Dollar Value of
                                Total                       Shares Purchased            Shares that May
                                Number         Average      as Part of                  Yet Be Purchased
                                of Shares      Price Paid   Publicly                    Under Publicly
                                Purchased      Per Share    Announced Plans             Announced Plans
January 30, to Feb.26, 2005           -0-                                                  $ 485,550
Feb. 27, to April 2, 2005       3,000,000       28.00           3,000,000                    485,550
April 3, to April 30, 2005            -0-                             -0-                    485,550
                                -----------------------------------------
                                3,000,000      $28.00           3,000,000
                                =========================================




     The shares purchased during the quarter ended April 30, 2005 were pursuant to an agreement entered into with founder and chairman, Daniel J. Hirschfeld, on March 24, 2005 and announced on March 25, 2005 to purchase 3,000,000 shares. Subsequent to April 30, 2005, the Company has not repurchased any shares of its common stock. The shares yet to be purchased are remaining from a 500,000 share repurchase plan, announced by the Company on December 27, 2000.

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



                                             THE BUCKLE, INC.


Dated: June 8, 2005                          /s/   DENNIS H. NELSON
       ------------                          -----------------------------------
                                             DENNIS H. NELSON, President and CEO



Dated: June 8, 2005                          /s/   KAREN B. RHOADS
       ------------                          -----------------------------------
                                             KAREN B. RHOADS, Vice President
                                             of Finance and CFO