Form 10-Q
period 2005-07-30
BUCKLE INC
filed 2005-09-07
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended JULY 30, 2005

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

       Registrant's telephone number, including area code: (308) 236-8491
_________________________________________________________________________
(Former name, former address and former fiscal year if changed since last report)

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

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares issued of the Registrant's Common Stock, outstanding as of August 26, 2005 was 19,541,065 shares of Common Stock.

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

THE BUCKLE, INC.

BALANCE SHEETS
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              JULY 30,     JANUARY 29,
                                                                                2005          2005
                                                                              ---------    -----------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $  82,359    $   173,897
  Investments                                                                    27,506         25,523
  Accounts receivable, net of allowance of $69 and $113, respectively             2,000          1,887
  Inventory                                                                     100,867         68,330
  Prepaid expenses and other assets                                               6,548          5,693
                                                                              ---------    -----------
           Total current assets                                                 219,280        275,330
                                                                              ---------    -----------

PROPERTY AND EQUIPMENT:                                                         191,176        179,056
  Less accumulated depreciation and amortization                               (101,937)       (95,514)
                                                                              ---------    -----------
                                                                                 89,239         83,542
                                                                              ---------    -----------

LONG-TERM INVESTMENTS                                                            39,690         44,032
OTHER ASSETS                                                                      2,639          2,639
                                                                              ---------    -----------

                                                                              $ 350,848    $   405,543
                                                                              =========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $  32,397    $    12,665
  Accrued employee compensation                                                  10,180         18,467
  Accrued store operating expenses                                                4,148          4,236
  Gift certificates redeemable                                                    3,168          4,654
  Income taxes payable                                                            1,640          5,714
                                                                              ---------    -----------
           Total current liabilities                                             51,533         45,736

DEFERRED COMPENSATION                                                             2,323          1,799
DEFERRED RENT LIABILITY                                                          25,668         25,080
                                                                              ---------    -----------
           Total liabilities                                                     79,524         72,615
                                                                              ---------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, authorized 100,000,000 shares of $.01 par value; issued and
    outstanding; 19,527,368 and 21,685,008 shares, respectively                     195            217
  Additional paid-in capital                                                     40,592         26,857
  Retained earnings                                                             232,869        305,854
  Unearned compensation - restricted stock                                       (2,332)             -
                                                                              ---------    -----------
           Total stockholders' equity                                           271,324        332,928
                                                                              ---------    -----------

                                                                              $ 350,848    $   405,543
                                                                              =========    ===========

See notes to financial statements.

                                THE BUCKLE, INC.
                              STATEMENTS OF INCOME
             (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                       THIRTEEN WEEKS ENDED  TWENTY-SIX WEEKS ENDED
                                       --------------------  ----------------------
                                       JULY 30,    JULY 31,  JULY 30,      JULY 31,
                                         2005        2004      2005          2004
                                       --------    --------  --------      --------
SALES, net of returns and allowances   $104,130    $ 96,848  $209,677      $191,622

COST OF SALES (including buying,
  distribution and occupancy costs)      67,883      67,054   136,181       131,166
                                       --------    --------  --------      --------

      Gross profit                       36,247      29,794    73,496        60,456
                                       --------    --------  --------      --------

OPERATING EXPENSES:
Selling                                  21,721      18,399    42,614        36,733
General and administrative                3,850       3,853     7,978         7,750
                                       --------    --------  --------      --------
                                         25,571      22,252    50,592        44,483
                                       --------    --------  --------      --------

      Income from operations             10,676       7,542    22,904        15,973

OTHER INCOME, Net                         1,256         825     2,737         1,743
                                       --------    --------  --------      --------

      Income before income taxes         11,932       8,367    25,641        17,716

PROVISION FOR INCOME TAXES                4,379       3,050     9,467         6,511
                                       --------    --------  --------      --------

NET INCOME                             $  7,553    $  5,317  $ 16,174      $ 11,205
                                       ========    ========  ========      ========

Per share amounts:

   Basic income per share              $   0.39    $   0.25  $   0.81      $   0.52
                                       ========    ========  ========      ========

   Diluted income per share            $   0.38    $   0.24  $   0.78      $   0.50
                                       ========    ========  ========      ========

   Basic weighted average shares         19,145      21,406    19,905        21,388
   Diluted weighted average shares       20,100      22,225    20,804        22,200

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(DOLLAR AMOUNTS IN THOUSANDS)

                                                              ADDITIONAL
                                                 COMMON        PAID-IN       RETAINED      UNEARNED
                                                  STOCK        CAPITAL       EARNINGS    COMPENSATION      TOTAL
                                                ----------    ----------    ----------   ------------   ----------
                 FISCAL 2005

BALANCE, January 29, 2005                       $      217    $   26,857    $  305,854   $         -       332,928

  Net income                                             -             -        16,174             -        16,174
  Dividends paid on common stock,
    ($0.12 per share)                                    -             -        (2,264)            -        (2,264)
    ($0.15 per share)                                                           (2,925)            -        (2,925)

  Common stock (764,860 shares)
    issued on exercise of stock options                  7        10,985             -             -        10,992
  Issuance of restricted stock                           1         2,750             -        (2,751)            -
  Amortization of restricted stock grant                 -             -             -           419           419
  Common stock (3,000,000 shares)
    purchased and retired                              (30)            -       (83,970)            -       (84,000)
                                                ----------    ----------    ----------    ----------    ----------

BALANCE, July 30, 2005                          $      195    $   40,592    $  232,869    $   (2,332)   $  271,324
                                                ==========    ==========    ==========    ==========    ==========

                 FISCAL 2004

BALANCE, January 31, 2004                       $      215    $   24,245    $  272,125    $   (2,740)      293,845

  Net income                                             -             -        11,205             -        11,205
  Dividends paid on common stock,
    ($0.10 per share)                                    -             -        (4,312)            -        (4,312)
  Common stock (123,990 shares)
    issued on exercise of stock options                  1         1,967             -             -         1,968
  Amortization of restricted stock grant                 -             -             -         1,370         1,370
  Forfeiture of restricted stock (757 shares)                        (16)                                      (16)
  Common stock (45,700 shares)
    purchased and retired                                -        (1,196)            -             -        (1,196)
                                                ----------    ----------    ----------    ----------    ----------

BALANCE, July 31, 2004                          $      216    $   25,000    $  279,018    $   (1,370)   $  302,864
                                                ==========    ==========    ==========    ==========    ==========

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)

                                                                  TWENTY-SIX WEEKS ENDED
                                                                 ------------------------
                                                                  JULY 30,       JULY 31,
                                                                    2005          2004
                                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $   16,174    $   11,205
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation                                                    8,115         7,828
      Amortization of unearned compensation - restricted stock          419         1,370
      Deferred taxes                                                      -           (38)
      (Gain) loss on disposal of assets                                (117)          296
      Changes in operating assets and liabilities:
        Accounts receivable                                            (113)        2,118
        Inventory                                                   (32,537)      (39,841)
        Prepaid expenses                                               (855)        4,219
        Accounts payable                                             19,732        17,714
        Accrued employee compensation                                (8,287)       (5,152)
        Accrued store operating expenses                                (88)        1,005
        Gift certificates redeemable                                 (1,486)       (1,096)
        Long-term liabilities and deferred compensation               1,112           324
        Income taxes payable                                         (4,074)          313
                                                                 ----------    ----------

           Net cash flows from operating activities                  (2,005)          265
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (13,877)       (9,166)
  Proceeds from sale of property and equipment                          182             -
  Change in other assets                                                  -           137
  Purchase of investments                                            (9,586)       (8,206)
  Proceeds from sales and maturities of investments                  11,945        10,717
                                                                 ----------    ----------

           Net cash flows from investing activities                 (11,336)       (6,518)
                                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                        10,992         1,951
  Purchases of common stock                                         (84,000)       (1,195)
  Payment of dividends                                               (5,189)       (4,314)
                                                                 ----------    ----------

           Net cash flows from financing activities                 (78,197)       (3,558)
                                                                 ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (91,538)       (9,811)

CASH AND CASH EQUIVALENTS, Beginning of period                      173,897       119,976
                                                                 ----------    ----------

CASH AND CASH EQUIVALENTS, End of period                         $   82,359    $  110,165
                                                                 ==========    ==========

See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
                                   (Unaudited)

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

2. Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees and directors, as described more fully in the notes included in the Company's 2004 Annual Report. A total of 3,225,000 shares of common stock are authorized for grants under such plans as of July 30, 2005; of these authorized shares, 321,032 shares were available for grant under the various plans, of which 195,350 were available to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income for the thirteen and twenty-six week periods ended July 30, 2005 relates to the issuance of 77,500 shares of restricted stock on February 22, 2005. The stock-based compensation expense reflected in net income for the thirteen and twenty-six week periods ended July 31, 2004 is the result of the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect of the restricted stock expense on net income and the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
                                   (Unaudited)

                                                         Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                     ---------------------------  ----------------------------
                                                     July 30,2005  July 31, 2004  July 30,2005   July 31, 2004
                                                     ------------  -------------  ------------   -------------
Net income, as reported                              $      7,553  $       5,317  $     16,174   $      11,205
Add:  Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                                 262            171           366             856
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                 (677)          (872)       (1,327)         (2,258)
                                                     ------------  -------------  ------------   -------------

Pro forma net income                                 $      7,138  $       4,616  $     15,213   $       9,803
                                                     ============  =============  ============   =============

Earnings per share:
  Basic - as reported                                $       0.39  $        0.25  $       0.81   $        0.52
                                                     ============  =============  ============   =============

  Basic - pro forma                                  $       0.37  $        0.22  $       0.76   $        0.46
                                                     ============  =============  ============   =============

  Diluted - as reported                              $       0.38  $        0.24  $       0.78   $        0.50
                                                     ============  =============  ============   =============

  Diluted - pro forma                                $       0.36  $        0.21  $       0.73   $        0.44
                                                     ============  =============  ============   =============

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
                                   (Unaudited)

The weighted average fair value of options granted during the thirteen and twenty six week periods ended July 30, 2005 and July 31, 2004, respectively, under the SFAS No. 123 methodology was $16.40 and $14.93 per option, respectively. The fair value of options granted under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                            2005          2004
Risk-free interest rate  4.00 %        4.00 %
Dividend yield           1.50 %        1.50 %
Expected volatility      65.0 %        65.0 %
Expected life (years)     7.0 years     7.0 years

A summary of the Company's stock-based compensation activity related to stock options for the fiscal quarters ended July 30, 2005 and July 31, 2004 is as follows:

                                           2005                              2004
                               -----------------------------    -----------------------------
                                                  Weighted                        Weighted
                                                   Average                         Average
                                                  Exercise                        Exercise
                                   Number           Price           Number          Price
                               -------------   -------------    -------------   -------------
Outstanding - beginning
  of fiscal quarter                3,334,806   $       19.47        3,853,847   $       19.03
Granted                                    0            n/a               300           26.96
Expired/terminated                    (7,212)          26.04          (13,228)          25.48
Exercised                           (638,206)          13.61          (23,690)          17.86
                               -------------   -------------    -------------   -------------

Outstanding - end of quarter       2,689,388   $       20.84        3,817,229   $       19.01
                               =============   =============    =============   =============

There were 2,090,552 and 1,621,929 options exercisable at July 30, 2005 and July 31, 2004, respectively.

The following table summarizes information about stock options outstanding as of July 30, 2005:

                       Options Outstanding                           Options Exercisable
-----------------------------------------------------------------   ---------------------
                                     Weighted
                                      Average         Weighted                   Weighted
                                     Remaining         Average                    Average
      Range of          Number      Contractual       Exercise         Number    Exercise
  Exercise Prices    Outstanding       Life            Price        Exercisable   Price
$ 6.250     $ 6.333      113,250       0.51 years   $       6.33        113,250  $   6.33
  8.670       9.292       77,863       1.52                 9.23         77,863      9.23
 11.750      17.010      493,600       6.16                16.47        489,100     16.46
 17.188      23.950    1,231,121       4.50                20.91      1,215,705     20.95
 25.750      34.083      773,554       6.41                26.80        194,634     28.11
                     -----------   --------         ------------    -----------  --------
                       2,689,388       5.10 years   $      20.84      2,090,552  $  19.34
                     ===========   ========         ============    ===========  ========


3. Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates their business as one reportable industry segment. The Company had 333 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of July 30, 2005, and 324 stores in 38 states as of July 31, 2004. During the second quarter of fiscal 2005, the Company opened five new stores and substantially renovated three stores. During the second quarter of fiscal 2004, the Company opened three new stores and substantially renovated two stores.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
                                   (Unaudited)

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                Thirteen Weeks Ended         Twenty-six Weeks Ended
Merchandise Group           July 30, 2005  July 31, 2004  July 30, 2005  July 31, 2004
                            -------------  -------------  -------------  -------------
Denims                          38.3%          35.5%          40.0%          35.7%
Tops (including sweaters)       31.1           33.9           30.6           32.4
Accessories                     10.1           11.8            9.7           11.4
Footwear                         9.1            7.6            8.9            8.4
Sportswear/Fashions              8.0            9.2            6.8            9.4
Casual bottoms                   2.2            1.6            2.7            2.3
Outerwear                        1.1            0.3            1.2            0.4
Other                            0.1            0.1            0.1            0.0
                               -----          -----          -----          -----

                               100.0%         100.0%         100.0%         100.0%
                               =====          =====          =====          =====

4. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 81,540 shares of common stock for the period ended July 31, 2004, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

                            Thirteen Weeks Ended                Thirteen Weeks Ended
                               July 30, 2005                        July 31, 2004
                     ---------------------------------    ---------------------------------
                                             Per Share                            Per Share
                       Income     Shares       Amount      Income       Shares      Amount
                     ---------   ---------   ---------    ---------   ---------   ---------
Basic EPS
  Net income         $   7,553      19,145   $    0.39    $   5,317      21,406   $    0.25

Effect of Dilutive
  Securities
    Stock options            -         955       (0.01)           -         819       (0.01)
                     ---------   ---------   ---------    ---------   ---------   ---------

Diluted EPS          $   7,553      20,100   $    0.38    $   5,317      22,225   $    0.24
                     =========   =========   =========    =========   =========   =========

                          Twenty-six Weeks Ended                 Twenty-six Weeks Ended
                               July 30, 2005                         July 31, 2004
                     ---------------------------------    ---------------------------------
                                             Per Share                            Per Share
                       Income     Shares       Amount      Income       Shares      Amount
                     ---------   ---------   ---------    ---------   ---------   ---------

Basic EPS
  Net income         $  16,174      19,905   $    0.81    $  11,205      21,388   $    0.52

Effect of Dilutive
  Securities
    Stock options            -         899       (0.03)           -         812       (0.02)
                     ---------   ---------   ---------    ---------   ---------   ---------

Diluted EPS          $  16,174      20,804   $    0.78    $  11,205      22,200   $    0.50
                     =========   =========   =========    =========   =========   =========

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
       THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2005 AND JULY 31, 2004
                                   (Unaudited)

5. Related Party Transactions - On March 24, 2005, the Company entered into an agreement with Daniel J. Hirschfeld, founder and Chairman, to purchase a total of 3,000,000 shares of the Company's outstanding stock from Mr. Hirschfeld. The shares represented approximately 13.8% of the Company's total shares of Common Stock then outstanding. The shares were purchased for $28.00 per share, or a total purchase price of $84 million. The Company retired the purchased shares, reducing the total shares outstanding and reducing Mr. Hirschfeld's ownership percentage to approximately 53%.

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

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended July 30, 2005, and July 31, 2004:

                                              PERCENTAGE OF NET SALES                   PERCENTAGE OF NET SALES
                                                THIRTEEN WEEKS ENDED      PERCENTAGE    TWENTY-SIX WEEKS ENDED      PERCENTAGE
                                          -----------------------------    INCREASE/  ----------------------------   INCREASE/
                                          JULY 30, 2005   JULY 31, 2004   (DECREASE)  JULY 30, 2005  JULY 31, 2004  (DECREASE)
                                          -------------   -------------   ----------  -------------  -------------  ----------
Net sales                                     100.0%         100.0%           7.5        100.0%         100.0%         9.4%
Cost of sales (including buying,
  distribution and occupancy costs)            65.2%          69.2%           1.2         65.0%          68.5%         3.8%
                                              -----          -----           ----        -----          -----         ----
Gross profit                                   34.8%          30.8%          21.7         35.0%          31.5%        21.6%
Selling expenses                               20.8%          19.0%          18.1         20.3%          19.2%        16.0%
General and administrative expenses             3.7%           4.0%          -0.1%         3.8%           4.0%         2.9%
                                              -----          -----           ----        -----          -----         ----
Income from operations                         10.3%           7.8%          41.5         10.9%           8.3%        43.4%
Other income, net                               1.2%           0.9%          52.2          1.3%           0.9%        57.0%
                                              -----          -----           ----        -----          -----         ----
Income before income taxes                     11.5%           8.7%          42.6         12.2%           9.2%        44.7%
Provision for income taxes                      4.2%           3.2%          43.6          4.5%           3.4%        45.4%
                                              -----          -----           ----        -----          -----         ----
Net income                                      7.3%           5.5%          42.0          7.7%           5.8%        44.3%
                                              -----          -----           ----        -----          -----         ----

Net sales increased from $96.8 million in the second quarter of fiscal 2004 to $104.1 million in the second quarter of fiscal 2005, a 7.5% increase. Comparable store sales increased from the second quarter of fiscal 2004 to the second quarter of fiscal 2005 by $2.7 million or 2.9%. The comparable store sales increase resulted primarily from a 5.3% increase in the average retail price per piece of merchandise sold during the second quarter of fiscal 2005 compared with the second quarter of fiscal 2004 and a 1.0% increase in the average units per transaction during the period, partially offset by a decrease in the number of transactions. Sales growth for the thirteen week period was also attributable to the inclusion of a full three months of operating results for three stores opened after the first quarter of 2004 and seven new stores opened during the first two quarters of fiscal 2005.

Net sales increased from $191.6 million in the first six months of fiscal 2004 to $209.7 million for the first six months of fiscal 2005, a 9.4% increase. Comparable store sales for the twenty-six week period ended July 30, 2005 compared to the twenty-six week period ended July 31, 2004 increased $8.6 million or 4.6%. The comparable store sales increase resulted primarily from a 5.2% increase in the average retail price per piece of merchandise sold during the twenty-six week period compared with the same period in the prior year, partially offset by a decrease in the number of transactions during the period. Sales growth for the twenty-six week period was also attributable to the inclusion of a full six months of operating results for 13 stores opened during fiscal 2004 and 7 new stores opened during the first twenty-six weeks of fiscal 2005. Average sales per square foot increased 5.6% from $120 for the six months ended July 31, 2004, to $127 for the six months ended July 30, 2005.

The Company's increase in average price per piece of merchandise sold (as stated above) during the second quarter was primarily attributable to a shift in the mix of merchandise sold during the period, a 4.2% increase in average denim price points, a 6.6% increase in average knit shirt price points, a 4.5% increase in average woven shirt price points and a 14.8% increase in average sweater price points. The effect of these increases was partially offset by a 7.0% decrease in average accessories price points, a 6.0% percent decrease in average active sportswear price points and a 4.8% decrease in average footwear price points. For the first six months of fiscal 2005, the increase was primarily attributable to a shift in the mix of merchandise sold during the period, a 4.1% increase in average denim price points, a 3.9% increase in average knit shirt price points and a 12.8% increase in average sweater price points; partially offset by a 4.1% decrease in average accessories price points, a 5.4% decrease in average active sportswear price points and a 1.7% decrease in average footwear price points. These changes for both the thirteen and twenty-six week periods ended July 30, 2005, are a reflection of merchandise shifts in terms of brands, product styles, fabrics, details and finishes.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Gross profit after buying, occupancy and distribution expenses increased $6.5 million in the second quarter of fiscal 2005 to $36.2 million, a 21.7% increase. As a percentage of net sales, gross profit was 34.8% in the second quarter of fiscal 2005 versus 30.8% in the second quarter of fiscal 2004. The increase in gross profit, as a percentage of net sales, resulted primarily from a 3.7% improvement in actual merchandise margins achieved through timely sell-through on new products, reduced markdowns and an increase in the sale of private label merchandise, which achieves higher margins. The Company also had reductions in second quarter expense, as a percentage of net sales, related to leveraged occupancy costs (0.5%) and reduced buying costs (0.1%). These reductions were, however, partially offset by an increase in the incentive bonus accrual based on growth in comparable store sales, gross margin and net income (0.2%) and increases in certain distribution expenses (0.1%).

Gross profit increased $13.0 million for the first twenty-six weeks of fiscal 2005 to $73.5 million, a 21.6% increase. As a percentage of net sales, gross profit for the first six months of fiscal 2005 increased to 35.0% versus 31.5% for the same period in fiscal 2004. The increase in gross profit, as a percentage of net sales, resulted primarily from a 2.5% improvement in actual merchandise margins achieved through timely sell-through on new products, reduced markdowns and an increase in the sale of private label merchandise, which achieves higher margins. The Company also had reductions in second quarter expense, as a percentage of net sales, related to leveraged occupancy costs (1.0%) and reduced buying costs (0.1%). These reductions were, however, partially offset by an increase in the incentive bonus accrual based on growth in comparable store sales, gross margin and net income (0.1%).

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling expense increased from $18.4 million in the second quarter of fiscal 2004 to $21.7 million for the second quarter of fiscal 2005, an 18.1% increase. Selling expenses, as a percentage of net sales, increased from 19.0% for the second quarter of fiscal 2004 to 20.8% for the second quarter of fiscal 2005. The increase in selling expense, as a percentage of net sales, resulted primarily from increases in the incentive bonus accrual (1.0%), payroll taxes (0.3%), internet expenses (0.2%), store salaries (0.2%), insurance costs (0.2%) and bankcard fees (0.2%). These increases were partially offset by decreases, as a percentage of net sales, in advertising and certain other selling expenses.

Year-to-date, selling expense rose from $36.7 million in the first six months of fiscal 2004 to $42.6 million for the first six months of fiscal 2005, a 16.0% increase. As a percentage of net sales, selling expense for the period increased from 19.2% in fiscal 2004 to 20.3% in fiscal 2005. The increase in selling expense, as a percentage of net sales, resulted primarily from increases in the incentive bonus accrual (0.6%), payroll taxes (0.2%), internet expenses (0.2%), store salaries (0.1%), insurance costs (0.1%) and bankcard fees (0.1%). These increases were partially offset by decreases, as a percentage of net sales, in advertising and certain other selling expenses.

General and administrative expenses remained the same at $3.9 million for the second quarter of both fiscal 2004 and fiscal 2005. As a percentage of net sales, general and administrative expenses decreased from 4.0% for the second quarter of fiscal 2004 to 3.7% for the second quarter of fiscal 2005. The reduction in general and administrative expenses, as a percentage of net sales, was attributable to a reduction in the amount of restricted stock compensation recognized during the quarter (0.3%) and reduced expense related to gains/losses on the disposal of assets (0.4%). These reductions were partially offset by increases in the incentive bonus accrual (0.2%), home office payroll expense (0.1%), compensation expense related to unrealized gains in the Company's non-qualified deferred compensation plan (0.1%) and certain other general and administrative expenses.

Year-to-date, general and administrative expense rose from $7.8 million for the first six months of fiscal 2004 to $8.0 million for the first six months of fiscal 2005, a 2.9% increase. As a percentage of net sales, general and administrative expense for the period decreased from 4.0% in fiscal 2004 to 3.8% in fiscal 2005. The reduction in general and administrative expenses, as a percentage of net sales, was attributable to a reduction in the amount of restricted stock compensation recognized during the six month period (0.5%) and reduced expense related to gains/losses on the disposal of assets (0.3%). These reductions were partially offset by increases in the incentive bonus accrual (0.3%), professional fees related to the Company's stock buyback from its founder and Sarbanes Oxley compliance (0.3%) and home office payroll expense (0.1%).

As a result of the above changes, the Company's income from operations increased $3.2 million to $10.7 million for the second quarter of fiscal 2005 compared to $7.5 million for the second quarter of fiscal 2004, a 41.5% increase. Income from operations was 10.3% of net sales for the second quarter of fiscal 2005 compared to 7.8% of net sales for the second quarter of fiscal 2004. Income from operations, for the twenty-six week period ended July 30, 2005, was $22.9 million, a $6.9 million or 43.4% increase from the same twenty-six week period in fiscal 2004. Income from operations was 10.9% of net sales for the first six months of fiscal 2005 compared to 8.3% for the first six months of fiscal 2004.

For the quarter ended July 30, 2005, other income increased $0.4 million. For the six months ended July 30, 2005, other income increased $1.0 million. The increase in other income for both the three and six month periods in fiscal 2005 compared to the same periods in the prior year was primarily due to increased income earned on the Company's cash and investments resulting from higher interest rates.

Income tax expense, as a percentage of pre-tax income, was 36.7% in the second quarter of fiscal 2005 compared to 36.5% for the second quarter of fiscal 2004. For the first half of fiscal 2005, income tax expense was 36.9% of pre-tax income compared to 36.8% for the first half of fiscal 2004.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of July 30, 2005, the Company had working capital of $167.7 million, including $82.4 million of cash and cash equivalents and short-term investments of $27.5 million. The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. However, the first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first half of fiscal 2005 and 2004, the Company's cash flow (used) provided by operating activities was $(2.0) and $0.3 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first six months of fiscal 2005 compared to the first six months of fiscal 2004 were primarily due to growth in net income, a reduced build-up of inventory and additional purchases of property and equipment. During the first quarter of fiscal 2005, the Company completed a repurchase of 3 million shares of common stock, resulting in a cash payout of $84 million.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2005 or fiscal 2004.

During the first half of fiscal 2005 and 2004 the Company invested $8.9 million and $8.8 million, respectively, in new store construction, store renovation and upgrading store technology. The Company also spent approximately $5.0 million in the first half of fiscal 2005 in capital expenditures related to the expansion of its corporate headquarters and distribution center compared to $0.4 million spent in the first half of fiscal 2004.

During the remainder of fiscal 2005, the Company anticipates completing approximately eight additional store construction projects, including approximately five new stores and approximately three stores to be remodeled and/or relocated. As of July 30, 2005, eight additional lease contracts have been signed.

Management now estimates that total capital expenditures during fiscal 2005 will be approximately $23.4 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of July 30, 2005, had total cash and investments of $149.6 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company's plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years' average. Based upon past results and current plans, management does not anticipate any material changes in the Company's need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.'s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to merchandise returns, inventory, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company's certain critical accounting policies are listed below.

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

      The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $307,500 at July 30, 2005 and $267,500 at January 29, 2005.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability for markdown reserves and/or obsolescence was $4.8 million and $5.0 million as of July 30, 2005 and January 29, 2005, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate to us that our inventory valuation may be materially inaccurate at this time.

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

The following tables identify the material obligations and commitments as of July 30, 2005:

                                                 Payments Due by Period
                                ------------------------------------------------------------
    Contractual obligations
     (dollar amounts in                   Less than 1
         thousands)              Total       year      1-3 years    4-5 years   After 5 years
                                --------  -----------  ---------    ---------   -------------
Long term debt and purchase
 obligations                    $      -   $     -      $     -      $     -       $     -

Deferred compensation           $  2,322   $     -      $     -      $     -       $ 2,322

Operating leases                $207,863   $32,909      $60,376      $51,940       $62,638

Total contractual obligations   $210,185   $32,909      $60,376      $51,940       $64,960

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                         Amount of Commitment Expiration Per Period
                                                    -----------------------------------------------------
     Other Commercial
    Commitments (dollar               Total Amounts  Less than 1
   amounts in thousands)                Committed       year      1-3 years   4-5 years    After 5 years
----------------------------          -------------  -----------  ---------   ---------    -------------
Lines of credit                         $ 17,500      $ 17,500       $ -         $ -            $ -
Total commercial commitments            $ 17,500      $ 17,500       $ -         $ -            $ -

The Company did not have any contingent liability for landlord allowances as of July 30, 2005. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2004 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2002, 2003, and 2004, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended July 30, 2005, and July 31, 2004.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the Company's reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

Other than the changes to the Company's lease accounting policies and procedures, there were no significant changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                THE BUCKLE, INC.
                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings:                                  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds:

        The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:

                                                                                                      Approximate
                                                                            Total Number of          Dollar Value of
                                              Total                        Shares Purchased         Shares that May
                                             Number         Average           as Part of           Yet Be Purchased
                                            of Shares     Price Paid           Publicly             Under Publicly
                                            Purchased      Per Share        Announced Plans         Announced Plans
January 30, to Feb. 26, 2005                      -0-                                                  $ 485,550
Feb. 27, to April 2, 2005                   3,000,000        28.00            3,000,000                  485,550
April 3, to April 30, 2005                        -0-                               -0-                  485,550
                                            ---------       ------            ---------
                                            3,000,000       $28.00            3,000,000
                                            =========       ======            =========

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

         (a)  June 2, 2005, Annual Meeting

         (b)  Board of Directors:

                          Daniel J. Hirschfeld  Robert E. Campbell
                          Dennis H. Nelson      William D. Orr
                          Karen B. Rhoads       Ralph M. Tysdal
                          James E. Shada        Bruce L. Hoberman
                          Bill L. Fairfield     David A. Roehr

                                                                 NUMBER OF SHARES*
                                                         -----------------------------------
                                                             For         Against     Abstain    Del N-Vote
                                                         ----------      -------   ---------    ----------
(c)  1. Election of Board of Directors:
                 Daniel J. Hirschfeld                    16,159,640         0      2,141,349
                 Dennis H. Nelson                        16,392,290         0      1,908,699
                 Karen B. Rhoads                         16,321,687         0      1,979,302
                 James E. Shada                          16,159,240         0      2,141,749
                 Bill L. Fairfield                       17,690,947         0        610,042
                 Robert E. Campbell                      17,689,297         0        611,692
                 William D. Orr                          17,687,597         0        613,392
                 Ralph M. Tysdal                         17,687,897         0        613,092
                 Bruce L. Hoberman                       17,690,497         0        610,492
                 David A. Roehr                          17,689,747         0        611,242

                                                            NUMBER OF SHARES*
                                                   -----------------------------------
                                                       For         Against     Abstain    Del N-Vote
                                                   ----------     --------   ---------    ----------
2.      Appoint Deloitte & Touche LLP
        as independent auditors.                   17,760,363       538,860     1,766
3.      Approve Company's 2005
        Management Incentive Program               16,196,207       778,869     8,566     1,317,347
4.      Approve Company's 2005
        Restricted Stock Plan                      15,373,781     1,599,055    10,806     1,317,347
5.      Approve Awards Pursuant to
        Company's 2005 Restricted
        Stock Plan                                 16,341,205       631,671    10,766     1,317,347

* includes only shares represented in person or by proxy at the annual meeting

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

                                                                THE BUCKLE, INC.

Dated: September 7, 2005              /s/ DENNIS H. NELSON                     .
                                      ------------------------------------------
                                             DENNIS H. NELSON, President and CEO

Dated: September 7, 2005              /s/   KAREN B. RHOADS                    .
                                      ------------------------------------------
                                                 KAREN B. RHOADS, Vice President
                                                              of Finance and CFO