Form 10-Q
period 2005-10-29
BUCKLE INC
filed 2005-12-07
CIK 885245

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended OCTOBER 29, 2005

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

The number of shares issued of the Registrant's Common Stock, outstanding as of November 25, 2005 was 19,541,048 shares of Common Stock.

                                THE BUCKLE, INC.

                                    FORM 10-Q
                                      INDEX


                                                                         Pages
                    Part I. Financial Information (unaudited)

Item 1.    Financial Statements                                             3

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      18

Item 4.    Controls and Procedures                                         18


                         Part II. Other Information

Item 1.    Legal Proceedings                                               20

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.    Defaults Upon Senior Securities                                 20

Item 4.    Submission of Matters to a Vote of Security Holders             20

Item 5.    Other Information                                               20

Item 6.    Exhibits                                                        20

Signatures                                                                 21

THE BUCKLE, INC.

BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
--------------------------------------------------------------------------------

                                                                                   OCTOBER 29,       JANUARY 29,
ASSETS                                                                                2005              2005
                                                                                   ---------         ---------
                                                                                           (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                        $  90,788         $ 173,897
  Investments                                                                         27,224            25,523
  Accounts receivable, net of allowance of $61 and $113, respectively                  3,262             1,887
  Inventory                                                                          101,336            68,330
  Prepaid expenses and other assets                                                    6,070             5,693
                                                                                   ---------         ---------
           Total current assets                                                      228,680           275,330
                                                                                   ---------         ---------

PROPERTY AND EQUIPMENT                                                               196,349           179,056
  Less accumulated depreciation                                                     (105,449)          (95,514)
                                                                                   ---------         ---------
                                                                                      90,900            83,542
                                                                                   ---------         ---------

LONG-TERM INVESTMENTS                                                                 37,202            44,032
OTHER ASSETS                                                                           2,639             2,639
                                                                                   ---------         ---------

TOTAL ASSETS                                                                       $ 359,421         $ 405,543
                                                                                   =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                 $  16,853         $  12,665
  Accrued employee compensation                                                       13,363            18,467
  Accrued store operating expenses                                                     4,658             4,236
  Gift certificates redeemable                                                         3,207             4,654
  Income taxes payable                                                                 7,935             5,714
                                                                                   ---------         ---------
           Total current liabilities                                                  46,016            45,736

DEFERRED COMPENSATION                                                                  2,337             1,799
DEFERRED RENT LIABILITY                                                               26,601            25,080
                                                                                   ---------         ---------
           Total liabilities                                                          74,954            72,615
                                                                                   ---------         ---------

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Common stock, authorized 100,000,000 shares of $.01 par value; issued and
    outstanding; 19,531,411 and 21,685,008 shares, respectively                          195               217
  Additional paid-in capital                                                          40,300            26,857
  Retained earnings                                                                  246,138           305,854
  Unearned compensation - restricted stock                                            (2,166)                -
                                                                                   ---------         ---------
           Total stockholders' equity                                                284,467           332,928
                                                                                   ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 359,421         $ 405,543
                                                                                   =========         =========



See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                             THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                          ---------------------------     ---------------------------
                                          OCTOBER 29,     OCTOBER 30,     OCTOBER 29,     OCTOBER 30,
                                             2005            2004             2005            2004
                                          -----------     -----------     -----------     -----------
SALES, net of returns and allowances        $138,067        $133,722        $347,744        $325,344

COST OF SALES (including buying,
  distribution and occupancy costs)           81,818          81,531         217,999         212,697
                                            --------        --------        --------        --------

      Gross profit                            56,249          52,191         129,745         112,647
                                            --------        --------        --------        --------

OPERATING EXPENSES:
Selling                                       27,060          24,785          69,674          61,518
General and administrative                     4,096           4,814          12,074          12,564
                                            --------        --------        --------        --------
                                              31,156          29,599          81,748          74,082
                                            --------        --------        --------        --------

      Income from operations                  25,093          22,592          47,997          38,565

OTHER INCOME, Net                              1,116             910           3,853           2,653
                                            --------        --------        --------        --------

      Income before income taxes              26,209          23,502          51,850          41,218

PROVISION FOR INCOME TAXES                     9,619           8,624          19,086          15,135
                                            --------        --------        --------        --------

NET INCOME                                  $ 16,590        $ 14,878        $ 32,764        $ 26,083
                                            ========        ========        ========        ========
Per share amounts:

   Basic income per share                   $   0.85        $   0.70        $   1.66        $   1.22
                                            ========        ========        ========        ========

   Diluted income per share                 $   0.82        $   0.67        $   1.59        $   1.18
                                            ========        ========        ========        ========

   Basic weighted average shares              19,458          21,357          19,756          21,377
   Diluted weighted average shares            20,184          22,132          20,597          22,177



See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       ADDITIONAL
                                                       COMMON           PAID-IN        RETAINED        UNEARNED
                                                       STOCK            CAPITAL        EARNINGS      COMPENSATION          TOTAL
                                                     ---------         ----------      ---------     ------------        ---------
BALANCE, January 29, 2005                            $     217         $  26,857       $ 305,854       $       -         $ 332,928

  Net income                                                 -                 -          32,764               -            32,764
  Dividends paid on common stock,
    ($0.12 per share)                                        -                 -          (2,264)              -            (2,264)
    ($0.15 per share)                                        -                 -          (2,925)              -            (2,925)
    ($0.17 per share)                                        -                 -          (3,321)              -            (3,321)

  Common stock (787,778 shares)
    issued on exercise of stock options                      7            11,415               -               -            11,422
  Issuance of restricted stock                               1             2,669               -          (2,670)                -
  Amortization of restricted stock grant                     -                 -               -             504               504
  Common stock (3,018,875 shares)
    purchased and retired                                  (30)             (641)        (83,970)              -           (84,641)
                                                     ---------         ---------       ---------       ---------         ---------

BALANCE, October 29, 2005                            $     195         $  40,300       $ 246,138       $  (2,166)        $ 284,467
                                                     =========         =========       =========       =========         =========


BALANCE, January 31, 2004                            $     215         $  24,245       $ 272,125       $  (2,740)        $ 293,845

  Net income                                                 -                 -          26,083               -            26,083
  Dividends paid on common stock,
    ($0.10 per share)                                                          -          (4,312)              -            (4,312)
    ($0.12 per share)                                                          -          (2,590)              -            (2,590)
  Common stock (196,831 shares)
    issued on exercise of stock options                      1             3,120               -               -             3,121
  Amortization of restricted stock grant                     -                 -               -           2,055             2,055
  Forfeiture of restricted stock (757 shares)                -               (16)              -               -               (16)
  Common stock (130,700 shares)
    purchased and retired                                   (1)           (3,443)              -               -            (3,444)
                                                     ---------         ---------       ---------       ---------         ---------

BALANCE, October 30, 2004                            $     215         $  23,906       $ 291,306       $    (685)        $ 314,742
                                                     =========         =========       =========       =========         =========


See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(DOLLAR AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                        THIRTY-NINE WEEKS ENDED
                                                                     ----------------------------
                                                                     OCTOBER 29,      OCTOBER 30,
                                                                         2005            2004
                                                                     -----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  32,764         $  26,083
  Adjustments to reconcile net income to net cash flows
    from operating activities:
      Depreciation                                                       12,525            11,913
      Amortization of unearned compensation - restricted stock              504             2,054
      Deferred taxes                                                          -               (55)
      (Gain) loss on disposal of assets                                     (90)              303
      Changes in operating assets and liabilities:
        Accounts receivable                                              (1,375)            1,412
        Inventory                                                       (33,006)          (33,563)
        Prepaid expenses                                                   (377)            3,871
        Accounts payable                                                  4,188             1,938
        Accrued employee compensation                                    (5,104)             (961)
        Accrued store operating expenses                                    422             1,291
        Gift certificates redeemable                                     (1,447)             (999)
        Long-term liabilities and deferred compensation                   2,059               743
        Income taxes payable                                              2,221             5,898
                                                                      ---------         ---------

           Net cash flows from operating activities                      13,284            19,928
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                    (19,975)          (12,285)
  Proceeds from sale of property and equipment                              182                 -
  Change in other assets                                                      -               200
  Purchase of investments                                               (16,310)          (17,837)
  Proceeds from sales and maturities of investments                      21,439            20,731
                                                                      ---------         ---------

           Net cash flows from investing activities                     (14,664)           (9,191)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                            11,422             3,121
  Purchases of common stock                                             (84,641)           (3,460)
  Payment of dividends                                                   (8,510)           (6,901)
                                                                      ---------         ---------

           Net cash flows from financing activities                     (81,729)           (7,240)
                                                                      ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (83,109)            3,497

CASH AND CASH EQUIVALENTS, Beginning of period                          173,897           119,976
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS, End of period                              $  90,788         $ 123,473
                                                                      =========         =========


See notes to financial statements.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
                                   (Unaudited)

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

2. Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees and directors, as described more fully in the notes included in the Company's 2004 Annual Report. A total of 3,255,000 shares of common stock were authorized for grants under such plans as of October 29, 2005; of these authorized shares, 324,635 shares were available for grant under the various plans, of which 195,350 were available for grant to executive officers. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income for the thirteen and thirty-nine week periods ended October 29, 2005 relates to the issuance of 77,500 shares of restricted stock on February 22, 2005. The stock-based compensation expense reflected in net income for the thirteen and thirty-nine week periods ended October 30, 2004 relates to the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant. The following table illustrates the effect of the restricted stock expense on net income and the impact on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                             Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                                         ---------------------------      ---------------------------
                                                         Oct. 29, 2005 Oct. 30, 2004      Oct. 29, 2005 Oct. 30, 2004
                                                         ---------------------------      ---------------------------
                                                            (Dollar amounts in thousands, except per share amounts)
Net income, as reported                                   $ 16,590        $ 14,878        $ 32,764        $   26,083
Add:  Stock-based employee compensation expense
  included in reported net income, net of related
  tax effects                                                   53             434             419             1,290
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                  (512)           (884)         (1,839)           (3,142)
                                                          --------        --------        --------        ----------

Pro forma net income                                      $ 16,131        $ 14,428        $ 31,344        $   24,231
                                                          ========        ========        ========        ==========

Earnings per share:
  Basic - as reported                                     $   0.85        $   0.70        $   1.66        $     1.22
                                                          ========        ========        ========        ==========

  Basic - pro forma                                       $   0.83        $   0.68        $   1.59        $     1.13
                                                          ========        ========        ========        ==========

  Diluted - as reported                                   $   0.82        $   0.67        $   1.59        $     1.18
                                                          ========        ========        ========        ==========

  Diluted - pro forma                                     $   0.80        $   0.65        $   1.52        $     1.09
                                                          ========        ========        ========        ==========

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
                                   (Unaudited)

The weighted average fair value of options granted during the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, respectively, under the SFAS No. 123 methodology was $16.40 and $14.93 per option, respectively. The fair value of options granted under the Plans was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                 2005         2004

        Risk-free interest rate                  4.00%        4.00%
        Dividend yield                           1.50%        1.50%
        Expected volatility                      65.0%        65.0%
        Expected life (years)                     7.0          7.0


A summary of the Company's stock-based compensation activity related to stock options for the fiscal quarters ended October 29, 2005 and October 30, 2004 is as follows:

                                            2005                   2004
                                 ------------------------  ---------------------
                                                Weighted                Weighted
                                                Average                  Average
                                                Exercise                Exercise
                                   Number        Price       Number       Price
                                 ----------     --------   ---------     -------
Outstanding - beginning
  of quarter                      2,689,388     $ 20.84    3,817,229     $ 19.01
Granted                                   -       n/a              -         n/a
Expired/terminated                   (3,603)      24.49     (132,058)      21.14
Exercised                           (22,918)      18.79      (72,841)      15.83
                                 ----------     -------    ---------     -------

Outstanding - end of quarter      2,662,867     $ 20.85    3,612,330     $ 19.00
                                 ==========     =======    =========     =======


There were 2,066,742 and 1,545,555 options exercisable at October 29, 2005 and October 30, 2004, respectively.

The following table summarizes information about stock options outstanding as of October 29, 2005:

                           Options Outstanding                                     Options Exercisable
---------------------------------------------------------------------------     -------------------------
                                               Weighted
                                               Average             Weighted                      Weighted
                                              Remaining            Average                        Average
            Range of             Number      Contractual           Exercise       Number         Exercise
        Exercise Prices       Outstanding        Life                Price      Exercisable        Price

      $ 6.250     $ 6.333         112,350        0.26 years        $  6.33          112,350       $  6.33
        8.667       9.292          76,588        1.27                 9.24           76,588          9.24
       11.750      17.010         483,040        5.89                16.46          478,540         16.46
       17.188      23.950       1,222,235        4.25                20.91        1,207,625         20.94
       25.750      34.083         768,654        6.15                26.80          191,639         28.11
                                ---------        ----              -------        ---------       -------
                                2,662,867        4.84 years        $ 20.85        2,066,742       $ 19.34
                                =========        ====              =======        =========       =======


3. Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 337 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of October 29, 2005, and 327 stores in 38 states as of October 30, 2004. During the third quarter of fiscal 2005, the Company opened four new stores and substantially renovated three stores. During the third quarter of fiscal 2004, the Company opened three new stores and substantially renovated one store.

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
                                   (Unaudited)

     The following is information regarding the Company's major product lines, stated as a percentage of the Company's net sales:

                                     Thirteen Weeks Ended                   Thirty-nine Weeks Ended
Merchandise Group              Oct. 29, 2005     Oct. 30, 2004          Oct. 29, 2005     Oct. 30, 2004
                               ---------------------------------        ---------------------------------
Denims                                   44.2%             43.8%                  41.7%             39.0%
Tops (including sweaters)                30.0              32.1                   30.3              32.2
Accessories                               9.4              10.0                    9.6              10.9
Footwear                                  8.2               7.3                    8.6               7.9
Sportswear/Fashions                       0.8               1.1                    4.4               6.0
Casual bottoms                            2.6               2.3                    2.7               2.4
Outerwear                                 4.7               3.3                    2.6               1.6
Other                                     0.1               0.1                    0.1               0.0
                               --------------    --------------         --------------    --------------
                                        100.0%            100.0%                 100.0%            100.0%
                               ==============    ==============         ==============    ==============



4. Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 179,835 shares of common stock for the period ended October 30, 2004, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive.

                             Thirteen Weeks Ended                    Thirteen Weeks Ended
                               October 29, 2005                        October 30, 2004
                     ------------------------------------     ------------------------------------
                                 (Dollar amounts in thousands, except per share amounts)

                                                Per Share                                Per Share
                         Income       Shares      Amount         Income       Shares       Amount
                     ------------------------------------     ------------------------------------
Basic EPS
  Net income            $ 16,590      19,458      $  0.85        $ 14,878      21,357      $  0.70

Effect of Dilutive
  Securities
    Stock options              -         726        (0.03)              -         775        (0.03)
                        --------      ------      -------        --------      ------      -------

Diluted EPS             $ 16,590      20,184      $  0.82        $ 14,878      22,132      $  0.67
                        ========      ======      =======        ========      ======      =======


                            Thirty-nine Weeks Ended                 Thirty-nine Weeks Ended
                                October 29, 2005                        October 30, 2004
                     ------------------------------------     ------------------------------------
                                                 Per Share                               Per Share
                         Income        Shares      Amount         Income       Shares      Amount
                     ------------------------------------     ------------------------------------
Basic EPS
  Net income            $ 32,764       19,756     $  1.66        $ 26,083      21,377     $   1.22

Effect of Dilutive
  Securities
    Stock options              -          841       (0.07)              -         800        (0.04)
                        --------      ------      -------        --------      ------      -------
Diluted EPS             $ 32,764      20,597      $  1.59        $ 26,083      22,177      $  1.18
                        ========      ======      =======        ========      ======      =======

                                THE BUCKLE, INC.
                          NOTES TO FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2005 AND OCTOBER 30, 2004
                                   (Unaudited)

5. Related Party Transactions - On March 24, 2005, the Company entered into an agreement with Daniel J. Hirschfeld, founder and Chairman, to purchase a total of 3,000,000 shares of the Company's outstanding stock from Mr. Hirschfeld. The shares represented approximately 13.8% of the Company's total shares of Common Stock then outstanding. The shares were purchased for $28.00 per share, or a total purchase price of $84 million. The Company retired the purchased shares, reducing the total shares outstanding and reducing Mr. Hirschfeld's ownership percentage to approximately 53% as of March 24, 2005.

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

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 29, 2005, and October 30, 2004:


                                   PERCENTAGE OF NET SALES                       PERCENTAGE OF NET SALES
                                    THIRTEEN WEEKS ENDED         PERCENTAGE      THIRTY-NINE WEEKS ENDED      PERCENTAGE
                                -------------------------------   INCREASE/    -----------------------------   INCREASE/
                                OCT. 29, 2005    OCT. 30, 2004   (DECREASE)    OCT. 29, 2005   OCT. 30, 2004  (DECREASE)
                                --------------------------------------------   -----------------------------------------
Net sales                           100.0%         100.0%            3.2%       100.0%           100.0%            6.9%
Cost of sales (including
  buying, distribution
  and occupancy costs)               59.3%          61.0%            0.4%        62.7%            65.4%            2.5%
                                -------------------------------------------    ----------------------------------------
Gross profit                         40.7%          39.0%            7.8%        37.3%            34.6%           15.2%
Selling expenses                     19.6%          18.5%            9.2%        20.0%            18.9%           13.3%
General and administrative
  expenses                            3.0%           3.6%          -14.9%         3.5%             3.9%           -3.9%
                                -------------------------------------------    ----------------------------------------
Income from operations               18.1%          16.9%           11.1%        13.8%            11.8%           24.5%
Other income, net                     0.8%           0.7%           22.7%         1.1%             0.8%           45.2%
                                -------------------------------------------    ----------------------------------------
Income before income taxes           18.9%          17.6%           11.5%        14.9%            12.6%           25.8%
Provision for income taxes            7.0%           6.5%           11.5%         5.5%             4.6%           26.1%
                                ------------------------------------------     ----------------------------------------
Net income                           11.9%          11.1%           11.5%         9.4%             8.0%           25.6%
                                ==========================================     ========================================


Net sales increased from $133.7 million in the third quarter of fiscal 2004 to $138.1 million in the third quarter of fiscal 2005, a 3.2% increase. Comparable store sales decreased from the third quarter of fiscal 2004 to the third quarter of fiscal 2005 by $1.2 million or 0.9%. The comparable store sales decrease resulted primarily from a decrease in the number of transactions during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004, partially offset by a 5.1% increase in the average retail price per piece of merchandise sold during the period and a 1.8% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was attributable to the inclusion of a full three months of operating results for the five new stores opened during the second half of fiscal 2004, to the opening of eleven new stores during the first three quarters of fiscal 2005 and to growth in online sales during the quarter.

Net sales increased from $325.3 million in the first nine months of fiscal 2004 to $347.7 million for the first nine months of fiscal 2005, a 6.9% increase. Comparable store sales for the thirty-nine week period ended October 29, 2005 compared to the thirty-nine week period ended October 30, 2004 increased $7.0 million or 2.3%. The comparable store sales increase resulted primarily from a 5.0% increase in the average retail price per piece of merchandise sold during the thirty-nine week period compared with the same period in the prior year, partially offset by a decrease in the number of transactions during the period. Sales growth for the thirty-nine week period was also attributable to the inclusion of a full nine months of operating results for the 13 new stores opened during fiscal 2004, to the opening of 11 new stores during the first three quarters of fiscal 2005 and to growth in online sales during the period. Average sales per square foot increased 3.0% from $202 for the nine months ended October 30, 2004, to $208 for the nine months ended October 29, 2005.

The Company's increase in average price per piece of merchandise sold (as stated above) during the third quarter was primarily attributable to a shift in the mix of merchandise sold during the period, a 6.4% increase in average denim price points, a 3.3% increase in average knit shirt price points, a 9.8% increase in average woven shirt price points and a 4.7% increase in average sweater price points. The effect of these increases was partially offset by a 17.9% decrease in average outerwear price points, a 2.9% percent decrease in average footwear price points and a 1.6% decrease in average accessory price points. For the first nine months of fiscal 2005, the increase was primarily attributable to a shift in the mix of merchandise sold during the period, a 5.0% increase in average denim price points, a 3.6% increase in average knit shirt price points, a 2.8% increase in average woven shirt price points and a 6.5% increase in average sweater price points; partially offset by a 15.4% decrease in average outerwear price points, a 3.1% decrease in average accessory price points, a 5.0% decrease in average active sportswear price points and a 2.1% decrease in average footwear price points. These changes for both the thirteen and thirty-nine week periods ended October 29, 2005, are a reflection of merchandise shifts in terms of brands, product styles, fabrics, details and finishes.

Gross profit after buying, occupancy and distribution expenses increased $4.1 million in the third quarter of fiscal 2005 to $56.2 million, a 7.8% increase. As a percentage of net sales, gross profit was 40.7% in the third quarter of fiscal 2005 versus 39.0% in the third quarter of fiscal 2004. The increase in gross profit, as a percentage of net sales, resulted primarily from a 185 basis point improvement in actual merchandise margins achieved through timely sell-through on new products, reduced markdowns and an increase in the sale of private label merchandise, which achieves higher margins. The Company also had a reduction in third quarter expense, as a percentage of net sales, related to the incentive bonus accrual, which is based on growth in comparable store sales, gross margin and net income (0.1%). These reductions were, however, partially offset by de-leveraged occupancy expense during the period (0.2%).

Gross profit increased $17.1 million for the first thirty-nine weeks of fiscal 2005 to $129.7 million, a 15.2% increase. As a percentage of net sales, gross profit for the first nine months of fiscal 2005 increased to 37.3% versus 34.6% for the same period in fiscal 2004. The increase in gross profit, as a percentage of net sales, resulted primarily from a 220 basis point improvement in actual merchandise margins achieved through timely sell-through on new products, reduced markdowns and an increase in the sale of private label merchandise, which achieves higher margins. The Company also had reductions in third quarter expense, as a percentage of net sales, related to leveraged occupancy costs (0.4%) and reduced buying expense (0.1%).

Selling expense increased from $24.8 million in the third quarter of fiscal 2004 to $27.1 million for the third quarter of fiscal 2005, a 9.2% increase. Selling expenses, as a percentage of net sales, increased from 18.5% for the third quarter of fiscal 2004 to 19.6% for the third quarter of fiscal 2005. The increase in selling expense, as a percentage of net sales, resulted primarily from increases in internet expenses (0.6%), store salaries (0.4%), bankcard fees (0.2%), advertising expense (0.2%), travel costs (0.1) and health insurance expense (0.1%). These increases were partially offset by a decrease in expense related to the incentive bonus accrual (0.5%).

Year-to-date, selling expense rose from $61.5 million in the first nine months of fiscal 2004 to $69.7 million for the first nine months of fiscal 2005, a 13.3% increase. As a percentage of net sales, selling expense for the period increased from 18.9% in fiscal 2004 to 20.0% in fiscal 2005. The increase in selling expense, as a percentage of net sales, resulted primarily from increases in internet expenses (0.4%), store salaries (0.3%), bankcard fees (0.2%), the incentive bonus accrual (0.1%), payroll taxes (0.1%), travel costs (0.1%) and health insurance expense (0.1%). These increases were partially offset by decreases, as a percentage of net sales, in certain other selling expenses.

General and administrative expenses decreased from $4.8 million in the third quarter of fiscal 2004 to $4.1 million for the third quarter of fiscal 2005, a 14.9% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.6% for the third quarter of fiscal 2004 to 3.0% for the third quarter of fiscal 2005. The reduction in general and administrative expenses, as a percentage of net sales, was attributable to a reduction in the amount of restricted stock compensation recognized during the quarter (0.4%), reduced expense related to the incentive bonus accrual (0.2%) and reduced compensation expense related to unrealized gains in the Company's non-qualified deferred compensation plan (0.1%).

Year-to-date, general and administrative expenses decreased from $12.6 million for the first nine months of fiscal 2004 to $12.1 million for the first nine months of fiscal 2005, a 3.9% decrease. As a percentage of net sales, general and administrative expense for the period decreased from 3.9% in fiscal 2004 to 3.5% in fiscal 2005. The reduction in general and administrative expenses, as a percentage of net sales, was attributable to a reduction in the amount of restricted stock compensation recognized during the nine month period (0.5%) and reduced expense related to gains/losses on the disposal of assets (0.1%). These reductions were partially offset by increases in professional fees related to the Company's stock buyback from its founder and Sarbanes Oxley compliance (0.2%) and an increase in the incentive bonus accrual (0.1%).

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the above changes, the Company's income from operations increased $2.5 million to $25.1 million for the third quarter of fiscal 2005 compared to $22.6 million for the third quarter of fiscal 2004, an 11.1% increase. Income from operations was 18.2% of net sales for the third quarter of fiscal 2005 compared to 16.9% of net sales for the third quarter of fiscal 2004. Income from operations, for the thirty-nine week period ended October 29, 2005, was $48.0 million, a $9.4 million or 24.5% increase from the same thirty-nine week period in fiscal 2004. Income from operations was 13.8% of net sales for the first nine months of fiscal 2005 compared to 11.8% for the first nine months of fiscal 2004.

For the quarter ended October 29, 2005, other income increased $0.2 million. For the nine months ended October 29, 2005, other income increased $1.2 million. The increase in other income for both the three and nine month periods in fiscal 2005 compared to the same periods in the prior year was primarily due to increased income earned on the Company's cash and investments resulting from higher interest rates.

Income tax expense, as a percentage of pre-tax net income, was 36.7% in both the third quarter of fiscal 2005 and the third quarter of fiscal 2004. For the first nine months of fiscal 2005, income tax expense was 36.8% of pre-tax net income compared to 36.7% for the first nine months of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of October 29, 2005, the Company had working capital of $185.0 million, including $82.1 million of cash and cash equivalents and short-term investments of $27.2 million. The Company's primary ongoing cash requirements are for inventory, payroll, new store expansion and store remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2005 and 2004, the Company's cash flow provided by operating activities was $13.3 and $19.9 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, and construction costs for new and remodeled stores. The differences in cash flow for the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 were primarily due to growth in net income, increased proceeds from the exercise of stock options, increased investment proceeds and an increase in capital spending related primarily to the expansion of the Company's corporate headquarters and distribution center in fiscal 2005. Additionally, during the first quarter of fiscal 2005, the Company completed the repurchase of 3 million shares of the Company's common stock, at a total cost of $84 million.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The note provides that outstanding letters of credit cannot exceed $10 million. Borrowing under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against this line during periods of peak inventory build-up. There were no bank borrowings during the first nine months of fiscal 2005 or fiscal 2004.

During the first three quarters of fiscal 2005 and 2004 the Company invested $13.8 million and $11.5 million, respectively, in new store construction, store renovation and store technology upgrades. The Company also spent approximately $6.2 million in the first nine months of fiscal 2005 in capital expenditures related to the expansion of its corporate headquarters and distribution center compared to $0.8 million spent in the first nine months of fiscal 2004.

During the fourth quarter of fiscal 2005, the Company anticipates completing approximately five additional store construction projects, including approximately four new stores and approximately one store remodel. As of October 29, 2005, three additional lease contracts have been signed.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management now estimates that total capital expenditures during fiscal 2005 will be approximately $23.5 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of October 29, 2005, had total cash and investments of $155.2 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company's plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years' average. Based upon past results and current plans, management does not anticipate any material changes in the Company's need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability and cash flows. Also, the Company's acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

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

     The Company establishes a current liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $307,500 at October 29, 2005 and $267,500 at January 29, 2005.

2. Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold based upon estimates to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns, or inventory obsolescence, resulting in increased cost of goods sold from write-offs, and reducing the Company's net earnings. The liability for markdown reserves and/or obsolescence was $5.5 million and $5.0 million as of October 29, 2005 and January 29, 2005, respectively. Management is not aware of any events, conditions or changes in demand or price that would indicate that the Company's inventory valuation may be materially inaccurate at this time.

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

The following tables identify the material obligations and commitments as of October 29, 2005:


---------------------------------------------------------------------------------------------
                                                      Payments Due by Period
---------------------------------------------------------------------------------------------
Contractual obligations            Total      Less than 1   1-3 years   4-5 years    After 5
  (dollar amounts in                              year                                years
     thousands)
---------------------------------------------------------------------------------------------
Long term debt and purchase      $      -     $      -     $      -     $      -     $      -
obligations
---------------------------------------------------------------------------------------------
Deferred compensation            $  2,337     $      -     $      -     $      -     $  2,337
---------------------------------------------------------------------------------------------
Operating leases                 $213,980     $ 33,088     $ 61,669     $ 53,166     $ 66,137
---------------------------------------------------------------------------------------------
Total contractual                $216,317     $ 33,088     $ 61,669     $ 53,166     $ 68,474
obligations
---------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
                                                Amount of Commitment Expiration Per Period
------------------------------------------------------------------------------------------------------------
 Other Commercial                    Total Amounts   Less than     1-3 years      4-5 years      After 5
Commitments (dollar                    Committed     1 year                                       years
amounts in thousands)
------------------------------------------------------------------------------------------------------------
Lines of credit                     $    17,500     $  17,500       $    -           $  -          $  -
------------------------------------------------------------------------------------------------------------
Total commercial commitments        $    17,500     $  17,500       $    -           $  -          $  -
------------------------------------------------------------------------------------------------------------


The Company did not have any contingent liabilities for landlord allowances as of October 29, 2005. The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. Amounts of outstanding letters of credit, reported in the notes included in the Company's 2004 Annual Report, reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.

                                THE BUCKLE, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2002, 2003, and 2004, the Christmas and back-to-school seasons accounted for approximately 40% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended October 29, 2005, and October 30, 2004.

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

In addition, management's assessment as of January 29, 2005 also identified a number of deficiencies, which when aggregated were determined to represent a material weakness. Management has taken steps to remediate individual deficiencies related to information technology (information security and change management) and segregation of duties in the business cycles. However, as of October 29, 2005, management has not fully remediated all deficiencies and significant deficiencies. Management continues to address identified deficiencies and significant deficiencies and is committed to the remediation of these deficiencies and significant deficiencies in internal controls over financial reporting.

There have been no other significant changes in the Company's internal controls over financial reporting that occurred during the fiscal quarter ended October 29, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                THE BUCKLE, INC.

                          PART II -- OTHER INFORMATION


Item 1.   Legal Proceedings:                                               None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds:

          The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated:



                                                                                    Approximate
                                                                Total Number of     Dollar Value of
                                  Total                         Shares Purchased    Shares that May
                                  Number        Average         as Part of          Yet Be Purchased
                                  of Shares     Price Paid      Publicly            Under Publicly
                                  Purchased     Per Share       Announced Plans     Announced Plans
July 31, to August 27, 2005               -                                            $   634,950
August 28, to Oct. 1, 2005           18,675     $   33.95          18,675                        0
Oct. 2, to Oct. 29, 2005                200         33.70             200              $16,993,200
                                  ------------------------------------------------------------------
                                     18,875     $   33.95          18,875
                                  =======================================


     The 18,675 shares completed a 500,000 share repurchase plan, announced by the Company on December 27, 2000. On October 13, 2005, the Company announced an additional 500,000 share repurchase plan which has 499,800 shares remaining.

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



                                           THE BUCKLE, INC.


Dated: December 7,  2005                   /s/ DENNIS H. NELSON
       --------------------------          -------------------------------------
                                           DENNIS H. NELSON,
                                           President and CEO



Dated: December 7, 2005                    /s/ KAREN B. RHOADS
       --------------------------          -------------------------------------
                                           KAREN B. RHOADS,
                                           Vice President of Finance and CFO