Form 10-K
period 2006-02-28
BUCKLE INC
filed 2006-04-13
CIK 885245

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended JANUARY 28, 2006

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period from ____________ to ____________

                        Commission File Number: 001-12951

                                THE BUCKLE, INC.
             (Exact name of Registrant as specified in its charter)

                  NEBRASKA                                  47-0366193
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

   2407 WEST 24TH STREET, KEARNEY, NEBRASKA                 68845-4915
   (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (308) 236-8491

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        TITLE OF CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------           -----------------------------------------
Common Stock, $.01 par value                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act). Check one.

[X] Large accelerated filer;  [ ] Accelerated filer;   [ ] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $366,540,262.44 on July 30, 2005. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 8,480,802 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 30, 2006, was 19,368,405.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 27, 2006 for Registrant's 2006 Annual Meeting of Shareholders to be held June 2, 2006 are incorporated by reference in Part III.

                                THE BUCKLE, INC.
                                    FORM 10-K
                                JANUARY 28, 2006

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
                                     PART I

Item 1.     Business                                                                                 3

Item 1A.    Risk Factors                                                                            11

Item 1B.    Unresolved Staff Comments                                                               12

Item 2.     Properties                                                                              13

Item 3.     Legal Proceedings                                                                       13

Item 4.     Submission of Matters to a Vote of Security Holders                                     13

                                     PART II

Item 5.     Market for Registrant's Common Equity, Related Shareholder Matters
              and Issuer Purchases of Equity Securities                                             13

Item 6.     Selected Financial Data                                                                 14

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations   14

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                              14

Item 8.     Financial Statements and Supplementary Data                                             15

Item 9.     Changes In and Disagreements With Accountants on Accounting and Financial Disclosure    15

Item 9A.    Controls and Procedures                                                                 15

Item 9B.    Other Information                                                                       18

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant                                      18

Item 11.    Executive Compensation                                                                  18

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters                                                           18

Item 13.    Certain Relationships and Related Transactions                                          18

Item 14.    Principal Accountant Fees and Services                                                  18

                                     PART IV

Item 15.    Exhibits and Financial Statements Schedules                                             18

                                     PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of January 28, 2006, the Company operated 338 retail stores in 38 states throughout the central, northwest, southeast and southwest United States under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free alterations, free gift-wrapping, easy layaways, The Buckle private label credit card and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls, and this is the Company's strategy for future expansion. All of the Company's central office functions, including purchasing, pricing, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel as well and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 164 stores at the start of 1996 to 338 stores by the close of fiscal 2005. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2005 refer to the 52-week period ended January 28, 2006. Fiscal 2004 refers to the 52-week period ended January 29, 2005 and fiscal 2003 refers to the 52-week period ended January 31, 2004.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

                              AVAILABLE INFORMATION

The Company's annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission, are publicly available free of charge on the Investor Information section of the Company's website at www.buckle.com as soon as reasonably practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission. The Company's corporate governance policies, ethics code and Board of Directors' committee charters are also posted within this section of the website. The information on the Company's website is not part of this or any other report The Buckle, Inc. files with, or furnishes to, the Securities and Exchange Commission.

                          MARKETING AND MERCHANDISING

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (42.7% of fiscal 2005 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with a selection of key brands plus private label denim and a wide variety of fits, finishes and styles. Shirts and tops are also significant contributors to total sales (29.8% of fiscal 2005 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.

                                                                        Percentage of Net Sales
                                                            -----------------------------------------------
                                                            Fiscal 2005       Fiscal 2004       Fiscal 2003
                                                            -----------       -----------       -----------
Denims                                                          42.7%             40.3%             36.2%
Tops (including sweaters)                                       29.8              31.8              32.1
Accessories                                                     10.2              11.4              11.4
Footwear                                                         8.1               7.6               8.9
Outerwear                                                        3.5               2.5               2.9
Sportswear/fashions                                              3.1               4.2               4.5
Casual bottoms                                                   2.5               2.1               3.8
Other                                                            0.1               0.1               0.2
                                                               -----             -----             -----
                                                               100.0%            100.0%            100.0%
                                                               =====             =====             =====

Brand name merchandise accounted for approximately 67% of the Company's sales during fiscal 2005. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Silver, Fossil, Billabong, Ecko, Quiksilver/Roxy, Hurley and LeTigre. The Company believes brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes that it is essential to create an enjoyable shopping atmosphere and, in order to fulfill this mission, we must employ highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card and a special order system which allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately four percent of net sales has been made on a layaway basis.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store. This allows individual store inventories to be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh, new look in its stores, the Company ships new merchandise daily to most stores. The Company also has a transfer program that shifts certain merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in-stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes the reduced markdowns justify the incremental distribution costs associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

The Company continually evaluates the store design as part of the overall shopping experience and feels the fiscal 2002 re-design continues to be very well received by guests and developers. This store design contains rich woods, real brick finishes and an interesting ceiling and lighting layout to provide a comfortable environment for the guest. The Company has developed modifications to the store design for specialized venues including lifestyle centers and larger mall fronts. The signature B icon and red color are used throughout the store on fixtures, graphic images and print materials to reinforce the brand identity. To enhance selling and product presentation, new fixtures were introduced in fiscal 2005 and modifications were made to certain other floor fixtures. The new fixtures and tables were also rolled out to select existing stores to update their looks as well.

                            MARKETING AND ADVERTISING

In fiscal 2005, the Company spent $6.1 million or 1.2% of net sales on seasonal marketing campaigns, advertising, promotions, online marketing and in-store point of sale materials. Seasonal image and promotional signs are presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers and special events are offered to enhance the guest shopping experience. Seasonal brochures featuring current fashion trends and product selection are distributed through the stores, at special events and in new markets. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. Editorial product placement in national and regional magazines creates exposure for seasonal merchandise and the Buckle's private label brands. The Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position the Buckle as the destination store for these specialty branded fashions.

The Company offers programs to strengthen relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as bonus rewards and special targeted mailings. The Buckle continues to build on its B-Rewards incentive program, which is offered exclusively to Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards merchandise certificates at the end of each Rewards period inviting them back into the store at the start of the next season. In 2005, the Buckle tested a student credit card program in 50 store locations. The results of this test were under review at the end of fiscal 2005. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

The Company publishes a corporate web site at www.buckle.com. The Company's web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities and read the latest Buckle financial news. The Company has an opt-in online database. National email campaigns are sent bi-monthly and weekly store targeted messages are sent notifying members of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. The Buckle Online Store was launched April 26, 1999 as a marketing tool, to extend the Company's brand beyond the physical locations. Offering a growing selection of the merchandise inventory online, the Company presents the online store as a "taste test" in new markets as well as a cross-channel tool in existing markets, which means guests can shop both in the physical stores and via the online store.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in approximately 99% of the Company's stores as well as surveillance camera systems in approximately 81% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales for fiscal 2005, 0.7% of net sales for fiscal 2004 and 0.6% for fiscal year 2003.

The average store is approximately 4,900 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

                           PURCHASING AND DISTRIBUTION

The Company has an experienced buying team. The buying team includes the President, the Vice President of Women's Merchandising, four women's buyers, two men's merchandisers and three buyers. The top four members of this buying team combined, have over 90 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the Company's success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

The Company purchases products from manufacturers within the United States as well as from foreign manufacturers. The Company's merchandising team shops and monitors U.S. fashion centers (in New York and on the West Coast) to stay abreast of the latest trends. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer or supplier. The Company plans its private label production with several private label vendors six to twelve months in advance of product delivery.

In fiscal 2005, Lucky Brand Dungarees and Koos Manufacturing (one of the Company's private label producers) made up 20.8% and 20.2% of the Company's net sales, respectively. No other vendor accounted for more than 10% of the Company's sales. Other current significant vendors include Silver, Fossil, Ecko, LeTigre, Billabong, Quiksilver/Roxy and Hurley. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company completed an 82,200 square foot expansion to its corporate headquarters facility during fiscal 2005. This expansion allows additional space for our supplies and returns-to-vendor departments, as well as housing the Company's online fulfillment and customer service center. The online fulfillment center occupies approximately 100,000 square feet of space on three levels. The spaces vacated by supplies and returns will be renovated in fiscal 2006 to add new office space. The distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

                    STORE LOCATIONS AND EXPANSION STRATEGIES

As of April 11, 2006, the Company operated 341 stores in 38 states, including 4 stores opened and 1 closed during fiscal 2006. The existing stores are in 4 downtown locations, 11 strip centers, 16 lifestyle centers and 310 shopping malls. The Company anticipates opening approximately 17 new stores in fiscal 2006. For fiscal 2006, nine of the new stores are expected to be located in higher traffic shopping malls and eight of the new stores are expected to be located in lifestyle centers. The following table lists the location of existing stores as of April 11, 2006.

                                                Location of Stores
                                                ------------------
                                                                 Number of
 State                Number of Stores           State             Stores              State        Number of Stores
 -----                ----------------           -----           ----------            -----        ----------------
Alabama                       5               Louisiana                8            Oregon                  2
Arizona                       8               Michigan                17            Pennsylvania            5
Arkansas                      5               Minnesota               12            South Carolina          1
California                   12               Mississippi              5            South Dakota            3
Colorado                     12               Missouri                14            Tennessee              10
Florida                       6               Montana                  5            Texas                  37
Georgia                       4               Nebraska                15            Utah                   10
Idaho                         5               Nevada                   2            Virginia                2
Illinois                     17               New Mexico               4            Washington             10
Indiana                      12               North Carolina           8            West Virginia           2
Iowa                         19               North Dakota             3            Wisconsin              13
Kansas                       16               Ohio                    13            Wyoming                 1
                                                                                                          ---
Kentucky                      5               Oklahoma                13                     Total        341
                                                                                                          ===

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 164 at the beginning of 1996 to 338 at the end of fiscal 2005. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1996 to the end of fiscal 2005:

                           Total Number of Stores Per Year
---------------------------------------------------------------------------------
Fiscal          Open at start         Opened in          Closed in
 Year               of year         Current Year       Current Year         Total
------          -------------       ------------       ------------         -----
 1996                164                 17                 -                181
 1997                181                 19                 1                199
 1998                199                 24                 1                222
 1999                222                 27                 1                248
 2000                248                 28                 2                274
 2001                274                 24                 3                295
 2002                295                 11                 2                304
 2003                304                 16                 4                316
 2004                316                 13                 2                327
 2005                327                 15                 4                338

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

The Company generally seeks sites of 4,000 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $832,000, including construction costs of approximately $617,000 (prior to any construction allowance received) and inventory costs of approximately $215,000, net of accounts payable.

The Company anticipates opening approximately 15-17 new stores during fiscal 2006 and completing approximately 9 full remodels. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2006, it is estimated that each will receive full remodeling. The Company has budgeted a total of $27.5 million for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2006.

The Company plans to expand in 2006 by opening stores in existing markets. The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

                                    EMPLOYEES

As of January 28, 2006, the Company had approximately 6,500 employees - approximately 1,227 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, commenced work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to having a significant number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 360 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of January 28, 2006, 1,020 employees participated in the medical plan, 1,029 in the dental plan, 922 in the life insurance plan, 291 in the supplemental life insurance plan, 892 in the long-term disability plan and 707 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise areas, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Hollister, Hot Topic, Gap and Pacific Sunwear. The men's market also competes with certain department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores and other local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

In the women's merchandise area, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal and Vanity. The women's sales also compete with department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores and certain local or regional department stores and specialty retailers, as well as with mail order and internet merchandisers.

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

DANIEL J. HIRSCHFELD, AGE 64. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

DENNIS H. NELSON, AGE 56. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

KAREN B. RHOADS, AGE 47. Ms. Rhoads is the Vice-President - Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Buckle since November 1987.

JAMES E. SHADA, AGE 50. Mr. Shada is Executive Vice President - Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and served as Vice President of Sales from April 19, 1991 until such date. Mr. Shada was elected Director of the Company on May 30, 2002. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in site selection and development and education of personnel as store managers and as area and district managers.

BRETT P. MILKIE, AGE 46. Mr. Milkie is Vice President-Leasing. He was elected Vice President-Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

KARI G. SMITH, AGE 42. Ms. Smith is Vice President-Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

PATRICIA K. WHISLER, AGE 49. Ms. Whisler is Vice President-Women's Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

KYLE L. HANSON, AGE 41. Ms. Hanson is the Corporate Secretary and General Counsel. She has held this position since February of 2001. Ms. Hanson joined the Company in May of 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with Kutak Rock law firm in Omaha from 1990 to 1996.

ITEM 1A - RISK FACTORS

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

PRIVATE LABEL MERCHANDISE. Sales from private label merchandise accounted for approximately 33% and 28% of the net sales for fiscal 2005 and fiscal 2004, respectively. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company's private label products generally earn a higher margin than branded product, thus reductions in the private label mix would decrease the Company's merchandise margin and as a result, reduce net earnings.

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

EXPANSION AND MANAGEMENT OF GROWTH. The Buckle, Inc.'s continued growth depends on its ability to open and operate stores on a profitable basis and management's ability to manage planned expansion. During fiscal 2006, the Company plans to open 15-17 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company's control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company's net sales from new stores and less growth in profitability. If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company's sales revenues.

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

DEPENDENCE ON A SINGLE DISTRIBUTION FACILITY. The distribution function for all of the Company's stores is handled from a single facility in Kearney, Nebraska. Any significant interruption in the operation of the distribution facility due to natural disasters, system failures or other unforeseen causes would impede the distribution of merchandise to the stores, causing a decline in store inventory, a reduction in store sales and a reduction in company profitability. There can be no assurance that the current facilities will be adequate to support the Company's future growth.

RELIANCE ON FOREIGN SOURCES OF PRODUCTION. The Company purchases a portion of its private label merchandise directly in foreign markets. In addition, some of the Company's domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes and other charges on imports and local business practice and political issues which may result in adverse publicity. The Company's inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company's net sales and also in net earnings.

DEPENDENCE UPON MAINTAINING SALES GROWTH IN THE HIGHLY COMPETITIVE RETAIL APPAREL INDUSTRY. The specialty retail industry is highly competitive. The Company competes primarily on the basis of fashion, selection, quality, price, location, service and store environment. The Company faces a variety of competitive challenges, including:

      - anticipating and responding timely to changing customer demands and preferences;

      - effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;

      - providing unique, high-quality merchandise in styles, colors and sizes that appeal to consumers;

      -     sourcing merchandise efficiently;

      - competitively pricing merchandise and creating customer perception of value.

There is no assurance that the Company will be able to compete successfully in the future.

RELIANCE ON CONSUMER SPENDING TRENDS. The continued success of the Company depends, in part, upon numerous factors that effect the levels of individual disposable income and thus, consumer spending. Factors include the political environment, economic conditions, employment, consumer debt, interest rates, inflation and consumer confidence. A decline in consumer spending, for any reason, could have an adverse effect on the Company's sales, gross profits and results from operations.

MODIFICATIONS AND/OR UPGRADES TO INFORMATION TECHNOLOGY SYSTEMS MAY DISRUPT OPERATIONS. The Company relies upon its various information systems to manage its operations and regularly evaluates its information technology in order for management to implement investments in maintaining, modifying, upgrading or replacing these systems. There are inherent risks associated with replacing or changing these systems. Any delays, errors in capturing data or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company's current systems, or any other disruptions affecting the Company's information systems, could have a material adverse impact on the Company's business.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

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

                          Number of expiring
    Year                        leases
    ----                  ------------------
2007                             58
2008                             36
2009                             31
2010                             53
2011                             41
2012                             28
2013                             22
2014 and later                   72
                                ---
Total                           341
                                ===

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company's 2006 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building also houses the Company's screenprinting operations. The Company also acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the first of ten five-year renewal options, which expires on October 31, 2006.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2005.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company's common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company's initial public offering on May 6, 1992, there was no public market for the Company's common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company's first ever cash dividend of $.10 per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004. During fiscal 2004, the Company continued quarterly dividend payments with $.10 per share paid during each of the first two quarters and $.12 per share for the third and fourth quarters. Dividend payments continued during fiscal 2005 with $.12 per share paid in the first quarter, $.15 per share paid in the second quarter and $.17 per share paid in the third and fourth quarters.

The following table sets forth information concerning purchases made by the Company of its common stock for each of the periods indicated for the fiscal fourth quarter ended January 28, 2006:

                                                                                      Approximate
                                                            Total Number of   Dollar Value of Shares that
                               Total Number   Average      Shares Purchased        May Yet Be Purchased
                                 of Shares   Price Paid   as Part of Publicly        Under Publicly
                                 Purchased   Per Share     Announced Plans          Announced Plans
                               ------------  ----------  -------------------  ---------------------------
Oct. 30, to Nov. 26, 2005          53,300    $    34.08        53,300              $    15,061,932
Nov. 27, to Dec. 31, 2005         205,000    $    32.76       205,000              $     7,785,960
Jan. 1, 2006 to Jan. 28, 2006      51,900    $    33.27        51,900              $     6,471,617
                                  -------    ----------       -------              ---------------
                                  310,200    $    33.07       310,200

      On October 13, 2005, the Company announced a new 500,000 share repurchase plan. The shares purchased during the quarter ended January 28, 2006 were pursuant to this plan, which had 189,600 shares remaining as of January 28, 2006.

The number of record holders of the Company's common stock as of March 30, 2006 was 351. Based upon information from the principal market makers, the Company believes there are approximately 2,600 beneficial owners. The closing price of the Company's common stock on March 30, 2006 was $41.00.

Additional information required by this item is incorporated by reference to the information on page 32 of the Company's 2005 Annual Report to Shareholders under the caption "Stock Prices by Quarter" which is attached to this Form 10-K. The remainder of the information required by this item appears in the Notes to Financial Statements under Footnote I "Stock-Based Compensation" on pages 29 and 30 in the Company's Annual Report to Shareholders which is attached to this Form 10-K and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to information on page 6 in the Company's 2005 Annual Report to Shareholders under the caption "Selected Financial Data" which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 7 through 13 in the Company's 2005 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of January 28, 2006, no borrowings were outstanding under our line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately an 8% change in the rate earned), the Company's net income would decrease approximately $270,000 or approximately $.01 per share. This amount could vary based upon the number of shares of the Company's stock outstanding and the level of cash and investments held by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of Deloitte & Touche LLP, an independent registered public accounting firm, dated April 11, 2006, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement of the Company's financial statements described in Note M) appearing on pages 17 through 32 of the Company's 2005 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

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

Management's Report on Internal Control over Financial Reporting - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15-d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America ("GAAP").

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company's internal control over financial reporting as of January 28, 2006, based on the criteria set forth by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission in their Internal Control - Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Company's internal control over financial reporting was effective as of January 28, 2006.

The Company's independent registered public accounting firm, Deloitte & Touche LLP, has audited management's assessment of the Company's internal control over financial reporting. Their report appears herein.

Change in Internal Control Over Financial Reporting

As of January 29, 2005, the Company identified material weaknesses in internal control over financial reporting concerning: (1) The Company lacked the appropriate internal control procedures to review and evaluate its accounting for lease agreements in accordance with GAAP. These internal control deficiencies resulted in the restatement of the Company's financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. (2) The Company identified several internal control deficiencies and significant deficiencies related to information technology, including security and production change control, and segregation of duties and documentation in the business cycles that aggregated to a material weakness.

During fiscal 2005, the Company implemented the following measures designed to remediate the material weaknesses referred to above.

      - As described in the Company's Form 10-Q for the fiscal quarter ended April 30, 2005 and prior to filing the Company's Annual Report on Form 10-K for fiscal 2004, the Company corrected its accounting for leases and tenant allowances and restated its financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. The Company also implemented internal control procedures to appropriately review and evaluate its accounting for lease agreements in accordance with GAAP. Management believes that, as of January 28, 2006, this material weakness has been fully remediated.

      - Throughout fiscal 2005 the Company took actions to remediate the individual control deficiencies and significant deficiencies that aggregated to a material weakness relating to information technology security and production change control and segregation of duties and documentation in the business cycles. These remediation activities include further documentation of policies and procedures, implementation of additional monitoring activities and segregation of duties within the various business cycles and information technology to remediate the individual control deficiencies and significant deficiencies. Management believes that, as of January 28, 2006, this material weakness has been fully remediated.

During the fiscal quarter ended January 28, 2006, the Company implemented expanded control activities used in its process for determining the classification of individual investment accounts as either cash equivalents or short-term investments. As a result, the Company identified an error in the classification of auction-rate securities, which had previously been reported as cash equivalents rather than as short-term investments in the Company's prior financial statements. As a result of the error, management has concluded that a material weakness in its internal control over financial reporting relating to the classification of investments existed as of January 29, 2005 and has determined that the Company will restate its previously issued balance sheet as of January 29, 2005 and statements of cash flows for the year ended January 29, 2005 and January 31, 2004.

Management believes that the expanded control activities implemented for the classification of individual investments during the fiscal quarter ending January 28, 2006 have fully remediated this material weakness as of January 28, 2006. Management will utilize these expanded control activities on a quarterly basis beginning in fiscal 2006.

There were no other changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Buckle, Inc.
Kearney, Nebraska

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that The Buckle, Inc. (the "Company") maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended January 28, 2006 of the Company and our report dated April 11, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 11, 2006

ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on page 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2006 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2006 Annual Shareholders' Meeting and is incorporated by reference: "Executive Compensation and Other Information," "Directors Compensation" (included under the "Election of Directors" section), and "Report of the Audit Committee," including sub-captions "Option Grants in Last Fiscal Year," "Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," "Employment Agreements," and "Compensation Committee Interlocks and Insider Participation."

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Election of Directors" in the Company's Proxy Statement for its 2006 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote I on pages 29 and 30 in the Annual Report to Shareholders for fiscal 2005, and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy for its 2006 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption "Ratification of Independent Accountants" in the Company's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (1) FINANCIAL STATEMENTS

The Company's 2005 Annual Report to Shareholders, a copy of which appears as
Exhibit 13 to this Form 10-K Report, contains the following on pages 17 through 32 and they are hereby incorporated by reference to this report:

      Report of Independent Registered Public Accounting Firm
      Balance Sheets as of January 28, 2006, and January 29, 2005
      Statements of Income for each of the three years in the period ended
         January 28, 2006
      Statements of Stockholders' Equity for each of the three years in the period ended January 28, 2006
      Statements of Cash Flows for each of the three years in the period ended
        January 28, 2006
      Notes to Financial Statements

(a) (2) FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm Valuation and Qualifying Account. This schedule is on page 20.

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

                                      THE BUCKLE, INC.

      Date: April 13, 2006            By: /s/ DENNIS H. NELSON
                                          --------------------------------------
                                          Dennis H. Nelson,
                                          President and Chief Executive Officer

      Date: April 13, 2006            By: /s/ KAREN B. RHOADS
                                          --------------------------------------
                                          Karen B. Rhoads,
                                          Vice President of Finance, Treasurer,
                                          and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of April, 2006.

/s/ DANIEL J. HIRSCHFELD
----------------------------------------------       ___________________________
Daniel J. Hirschfeld                                 Bill L. Fairfield
Chairman of the Board and Director                   Director

/s/ DENNIS H. NELSON
----------------------------------------------       ___________________________
Dennis H. Nelson                                     Ralph M. Tysdal
President and Chief Executive Officer                Director
     and Director

/s/ KAREN B. RHOADS
----------------------------------------------       ___________________________
Karen B. Rhoads                                      Bruce L. Hoberman
Vice President of Finance and                        Director
  Chief Financial Officer and Director

/s/ JAMES E. SHADA
----------------------------------------------       ___________________________
James E. Shada                                       David A. Roehr
Executive Vice President of Sales and Director       Director

/s/ ROBERT E. CAMPBELL                               /s/ WILLIAM D. ORR
----------------------------------------------       ---------------------------
Robert E. Campbell                                   William D. Orr
Director                                             Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Buckle, Inc.
Kearney, Nebraska

We have audited the financial statements of The Buckle, Inc., ("the Company") as of January 28, 2006 and January 29, 2005, and for each of the three fiscal years in the period ended January 28, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of January 28, 2006 and the effectiveness of the Company's internal control over financial reporting as of January 28, 2006 and have issued our report thereon dated April 11, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement of the Company's financial statements described in Note M), and have issued our report thereon dated April 11, 2006; such financial statements and reports are included in your 2005 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc., listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 11, 2006

                                    * * * * *

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                        Allowance for
                                                      Doubtful Accounts
                                                      -----------------
Balance, February 2, 2003                             $         217,000

         Amounts charged to costs and expenses                  769,383
         Write-off of uncollectible accounts                   (805,383)
                                                      -----------------
Balance, January 31, 2004                                       181,000

         Amounts charged to costs and expenses                  379,281
         Write-off of uncollectible accounts                   (447,281)
                                                      -----------------
Balance, January 29, 2005                                       113,000

         Amounts charged to costs and expenses                  319,377
         Write-off of uncollectible accounts                   (338,377)
                                                      -----------------
Balance, January 28, 2006                             $          94,000
                                                      =================

                                INDEX TO EXHIBITS

                                                                  PAGE NUMBER OR INCORPORATION
                      EXHIBITS                                            BY REFERENCE TO
---------------------------------------------------------         ----------------------------
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

(10)  Material Contracts

      (10.1)  1991 Stock Incentive Plan                           Exhibit 10.1 to Form S-1
                                                                  No. 33-46294

      (10.2)  1991 Non-Qualified Stock Option Plan                Exhibit 10.2 to Form S-1
                                                                  No. 33-46294

      (10.3)  Non-Qualified Stock Option Plan and                 Exhibit 10.3 to Form S-1
              Agreement With Dennis Nelson                        No. 33-46294

      (10.4)  Acknowledgment for Dennis H. Nelson dated
              March 20, 2006

      (10.5)  Acknowledgment for James E. Shada dated
              March 20, 2006

      (10.6)  Acknowledgment for Brett P. Milkie dated
              March 20, 2006

      (10.7)  Acknowledgment for Patricia K. Whisler
              dated March 20, 2006

      (10.8)  Acknowledgment for Kari G. Smith dated
              March 20, 2006

      (10.10) Cash or Deferred Profit Sharing Plan                Exhibit 10.10 to Form S-1
                                                                  No. 33-46294
      (10.10.1) Non-Qualified Deferred Compensation Plan

      (10.11) Revolving Line of Credit Note dated August          Exhibit 10.11 to Form 10-K
              1, 2003 between The Buckle, Inc. and Wells          filed for the fiscal year ended
              Fargo Bank, N.A. for a $17.5 million line           January 31, 2004
              of credit

      (10.12) Credit Agreement dated August 1, 2003               Exhibit 10.12 to Form 10-K
              between The Buckle, Inc. and Wells                  filed for the fiscal year ended
              Fargo Bank, N.A, regarding $17.5 million            January 31, 2004
              line of credit for working capital and
              letters of credit.

      (10.17) 1993 Director Stock Option Plan                     Exhibit A to Proxy Statement
                                                                  for Annual Meeting held
                                                                  May 26, 1993

      (10.23) 1997 Executive Stock Option Plan                    Exhibit B to Proxy Statement
                                                                  for Annual Meeting held
                                                                  May 28, 1998

      (10.24) 1998 Restricted Stock Plan                          Exhibit C to Proxy Statement
                                                                  for Annual Meeting held
                                                                  May 28, 1998

      (10.27) 2004 Management Incentive Plan                      Exhibit A to Proxy Statement
                                                                  for Annual Meeting held
                                                                  May 28, 2004

      (10.28) 2005 Executive Incentive Plan                       Exhibit A to Proxy Statement
                                                                  for Annual Meeting held
                                                                  June 2, 2005

(12)  Not applicable

(13)  2005 Annual Report to Stockholders

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