Form 10-Q
period 2006-04-29
BUCKLE INC
filed 2006-06-13
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ྑ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one.
☑ Large accelerated filer; ྑ Accelerated filer; ྑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ྑNo ☑

The number of shares outstanding of the Registrant's Common Stock, as of May 26, 2006, was 19,595,389.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	April 29,	January 28,
ASSETS	2006	2006 (1)

CURRENT ASSETS:
Cash and cash equivalents	$19,389	$23,438
Short-term investments	138,172	134,672
Accounts receivable, net of allowance of $62 and $94, respectively	3,354	4,824
Inventory	67,395	68,731
Prepaid expenses and other assets	7,298	6,894
Total current assets	235,608	238,559

PROPERTY AND EQUIPMENT:	203,656	199,618
Less accumulated depreciation and amortization	(111,326)	(108,222)
	92,330	91,396

LONG-TERM INVESTMENTS	43,585	41,654
OTHER ASSETS	2,629	2,657

	$374,152	$374,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,659	$11,119
Accrued employee compensation	6,324	20,096
Accrued store operating expenses	3,805	3,725
Gift certificates redeemable	4,011	5,495
Income taxes payable	5,025	4,696
Total current liabilities	35,824	45,131

DEFERRED COMPENSATION	3,007	2,518
DEFERRED RENT LIABILITY	27,402	26,824
Total liabilities	66,233	74,473

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; issued and
outstanding; 19,552,543 and 19,339,153 shares, respectively	196	193
Additional paid-in capital	39,744	39,651
Retained earnings	267,979	261,948
Unearned compensation - restricted stock	—	(1,999)
Total stockholders’ equity	307,919	299,793

	$374,152	$374,266
(1) As restated, see note 6

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005

SALES, net of returns and allowances	$109,606	$105,547

COST OF SALES (including buying,
distribution and occupancy costs)	70,579	68,298

Gross profit	39,027	37,249

OPERATING EXPENSES:
Selling	21,905	20,893
General and administrative	3,864	4,128
	25,769	25,021

INCOME FROM OPERATIONS	13,258	12,228

OTHER INCOME, Net	1,584	1,481

INCOME BEFORE INCOME TAXES	14,842	13,709

PROVISION FOR INCOME TAXES	5,488	5,088

NET INCOME	$9,354	$8,621

EARNINGS PER SHARE AMOUNTS:

Basic earnings per share	$0.48	$0.42

Diluted earnings per share	$0.47	$0.40

Basic weighted average shares outstanding	19,308	20,665
Diluted weighted average shares outstanding	20,009	21,508

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

		Additional
	Common	Paid-in	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

FISCAL 2006
BALANCE, January 28, 2006	$193	$39,651	$261,948	$(1,999)	$299,793

Reclassify unearned compensation	—	(1,999)	—	1,999	—
Net income	—	—	9,354	—	9,354
Dividends paid on common stock,
($0.17 per share)	—	—	(3,323)	—	(3,323)
Common stock (86,140 shares)
issued on exercise of stock options	1	1,610	—	—	1,611
Issuance of non-vested stock (136,000 shares)	2	(2)	—	—	—
Amortization of non-vested stock grants	—	397	—	—	397
Stock option expense	—	386	—	—	386
Common stock (8,600 shares)
purchased and retired	—	(299)	—	—	(299)

BALANCE, April 29, 2006	$196	$39,744	$267,979	$—	$307,919

FISCAL 2005
BALANCE, January 29, 2005	$217	$26,857	$305,854	$—	$332,928

Net income	—	—	8,621	—	8,621
Dividends paid on common stock,
($0.12 per share)	—	—	(2,264)	—	(2,264)
Common stock (126,654 shares)
issued on exercise of stock options	1	2,304	—	—	2,305
Issuance of non-vested stock (77,500 shares)	1	2,665	—	(2,666)	—
Amortization of non-vested stock grants	—	—	—	167	167
Common stock (3,000,000 shares)
purchased and retired	(30)	—	(83,970)	—	(84,000)

BALANCE, April 30, 2005	$189	$31,826	$228,241	$(2,499)	$257,757

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2006	2005 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,354	$8,621
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	4,456	3,897
Compensation expense - non-vested stock	397	167
Compensation expense - stock options	386	—
Excess tax benefit from employee stock option exercises	(588)	—
Other	15	5
Changes in operating assets and liabilities:
Accounts receivable	1,470	526
Inventory	1,336	(4,700)
Prepaid expenses	(404)	(137)
Accounts payable	5,540	8,725
Accrued employee compensation	(13,772)	(12,003)
Accrued store operating expenses	80	(451)
Gift certificates redeemable	(1,484)	(1,167)
Long-term liabilities and deferred compensation	1,067	555
Income taxes payable	329	234

Net cash flows from operating activities	8,182	4,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,408)	(7,135)
Proceeds from sale of property and equipment	3	16
Decrease in other assets	28	—
Purchases of investments	(19,625)	(24,166)
Proceeds from sales/maturities of investments	14,194	108,543

Net cash flows from investing activities	(10,808)	77,258

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,611	2,305
Excess tax benefit from employee stock option exercises	588	—
Purchases of common stock	(299)	(84,000)
Payment of dividends	(3,323)	(2,264)

Net cash flows from financing activities	(1,423)	(83,959)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,049)	(2,429)

CASH AND CASH EQUIVALENTS, Beginning of period	23,438	16,196

CASH AND CASH EQUIVALENTS, End of period	$19,389	$13,767

Supplemental disclosure: Cash paid during the period for income taxes	$5,453	$4,853

(1) As restated, see note 6

See notes to financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)

1.
Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 28, 2006, included in The Buckle, Inc.'s 2005 Form 10-K.

2.
Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees, executives and directors; as described more fully in the notes included in the Company’s 2005 Annual Report. As of April 29, 2006, 309,550 shares were available for grant under the various stock option plans, of which 195,350 were available for grant to executive officers. Subject to shareholder approval at the Company’s 2006 Annual Meeting, 11,650 shares were available for grant under the Company’s 2005 Restricted Stock Plan as of April 29, 2006, all of which were available for grant to executive officers.

During fiscal 2006, the Company granted 136,000 shares of non-vested common stock under its 2005 Restricted Stock Plan upon approval of the Board of Directors and subject to shareholder approval at the Company’s 2006 Annual Meeting. These grants resulted in $282 of compensation expense recognized during the first quarter of fiscal 2006 on a straight-line basis. The shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets based on growth in fiscal year pre-bonus, pre-tax net income for fiscal 2006.

During fiscal 2005, the Company granted 77,500 of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $115 and $167 of compensation expense recognized on a straight-line basis during the first quarter of fiscal 2006 and first quarter of fiscal 2005, respectively. Due to participants terminating their employment prior to the vesting date, 150 of these shares were forfeited. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the non-forfeited shares vested on March 24, 2006, with the remaining shares vesting 20% on February 3, 2007, 30% on February 2, 2008, and 30% on January 31, 2009.

Beginning with the first quarter of fiscal 2006, the Company adopted FASB Statement No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) utilizing the modified prospective approach and did not restate financial results for prior periods. Upon adoption of SFAS 123(R), management determined that the cumulative effect adjustment from estimated forfeitures was immaterial and, as such, no cumulative effect was recognized during the quarter ended April 29, 2006. Compensation expense was recognized in the first quarter for new awards, based on the grant date fair value, as well as for the portion of awards granted in previous fiscal years that was not vested as of the beginning of the fiscal year. The fair value of non-vested common stock awards is the stock price on the date of grant, while the fair value of stock options is determined using the Black-Scholes option pricing model. The adoption of SFAS 123(R) resulted in $386 of stock option compensation expense recognized during the first quarter of fiscal 2006. Stock option expense is allocated to cost of sales, selling expense and general and administrative expense in a method similar to that of allocating accrued incentive bonus expense. As a result of adopting SFAS No. 123(R), stock option compensation expense reduced the Company’s after-tax net income for the first quarter of fiscal 2006 by $244, or $.01 per share for both basic and diluted earnings per share.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)

Prior to fiscal 2006, the Company accounted for its equity awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For all periods prior to fiscal 2006, there is no recorded expense from the issuance of stock options, as all options granted under the various plans had an exercise price equal to the market value of the common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in the first quarter of fiscal 2005.

Thirteen Weeks Ended
April 30, 2005

Net income, as reported	$8,621
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	104
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(650)

Pro forma net income	$8,075

Earnings per share:
Basic - as reported	$0.42

Basic - pro forma	$0.39

Diluted - as reported	$0.40

Diluted - pro forma	$0.38

The weighted average grant date fair value of options granted during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $14.88 and $13.48 per option, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006		2005

Risk-free interest rate (1)	4.50%		4.25%
Dividend yield (2)	2.00%		1.70%
Expected volatility (3)	45.0%		50.0%
Expected lives (years) (4)	7.0	years	7.0	years

(1) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2) Based on expected dividend yield as of the date of grant.
(3) Based on historical volatility over a period consistent with the expected lives of options.
(4) Based on historical and expected exercise behavior.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)

Options granted during the thirteen weeks ended both April 29, 2006 and April 30, 2005 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an option price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the plan typically vest 25% on the date of grant and 25% on each of the next three successive anniversaries of the date of grant. Non-vested stock options were also granted at market price on the date of grant, have ten-year contractual terms, and generally vest no later than three years from the date of grant.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarters ended April 29, 2006 and April 30, 2005 is as follows:

	2006			2005
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Number	Price	(in thousands)	Number	Price	(in thousands)

Outstanding - beginning
of quarter	2,543,911	$21.39		3,457,219	$19.40
Granted	18,000	34.47		18,000	28.28
Expired/terminated	(1,901)	24.92		(13,759)	27.07
Exercised	(86,140)	18.70		(126,654)	18.20

Outstanding - end of quarter	2,473,870	$21.58	$52,369	3,334,806	$19.47	$49,799
Exercisable - end of quarter	2,036,090	$20.47	$45,359	2,078,005	$17.22	$35,699

The following table summarizes information about stock options outstanding as of April 29, 2006:

Options Outstanding						Options Exercisable
			Weighted				Weighted
			Average		Weighted		Average		Weighted
			Remaining		Average		Remaining		Average
Range of		Number	Contractual		Exercise	Number	Contractual		Exercise
Exercise Prices		Outstanding	Life		Price	Exercisable	Life		Price

8.670	9.292	73,588	0.77		9.26	73,588	0.77		9.26
11.750	17.010	472,070	5.39		16.46	472,070	5.39		16.46
17.188	23.950	1,161,671	3.69		20.93	1,161,671	3.69		20.93
25.750	34.470	766,541	5.75		26.91	328,761	7.05		27.13
		2,473,870	4.56	years	$21.58	2,036,090	4.52	years	$20.47

The total intrinsic value of value of options exercised during the fiscal quarters ended April 29, 2006 and April 30, 2005, respectively, was $1,788 and $1,918. As of April 29, 2006, there was $2,121 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of 2.0 years.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarters ended April 29, 2006 and April 30, 2005 is as follows:

	2006			2005
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Number	Fair Value		Number	Fair Value

Non-Vested - beginning
of quarter	77,500	$34.47	(1)	—
Granted	136,000	35.25		77,500	34.47	(1)
Forfeited	(150)	34.47	(1)	—
Vested	(15,470)	34.47	(1)	—

Non-Vested - end of quarter	197,880	$35.00		77,500	$34.47	(1)

(1) Non-vested shares granted during fiscal 2005. In accorance with APB No. 25, these awards have been valued using the closing price of the Company's common stock at the end of the performance period.

As of April 29, 2006, there was $5,948 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of 3.4 years. The aggregate grant-date fair value of stock options vested during the fiscal quarters ended April 29, 2006 and April 30, 2005, was $2,458 and $2,391, respectively. The tax benefit realized from the exercise of options was $588 and $675 for the fiscal quarters ended April 29, 2006 and April 30, 2005, respectively.

3.
Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 341 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of April 29, 2006, and 328 stores in 38 states as of April 30, 2005. During the first quarter of fiscal 2006, the Company opened four new stores, substantially renovated four stores and closed one store. During the first quarter of fiscal 2005, the Company opened two new stores, substantially renovated two stores and closed one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
Merchandise Group	April 29, 2006	April 30, 2005

Denims	43.6%	41.7%
Tops (including sweaters)	28.4	30.1
Accessories	8.4	9.3
Footwear	8.4	8.6
Sportswear/Fashions	6.3	5.8
Casual bottoms	3.2	3.1
Outerwear	1.6	1.4
Other	0.1	—
	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)

4.
Net Earnings Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and non-vested shares. Options to purchase 67,306 shares of common stock are not included in the computation of diluted earnings per share for the period ended April 30, 2005, because the options would be considered anti-dilutive. There were no anti-dilutive options for the period ended April 29, 2006.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 29, 2006			April 30, 2005
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$9,354	19,308	$0.48	$8,621	20,665	$0.42

Effect of Dilutive
Securities
Stock options and
non-vested shares	—	701	(0.01)	—	843	(0.02)

Diluted EPS	$9,354	20,009	$0.47	$8,621	21,508	$0.40

5.
Related Party Transactions - On March 24, 2005, the Company entered into an agreement with Daniel J. Hirschfeld, founder and Chairman, to purchase a total of 3,000,000 shares of the Company’s outstanding stock from Mr. Hirschfeld. The shares represented approximately 13.8% of the Company’s total outstanding Common Stock. The shares were purchased for $28.00 per share, or a total purchase price of $84 million. The Company retired the purchased shares, reducing the total shares outstanding and reducing Mr. Hirschfeld’s ownership percentage to approximately 53%.

The stock repurchase transaction was negotiated by a Special Committee of The Buckle, Inc.’s Board of Directors. The Special Committee, comprised of all of the Company’s Independent Directors, approved the transaction. In connection with this transaction, the Special Committee received a written fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an international investment bank.

6.	Restatement of Financial Statements

Subsequent to the issuance of its fiscal 2004 financial statements and during the completion of its fiscal 2005 year-end control procedures relating to the accounting for and disclosure of cash and cash equivalents, management discovered an error related to the prior presentation of investments held in auction-rate securities, which are highly liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, on the balance sheet and in the statement of cash flows. As a result, the balance sheet as of January 29, 2005 and the statements of cash flows for the fiscal years ended January 29, 2005 and January 31, 2004 were restated in the Company’s fiscal 2005 Annual Report on Form 10-K.

Subsequent to filing the fiscal 2005 Annual Report on Form 10-K and as a result of control procedures performed during the first quarter of fiscal 2006 relating to the accounting for and disclosure of cash and cash equivalents, management discovered additional errors in the prior presentation of investments held in auction-rate securities and the classification of certain other investment securities.

These additional errors were identified and corrected prior to the filing of this Interim Report on Form 10-Q. The correction of these additional errors in the first quarter of fiscal 2006 resulted in a decrease in cash and cash equivalents and an increase in short-term and long-term investments on the balance sheet as of January 28, 2006 and corresponding adjustments to cash flows from investing activities on the statement of cash flows for the thirteen week period ended April 30, 2005. The additional errors did not impact the statements of income or statements of stockholders’ equity. The statement of cash flows for the quarter ended April 30, 2005 and the balance sheet as of January 28, 2006 have, however, been restated in this Interim Report on Form 10-Q in order to reflect the correction of these additional errors.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2006 AND APRIL 30, 2005
(Unaudited)

Following is a summary of the effects of the correction of these additional errors on the Company’s statement of cash flows for the quarter ended April 30, 2005 and balance sheet as of January 28, 2006.

	Statements of Cash Flows
	As
	previously
Fiscal quarter ended April 30, 2005	reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(7,699)	$(16,467)	$(24,166)
Proceeds from sales/maturities of investments	6,880	101,663	108,543
Net decrease in cash and cash equivalents	(87,625)	85,196	(2,429)

	Balance Sheet
	As
	previously
January 28, 2006	reported	Adjustments	As restated
Current Assets
Cash and cash equivalents	$36,141	$(12,703)	$23,438
Short-term investments	129,453	5,219	134,672
Long-term investments	34,170	7,484	41,654

This Form 10-Q also includes restated financial statement information for the prior years ended January 28, 2006, January 29, 2005 and January 31, 2004 to further adjust for the additional errors in the classification of auction-rate securities and certain other investments as cash equivalents rather than as short-term and long-term investments as explained above. The Company will file as soon as practicable, Form 10-K/A for the fiscal year ended January 28, 2006 to restate its balance sheets as of January 28, 2006 and January 29, 2005 and its statement of cash flows for the fiscal year ended January 28, 2006 as it relates to the presentation of these securities. The additional errors did not impact the statements of income or statements of stockholders’ equity. The correction of these additional errors results in a reduction in cash and cash equivalents of $12.7 million and $24.0 million and an increase in the short-term investments of $5.2 million and $13.6 million and an increase in long-term investments of $7.5 million and $10.4 million, at January 28, 2006 and January 29, 2005, respectively. On the statements of cash flows, the correction of these additional errors results in an increase in the amounts of purchases of investments of $9.1 million, $13.6 million and $6.9 million for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto of the Company included in this Form 10-Q. The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements.

Management’s Discussion and Analysis has been revised for the effects of the restatement discussed in Note 6 to the financial statements.

EXECUTIVE OVERVIEW

Management considers the following items to be key performance indicators in evaluating Company performance.

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented. Stores which have been remodeled, expanded and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Management considers comparable store sales to be an important indicator of current company performance, helping leverage certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net earnings.

Net Merchandise Margins - Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns, could have an adverse effect on the Company’s gross margin and results of operations.

Operating Margin - Operating margin is a good indicator for management of the Company’s success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs and the Company’s ability to control operating costs.

Cash Flow and Liquidity (working capital) - Management reviews current cash and short-term investments along with cash flow from operating, investing and financing activities to determine the Company’s short-term cash needs for operations and expansion. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended April 29, 2006, and April 30, 2005:

	Percentage of Net Sales
	Thirteen Weeks Ended		Percentage
	April 29, 2006	April 30, 2005	Increase/(Decrease)

Net sales	100.0%	100.0%	3.8%
Cost of sales (including buying,
distribution and occupancy costs)	64.4%	64.7%	3.3%
Gross profit	35.6%	35.3%	4.8%
Selling expenses	20.0%	19.8%	4.8%
General and administrative expenses	3.5%	3.9%	-6.4%
Income from operations	12.1%	11.6%	8.4%
Other income, net	1.4%	1.4%	6.9%
Income before income taxes	13.5%	13.0%	8.3%
Provision for income taxes	5.0%	4.8%	7.9%
Net income	8.5%	8.2%	8.5%

Net sales increased from $105.5 million in the first quarter of fiscal 2005 to $109.6 million in the first quarter of fiscal 2006, a 3.8% increase. Comparable store sales decreased by $1.4 million, or 1.3%, for the thirteen week period ended April 29, 2006, compared to the same period in the prior year. The comparable store sales decrease was primarily due to a decrease in the number of transactions at comparable stores during the period, partially offset by a 4.9% increase in the average retail price per piece of merchandise sold during the period and a 2.6% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was, therefore, attributable to the inclusion of a full three months of operating results for the 15 new stores opened during fiscal 2005, to the opening of four new stores during the first thirteen weeks of fiscal 2006 and to growth in online sales.

The Company’s average retail price per piece of merchandise sold increased $1.78, approximately 4.9%, during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This $1.78 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.8% increase in denim price points ($0.90), a 6.5% increase in footwear price points ($0.19), a 7.7% increase in woven shirt price points ($0.15), a 1.6% increase in knit shirt price points ($0.13) and a shift in the merchandise mix ($0.55). These increases were partially offset by reduced outerwear price points. These changes are primarily a reflection of merchandise shifts in terms of brands; products styles, fabrics, details and finishes; and the mix of branded versus private label merchandise. Average sales per square foot for the quarter decreased 1.9% from $64.23 to $63.02.

Gross profit after buying, occupancy, and distribution expenses increased $1.8 million in the first quarter of fiscal 2006 to $39.0 million, a 4.8% increase. As a percentage of net sales, gross profit increased from 35.3% in the first quarter of fiscal 2005 to 35.6% in the first quarter of fiscal 2006. This increase was primarily attributable to a 0.74% improvement in actual merchandise margins achieved through timely sell-through on new products and an increase in sales of private label merchandise, which achieves higher margins as a result of greater initial mark-up. Gross profit improvement was also impacted by a 0.1% reduction, as a percentage of net sales, in the incentive bonus accrual and a 0.1% reduction, as a percentage of net sales, in certain distribution costs. These improvements were, however, partially offset by increases in occupancy expense (0.5%, as a percentage of net sales) and buying expense (0.1%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling expenses increased from $20.9 million for the first quarter of fiscal 2005 to $21.9 million for the first quarter of fiscal 2006, a 4.8% increase. As a percentage of net sales, selling expenses increased from 19.8% in the first quarter of fiscal 2005 to 20.0% in the first quarter of fiscal 2006. The increase was primarily attributable to increases in internet-related fulfillment and marketing expenses (0.6%, as a percentage of net sales), stock option compensation expense as a result of FASB Statement 123(R) adoption during fiscal 2006 (0.3%, as a percentage of net sales), store fixture expense (0.1%, as a percentage of net sales), health insurance costs (0.1%, as a percentage of net sales) and bankcard fees (0.1%, as a percentage of net sales). These increases were partially offset by a 0.5% reduction, as a percentage of net sales, in the incentive bonus accrual and a 0.4% reduction, as a percentage of net sales, in advertising spending as well as reductions in certain other selling expenses.

General and administrative expenses decreased from $4.1 million in the first quarter of fiscal 2005 to $3.9 million in the first quarter of fiscal 2006, a 6.4% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.9% in the first quarter of fiscal 2005 to 3.5% in the first quarter of fiscal 2006. The decrease in general and administrative expense, as a percentage of net sales, resulted primarily from a 0.5% reduction, as a percentage of net sales, in professional fees (primarily related to fees incurred in the first quarter of fiscal 2005 as a result of the Company’s stock repurchase from its founder), a 0.3% reduction, as a percentage of net sales, in the incentive bonus accrual and a 0.1% reduction, as a percentage of net sales, in corporate aircraft expenses. These reductions were partially offset by increases in equity compensation expense partially resulting from FASB Statement 123(R) adoption during fiscal 2006 (0.3%, as a percentage of net sales), home office payroll expense (0.1%, as a percentage of net sales) and certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 8.4% to $13.3 million for the first quarter of fiscal 2006 compared to $12.2 million for the first quarter of fiscal 2005. Income from operations was 12.1% of net sales for the first quarter of fiscal 2006 compared to 11.6% for the first quarter of fiscal 2005.

Other income for the quarter ended April 29, 2006, increased 6.9% from other income for the quarter ended April 30, 2005. The increase in other income during the quarter was attributable to an increase in interest income earned on the Company’s cash and investments, as a result of higher interest rates.

Income tax expense as a percentage of pre-tax income was 37.0% in the first quarter of fiscal 2006 compared to 37.1% in the first quarter of fiscal 2005, bringing net income to $9.4 million in the first quarter of fiscal 2006 compared to $8.6 million in the first quarter of fiscal 2005, an increase of 8.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 2006, the Company had working capital of $205.0 million, including $28.4 million of cash and cash equivalents, and short-term investments of $134.4 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first quarter of fiscal 2006, the Company’s operating activities provided $8.8 million in net cash flow compared to the first quarter of fiscal 2005, when the Company’s operating activities provided $4.3 million.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments, and construction costs for new and remodeled stores. The differences in cash flow for the first three months of fiscal 2006 compared to the first three months of fiscal 2005 were primarily due to growth in net income, a reduction of inventory, greater purchases of investments and reduced purchases of property and equipment. During the first quarter of fiscal 2005, the Company completed a repurchase of 3 million shares of common stock, resulting in a cash payout of $84 million.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of fiscal 2006 and 2005, the Company invested $4.7 million and $4.6 million, respectively, in new store construction, store renovation and store technology upgrades. The Company also spent $0.7 million and $2.5 million in the first quarters of fiscal 2006 and 2005, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2006, the Company anticipates completing approximately 18 additional store construction projects, including approximately 13 new stores and approximately 5 stores to be remodeled and/or relocated. As of April 29, 2006, ten additional lease contracts have been signed, and additional leases are in various stages of negotiation.

Management now estimates that total capital expenditures during fiscal 2006 will be approximately $27.5 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of April 29, 2006, had total cash and investments of $201.1 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company’s plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years’ average. Based upon past results and current plans, management does not anticipate any material changes in the Company’s need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability and cash flows. Also, the Company’s acceleration in store openings and/or remodels or the Company entering into a merger, acquisition or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2006 or 2005.

Restatement of Previously Issued Financial Statements

Subsequent to the issuance of its fiscal 2004 financial statements and during the completion of its fiscal 2005 year-end control procedures relating to the accounting for and disclosure of cash and cash equivalents, management discovered an error related to the prior presentation of investments held in auction-rate securities, which are highly liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, on the balance sheet and in the statement of cash flows. As a result, the balance sheet as of January 29, 2005 and the statements of cash flows for the fiscal years ended January 29, 2005 and January 31, 2004 were restated in the Company’s fiscal 2005 Annual Report on Form 10-K.

Subsequent to filing the fiscal 2005 Annual Report on Form 10-K and as a result of control procedures performed during the first quarter of fiscal 2006 relating to the accounting for and disclosure of cash and cash equivalents, management discovered additional errors in the prior presentation of investments held in auction-rate securities and the classification of certain other investment securities.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The additional errors discussed above and in Note 6 to the accompanying financial statements have resulted in management’s decision to restate previously issued financial statements for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. The Company intends to file as soon as practicable, a Form 10-K/A to amend its Annual Report for the fiscal year ended January 28, 2006 to restate its balance sheet as of January 28, 2006 and January 29, 2005 and its statement of cash flows for the fiscal year ended January 28, 2006 as it relates to the presentation of these securities. The correction of these additional errors did not impact the statements of income or statements of stockholders’ equity. The correction of these additional errors resulted in a decrease in cash and cash equivalents of $12.7 million and $24.0 million, an increase in short-term investments of $5.2 million and $13.6 million and an increase of long-term investments of $7.5 million and $10.4 million at January 28, 2006 and January 29, 2005, respectively. On the statement of cash flows, the correction of these additional errors results in an increase in the purchases of investments of $9.1 million, $13.6 million and $6.9 million for the fiscal year ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Following is a summary of the effects of the correction of these additional errors on the Company’s balance sheet as of January 28, 2006 and January 29, 2005 and its statements of cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

	Balance Sheet
	As
	previously
January 28, 2006	reported	Adjustments	As restated
Current Assets
Cash and cash equivalents	$36,141	$(12,703)	$23,438
Short-term investments	129,453	5,219	134,672
Long-term investments	34,170	7,484	41,654

	Balance Sheet
	As
	previously
January 29, 2005	reported	Adjustments	As restated
Current Assets
Cash and cash equivalents	$40,206	$(24,010)	$16,196
Short-term investments	159,214	$13,647	172,861
long-term investments	44,032	$10,363	54,395

	Statements of Cash Flows
	As
	previously
Fiscal year ended January 28, 2006	reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(106,076)	$9,050	$(115,126)
Proceeds from sales/maturities of investments	145,699	(20,357)	166,056
Net increase (decrease) in cash and cash equivalents	(4,065)	11,307	7,242

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Statements of Cash Flows
	As
	previously
Fiscal year ended January 29, 2005	reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(119,873)	$13,559	$(133,432)
Proceeds from sales/maturities of investments	92,495	(3,260)	95,755
Net decrease in cash and cash equivalents	20,105	(10,299)	9,806

	Statements of Cash Flows
	As
	previously
Fiscal year ended January 31, 2004	reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(135,342)	$6,900	$(142,242)
Proceeds from sales/maturities of investments	96,097	(10,463)	106,560
Net decrease in cash and cash equivalents	(6,250)	3,563	(2,687)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.
Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer.   Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability for unredeemed gift cards and gift certificates is recorded at the time of purchase. The liability recorded for unredeemed gift cards and gift certificates was $4.0 million and $5.5 million as of April 29, 2006, and January 28, 2006, respectively.

The Company establishes a liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $263,000 at April 29, 2006, and $308,000 at January 28, 2006.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.4 million and $6.5 million as of April 29, 2006 and January 28, 2006, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made.

4.
Operating Leases. The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of income.

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

OFF-BALANCE SHEET ARRANGEMENTS,
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

As referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company. Based on management’s review of the terms and conditions of its contractual obligations and commercial commitments, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition or results of operations or cash flows. In addition, the commercial obligations and commitments made by the Company are customary transactions which are similar to those of other comparable retail companies.

The following tables identify the material obligations and commitments as of April 29, 2006:
	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$535	$535	$—	$—	$—
Deferred compensation	$3,007	$—	$—	$—	$3,007
Operating leases	$200,098	$34,885	$63,027	$48,244	$53,942
Total contractual obligations	$203,640	$35,420	$63,027	$48,244	$56,949

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$—	$—	$—	$—	$—
Total commercial commitments	$—	$—	$—	$—	$—

The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit, that is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2006 or the first quarter of fiscal 2005. The Company had outstanding letters of credit totaling $173 and $895 at April 29, 2006 and January 28, 2006, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2003, 2004, and 2005, the Christmas and back-to-school seasons accounted for approximately 40%, 38% and 37%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended April 29, 2006, and April 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company adopted SFAS 123(R) effective with the first quarter of fiscal 2006 utilizing the modified prospective approach, with the Black-Scholes option pricing model used to calculate the fair value of stock options. Compensation expense was recorded for new awards based on their grant date fair value. Additionally, for the portion of previously issued and outstanding awards, that were not vested as of the beginning of the fiscal year, compensation expense was recorded based on previously disclosed SFAS 123 methodologies and valuations, beginning with the first quarter of fiscal 2006 reported herein. The adoption of SFAS 123(R) had an impact on reported per share diluted net earnings for the first quarter of fiscal 2006 of approximately $0.01. The adoption had no impact on reported basic or diluted per share net earnings for the first quarter of fiscal 2005, as the Company has elected to utilize the modified prospective approach.

FORWARD LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management’s discussion and analysis contains certain forward-looking statements, which reflect management’s current views and estimates of future economic conditions, company performance and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors and general economic conditions, economic conditions in the retail apparel industry, as well as other risks and uncertainties inherent in the Company’s business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K “Quantitative and Qualitative Disclosures about Market Risk,” and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. In performing this evaluation, management considered its controls over the accounting for and disclosure of its investments. As a result of the errors identified during the first quarter of fiscal 2006, management has determined that a material weakness in internal control over financial reporting related to the accounting for and disclosure of investments had not been remediated as of January 28, 2006 and continues to exist as of the end of the period covered by this report.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that information required to be disclosed by the Company in the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

Management is continuing to implement additional transaction level controls over the accounting for and disclosure of its investments and believes that these expanded transaction level control activities for the classification of individual investments will allow the Company to fully remediate this material weakness.

There were no other changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings:None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended April 29, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 29, to Feb. 25, 2006	8,600	$34.78	8,600	181,000
Feb. 26, to April 1, 2006	—	—	—	681,000
April 2, to April 29, 2006	—	—	—	681,000
	8,600	$34.78	8,600

On March 27, 2006, the Company announced that its Board of Directors had authorized the addition of 500,000 shares to the 500,000 share repurchase plan originally authorized by the Board on October 12, 2005, bringing the total shares authorized under the plan to 1,000,000.

Item 3.  Defaults Upon Senior Securities:None

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

THE BUCKLE, INC.

Dated: June 13, 2006	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO

Dated: June 13, 2006	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President of Finance and CFO