Form 10-K/A
period 2006-01-28
BUCKLE INC
filed 2006-07-11
CIK 885245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________

Commission File Number: 001-12951

 THE BUCKLE, INC.
(Exact name of Registrant as specified in its charter)
Nebraska	47-0366193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2407 West 24th Street, Kearney, Nebraska	68845-4915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (308) 236-8491

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one.
☐ Large accelerated filer;  ☑ Accelerated filer; ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 27, 2006 for Registrant’s 2006 Annual Meeting of Shareholders to be held June 2, 2006 are incorporated by reference in Part III.

Explanatory Note

This Amendment No. 1 to The Buckle, Inc.’s (the “Company”) Annual Report on Form 10-K/A ("Form 10-K/A") is being filed in order to correct the previously issued historical financial statements as of January 28, 2006 and January 29, 2005 and for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, originally filed with the Securities and Exchange Commission (the "SEC") on April 13, 2006 (the "Original Filing"). The corrections are to report the proper presentation of investments held in auction-rate securities and the classification of certain other investment securities on the balance sheet and in the statement of cash flows. The corrections had no impact on previously issued statements of income or statements of stockholders equity. See Note M: "Restatement of Previously Issued Financial Statements" under Notes to Financial Statements included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K/A for additional discussion and a summary of the effect of these changes on the Company's financial statements as of January 28, 2006 and January 29, 2005 and for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

This Form 10-K/A amends and restates only Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements. The remaining Items contained within this Amendment No. 1 on Form 10-K/A consist of all other Items originally contained on Form 10-K for the fiscal year ended January 28, 2006. These remaining Items are not amended hereby, but are included for the convenience of the reader. Except for the forgoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

The Buckle, Inc.
Form 10-K/A
January 28, 2006

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

Available Information

The Company’s annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission, are publicly available free of charge on the Investor Information section of the Company’s website at www.buckle.com as soon as reasonably practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission. The Company’s corporate governance policies, ethics code and Board of Directors’ committee charters are also posted within this section of the website. The information on the Company’s website is not part of this or any other report The Buckle, Inc. files with, or furnishes to, the Securities and Exchange Commission.

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

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table.

	Percentage of Net Sales
	Fiscal 2005	Fiscal 2004	Fiscal 2003
Denims	42.7%	40.3%	36.2%
Tops (including sweaters)	29.8	31.8	32.1
Accessories	10.2	11.4	11.4
Footwear	8.1	7.6	8.9
Outerwear	3.5	2.5	2.9
Sportswear/fashions	3.1	4.2	4.5
Casual bottoms	2.5	2.1	3.8
Other	0.1	0.1	0.2
	100.0%	100.0%	100.0%

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

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities and read the latest Buckle financial news. The Company has an opt-in online database. National email campaigns are sent bi-monthly and weekly store targeted messages are sent notifying members of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. The Buckle Online Store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. Offering a growing selection of the merchandise inventory online, the Company presents the online store as a “taste test” in new markets as well as a cross-channel tool in existing markets, which means guests can shop both in the physical stores and via the online store.

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

The Company places great importance on educating quality personnel. Along with sharing career opportunities with Buckle employees, the Company recruits interns and management trainees from college campuses. A majority of the Company’s store managers, all of its Area and District managers and most of its upper level management are former salespeople, including the President and CEO, Dennis H. Nelson and Chairman, Daniel J. Hirschfeld. Recognizing talent and promoting managers from within allows the Company to build a strong foundation for management.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in approximately 99% of the Company’s stores as well as surveillance camera systems in approximately 81% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales for fiscal 2005, 0.7% of net sales for fiscal 2004 and 0.6% for fiscal year 2003.

The average store is approximately 4,900 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team includes the President, the Vice President of Women’s Merchandising, four women’s buyers, two men’s merchandisers and three buyers. The top four members of this buying team combined, have over 90 years of experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

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

In fiscal 2005, Lucky Brand Dungarees and Koos Manufacturing (one of the Company’s private label producers) made up 20.8% and 20.2% of the Company’s net sales, respectively. No other vendor accounted for more than 10% of the Company’s sales. Other current significant vendors include Silver, Fossil, Ecko, LeTigre, Billabong, Quiksilver/Roxy and Hurley. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company completed an 82,200 square foot expansion to its corporate headquarters facility during fiscal 2005. This expansion allows additional space for our supplies and returns-to-vendor departments, as well as housing the Company’s online fulfillment and customer service center. The online fulfillment center occupies approximately 100,000 square feet of space on three levels. The spaces vacated by supplies and returns will be renovated in fiscal 2006 to add new office space. The distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and directs transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores
Alabama	5	Louisiana	8	Oregon	2
Arizona	8	Michigan	17	Pennsylvania	5
Arkansas	5	Minnesota	12	South Carolina	1
California	12	Mississippi	5	South Dakota	3
Colorado	12	Missouri	14	Tennessee	10
Florida	6	Montana	5	Texas	37
Georgia	4	Nebraska	15	Utah	10
Idaho	5	Nevada	2	Virginia	2
Illinois	17	New Mexico	4	Washington	10
Indiana	12	North Carolina	8	West Virginia	2
Iowa	19	North Dakota	3	Wisconsin	13
Kansas	16	Ohio	13	Wyoming	1
Kentucky	5	Oklahoma	13	Total	341

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

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1996 to the end of fiscal 2005:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Total
1996	164	17	-	181
1997	181	19	1	199
1998	199	24	1	222
1999	222	27	1	248
2000	248	28	2	274
2001	274	24	3	295
2002	295	11	2	304
2003	304	16	4	316
2004	316	13	2	327
2005	327	15	4	338

The Company's criteria used when considering a particular location for expansion include:

1. Market area, including proximity to existing markets to capitalize on name recognition;
2. Trade area population (number, average age, and college population);
3. Economic vitality of market area;
4. Mall location, anchor tenants, tenant mix, average sales per square foot;
5. Available location within a mall, square footage, storefront width, and ability to use the current store design;
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

The virtual private network for communication with the stores also supports the Company’s intranet site. The intranet allows stores to view various types of information from the corporate office, including timely information from the advertising, merchandising and benefits departments. Stores also have access to a variety of tools such as a product search feature with pictures, printable forms and links to transmit various requests and information to the corporate office.

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

Trademarks

"BUCKLE”, “BKLE”, “RECLAIM”, “BKE”, "THE BUCKLE" and “GIMMICK” are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

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

Karen B. Rhoads, age 47. Ms. Rhoads is the Vice-President-Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Buckle since November 1987.

James E. Shada, age 50. Mr. Shada is Executive Vice President-Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and served as Vice President-Sales from April 19, 1991 until such date. Mr. Shada was elected Director of the Company on May 30, 2002. He began employment with the Company in November of 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in site selection and development and education of personnel as store managers and as area and district managers.

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

Patricia K. Whisler, age 49. Ms. Whisler is Vice President-Women’s Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

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

ITEM 1A – RISK FACTORS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995 and Risk Factors

Certain statements herein, including anticipated store openings, trends in or expectations regarding The Buckle, Inc.’s revenue and net earnings growth, comparable store sales growth, cash flow requirements and capital expenditures, all constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, changes in product mix, changes in fashion trends and/or pricing, competitive factors, general economic conditions, economic conditions in the retail apparel industry, successful execution of internal performance and expansion plans and other risks detailed herein and in The Buckle, Inc.’s other filings with the Securities and Exchange Commission.

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

Merchandising/Fashion Sensitivity. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately and timely to the changes in fashion trends would reduce the Company’s net sales and profitability. Misjudgments or unanticipated fashion changes could have a negative impact on the Company’s image with its customers, which would also reduce the Company’s net sales and profitability.

Private Label Merchandise. Sales from private label merchandise accounted for approximately 33% and 28% of the net sales for fiscal 2005 and fiscal 2004, respectively. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded product, thus reductions in the private label mix would decrease the Company’s merchandise margin and, as a result, reduce net earnings.

Fluctuations in Comparable Store Net Sales Results. The Company’s comparable store net sales results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. As a result of these or other factors, the Company’s future comparable sales could decrease, reducing overall net sales and profitability. These reductions could also cause the market price of the Company’s common stock to decline.

Expansion and Management of Growth. The Buckle, Inc.’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2006, the Company plans to open 15-17 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s sales revenues.

Reliance on Key Personnel. The continued success of the Buckle, Inc. is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus causing a reduction in net earnings. The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s failure to attract and retain qualified personnel could reduce the number of new stores the Company could open in a year which would cause net sales to decline, could create additional operating expenses and reduce overall profitability for the Company.

Dependence on a Single Distribution Facility. The distribution function for all of the Company’s stores is handled from a single facility in Kearney, Nebraska. Any significant interruption in the operation of the distribution facility due to natural disasters, system failures or other unforeseen causes would impede the distribution of merchandise to the stores, causing a decline in store inventory, a reduction in store sales and a reduction in company profitability. There can be no assurance that the current facilities will be adequate to support the Company’s future growth.

Reliance on Foreign Sources of Production. The Company purchases a portion of its private label merchandise directly in foreign markets. In addition, some of the Company’s domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes and other charges on imports and local business practice and political issues which may result in adverse publicity. The Company’s inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company’s net sales and also in net earnings.

Dependence upon Maintaining Sales Growth in the Highly Competitive Retail Apparel Industry. The specialty retail industry is highly competitive. The Company competes primarily on the basis of fashion, selection, quality, price, location, service and store environment. The Company faces a variety of competitive challenges, including:

•	anticipating and responding timely to changing customer demands and preferences;
•	effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;
•	providing unique, high-quality merchandise in styles, colors and sizes that appeal to consumers;
•	sourcing merchandise efficiently;
•	competitively pricing merchandise and creating customer perception of value.

There is no assurance that the Company will be able to compete successfully in the future.

Reliance on Consumer Spending Trends. The continued success of the Company depends, in part, upon numerous factors that effect the levels of individual disposable income and thus, consumer spending. Factors include the political environment, economic conditions, employment, consumer debt, interest rates, inflation and consumer confidence. A decline in consumer spending, for any reason, could have an adverse effect on the Company’s sales, gross profits and results from operations.

Modifications and/or Upgrades to Information Technology Systems May Disrupt Operations. The Company relies upon its various information systems to manage its operations and regularly evaluates its information technology in order for management to implement investments in maintaining, modifying, upgrading or replacing these systems. There are inherent risks associated with replacing or changing these systems. Any delays, errors in capturing data or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s business.

The Company cautions that the risk factors described above could cause actual results to vary materially from those anticipated from any forward-looking statements made by or on behalf of the Company. Management cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to vary from those contained in forward-looking statements.

ITEM 1B – UNRESOLVED STAFF COMMENTS
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

Year	Number of expiring leases
2007	58
2008	36
2009	31
2010	53
2011	41
2012	28
2013	22
2014 and later	72
Total	341

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2006 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building also houses the Company’s screenprinting operations. The Company also acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the first of ten five-year renewal options, which expires on October 31, 2006.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company’s first ever cash dividend of $.10 per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004. During fiscal 2004, the Company continued quarterly dividend payments with $.10 per share paid during each of the first two quarters and $.12 per share for the third and fourth quarters. Dividend payments continued during fiscal 2005 with $.12 per share paid in the first quarter, $.15 per share paid in the second quarter and $.17 per share paid in the third and fourth quarters.

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 28, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plans
Oct. 30, to Nov. 26, 2005	53,300	$34.08	53,300	$15,061,932
Nov. 27, to Dec. 31, 2005	205,000	$32.76	205,000	$7,785,960
Jan. 1, 2006 to Jan. 28, 2006	51,900	$33.27	51,900	$6,471,617
	310,200	$33.07	310,200

On October 13, 2005, the Company announced a new 500,000 share repurchase plan. The shares purchased during the quarter ended January 28, 2006 were pursuant to this plan, which had 189,600 shares remaining as of January 28, 2006.

The number of record holders of the Company’s common stock as of March 30, 2006 was 351. Based upon information from the principal market makers, the Company believes there are approximately 2,600 beneficial owners. The closing price of the Company’s common stock on March 30, 2006 was $41.00.

Additional information required by this item is incorporated by reference to the information on page 32 of the Company’s 2005 Annual Report to Shareholders under the caption “Stock Prices by Quarter.” The remainder of the information required by this item appears in the Notes to Financial Statements under Footnote I "Stock-Based Compensation" on pages 36 and 37 of this Form 10-K/A.

ITEM 6 - SELECTED FINANCIAL DATA

In thousands, except earnings per share and store operating data

The following selected financial data are derived from the financial statements of The Buckle, Inc. (the “Company”) and have been restated to reflect adjustment to the original Form 10-K that are further discussed in Note M: “Restatement of Previously Issued Financial Statements” under Notes to Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of the Form 10-K/A. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section “Certain Additional Risks and Uncertainties” in the Company’s Annual Report on Form 10-K/A and the Company’s financial statements and notes thereto.

	SELECTED FINANCIAL DATA (Amounts in Thousands Except Share, Per Share Amounts and Selected Operating Data)
	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004	February 1, 2003	February 2, 2002
Income Statement Data
Net sales	$501,101	$470,937	$422,820	$401,060	$387,638
Cost of sales (including buying, distribution and occupancy costs)	307,063	299,958	280,004	269,516	259,994
Gross profit	194,038	170,979	142,816	131,544	127,644
Selling expenses	100,148	89,008	79,668	74,754	69,786
General and administrative expenses	17,568	18,599	15,045	10,979	10,939
Income from operations	76,322	63,372	48,103	45,811	46,919
Other income, net	6,123	4,470	4,688	4,698	4,820
Income before income taxes	82,445	67,842	52,791	50,509	51,739
Provision for income taxes	30,539	24,613	19,112	18,434	19,097
Net income	$51,906	$43,229	$33,679	$32,075	$32,642
Basic earnings per share	$2.64	$2.02	$1.60	$1.52	$1.57
Diluted earnings per share	$2.54	$1.94	$1.56	$1.47	$1.51
Dividends declared per share (a)	$0.61	$0.44	$0.20	$0.00	$0.00

Selected Operating Data
Stores open at end of period	338	327	316	304	295
Average sales per square foot	$298	$291	$274	$274	$279
Average sales per store (000's)	$1,474	$1,454	$1,350	$1,334	$1,352
Comparable store sales change (b)	1.4%	6.3%	1.1%	-0.5%	-6.2%
Balance Sheet Data (c) (d)
Working capital	$193,428	$219,231	$174,188	$142,840	$147,675
Long-term investments	$41,654	$54,395	$59,137	$56,248	$30,510
Total assets	$374,266	$405,543	$356,222	$318,011	$282,871
Long-term debt	-	-	-	-	-
Stockholders' equity	$299,793	$332,928	$293,845	$261,027	$230,046

(a) The Company declared and paid its first ever quarterly cash dividends of $.10 per share in both the third and fourth quarters of fiscal 2003. Cash dividends of $.10 per share were paid in the first and second quarters of fiscal 2004 and $.12 per share in the third and fourth quarters of fiscal 2004. For fiscal 2005, the Company paid cash dividends of $.12 per share in the first quarter, $.15 per share in the second quarter and $.17 per share in the third and fourth quarters.

(b) Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period presented. Stores which have been remodeled, expanded and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Online sales are excluded from comparable store sales.
(c)  At the end of the period.
(d) As restated, see note M.

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

The additional errors discussed above and in Note M to the accompanying financial statements have resulted in management’s decision to restate its previously issued balance sheet as of January 28, 2006 and January 29, 2005 and its statement of cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, as it relates to the presentation of these securities. The correction of these additional errors did not impact the statements of income or statements of stockholders’ equity. The correction of these additional errors resulted in a decrease in cash and cash equivalents of $12.7 million and $24.0 million, an increase in short-term investments of $5.2 million and $13.6 million and an increase of long-term investments of $7.5 million and $10.4 million at January 28, 2006 and January 29, 2005, respectively. On the statement of cash flows, the correction of these additional errors results in an increase in the purchases of investments of $9.1 million, $13.6 million and $6.9 million and an increase in proceeds from sales/maturities of investments of $20.4 million, $3.3 million and $10.5 million for the fiscal year ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The accompanying Management’s Discussion and Analysis gives effect to these corrections.

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

Net Merchandise Margins - Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross margin and results of operations.

Operating Margin - Operating margin is a good indicator for Management of the Company’s success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs and the Company’s ability to control operating costs.

Cash Flow and Liquidity (working capital) - Management reviews current cash and short-term investments along with cash flow from operating, investing and financing activities to determine the Company’s short-term cash needs for operations and expansion. The Company believes that existing cash, short-term investments and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

Results of Operations

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period.

	Percentage of Net Sales For Fiscal Years Ended			Percentage Increase (Decrease) Fiscal Year
	January 28, 2006	January 29, 2005	January 31, 2004	2004 to 2005	2003 to 2004
Income Statement Data
Net sales	100.0%	100.0%	100.0%	6.4%	11.4%
Cost of sales (including buying, distribution and occupancy costs)	61.3%	63.7%	66.2%	2.4%	7.1%
Gross profit	38.7%	36.3%	33.8%	13.5%	19.7%
Selling expenses	20.0%	18.9%	18.8%	12.5%	11.7%
General and administrative expenses	3.5%	3.9%	3.6%	-5.5%	23.6%
Income from operations	15.2%	13.5%	11.4%	20.4%	31.7%
Other income	1.3%	0.9%	1.1%	37.0%	-4.6%
Income before income taxes	16.5%	14.4%	12.5%	21.5%	28.5%
Provision for income taxes	6.1%	5.2%	4.5%	24.1%	28.8%
Net income	10.4%	9.2%	8.0%	20.1%	28.4%

Fiscal 2005 Compared to Fiscal 2004

Net sales increased from $470.9 million in fiscal 2004 to $501.1 million in fiscal 2005, a 6.4% increase. Comparable store sales increased by $6.2 million, or 1.4% for the 52-week period ended January 28, 2006 compared to the same 52-week period in the prior year. The comparable store sales increase during the period resulted primarily from a 4.5% increase in the average retail price per piece of merchandise sold and a 1.0% increase in the average number of units sold per transaction, partially offset by a decrease in the number of transactions at comparable stores during the period. Sales growth for the 52-week period was also attributable to the inclusion of a full year of operating results for the 13 new stores opened during fiscal 2004, to the opening of 15 new stores during fiscal 2005 and to growth in online sales.

The Company’s average retail price per piece of merchandise increased $1.61, approximately 4.5%, in fiscal 2005 compared to fiscal 2004. This $1.61 increase in the average price per piece was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.5% increase in denim price points ($0.86), a 2.6% increase in knit shirt price points ($0.20), a 1.8% increase in woven shirt price points ($0.05) and a shift in the merchandise mix ($1.06). These increases were partially offset by reduced price points for outerwear ($0.26), accessories ($0.14), footwear ($0.07) and sportswear ($0.06). These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label. Average sales per square foot for fiscal 2005 increased 2.4% from $291 to $298.

Gross profit after buying, distribution and occupancy costs increased $23.1 million in fiscal 2005 to $194.0 million, a 13.5% increase. As a percentage of net sales, gross profit increased from 36.3% in fiscal 2004 to 38.7% in fiscal 2005. The increase was primarily attributable to a 2.0% improvement, as a percentage of net sales, in actual merchandise margins, achieved through timely sell-throughs on new product and an increase in sales of private label merchandise, which achieves a higher margin due to greater initial mark-up. Gross profit improvement was also impacted by a 0.3% reduction, as a percentage of net sales, in occupancy costs and a 0.1% reduction, as a percentage of net sales, related to reduced incentive bonus expense. Merchandise shrinkage decreased from 0.7% in fiscal 2004 to 0.6% in fiscal 2005.

Selling expenses increased from $89.0 million for fiscal 2004 to $100.1 million for fiscal 2005, a 12.5% increase. Selling expenses as a percentage of net sales increased from 18.9% for fiscal 2004 to 20.0% for fiscal 2005. The increase was primarily attributable to increases in internet-related fulfillment and marketing expenses (0.4%, as a percentage of net sales), store salaries (0.3%, as a percentage of net sales), bankcard fees as a result of a nearly 9% increase in the percentage of sales tendered in bankcards and increased rates charged by VISA/Mastercard (0.1%, as a percentage of net sales), health insurance costs (0.1%, as a percentage of net sales), payroll taxes (0.1%, as a percentage of net sales) and certain other selling expenses (0.1%, as a percentage of net sales).

General and administrative expenses decreased from $18.6 million in fiscal 2004 to $17.6 million in fiscal 2005, a 5.5% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.9% for fiscal 2004 to 3.5% for fiscal 2005. The reduction in general and administrative expenses, as a percentage of net sales, was attributable to a reduction in the amount of restricted stock compensation recognized during period (-0.4%, as a percentage of net sales), a reduction in the incentive bonus accrual (-0.1%, as a percentage of net sales) and reduced expense related to gains/losses on the disposal of assets (-0.1%, as a percentage of net sales). These reductions were partially offset by increases in professional fees related to the Company’s stock buyback from its founder and Sarbanes-Oxley compliance (0.1%, as a percentage of net sales) and certain other general and administrative expenses (0.1%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations increased $13.0 million to $76.3 million for fiscal 2005, a 20.4% increase compared to fiscal 2004. Income from operations was 15.2% as a percentage of net sales in fiscal 2005 compared to 13.5% as a percentage of net sales in fiscal 2004.

Other income for fiscal 2005 increased 37.0% from fiscal 2004 to $6.1 million in fiscal 2005. The increase is primarily due to an increase in interest income, as average interest rates on cash and investments were over 50% higher in fiscal 2005 than in fiscal 2004; although balances in cash and investments were lower during fiscal 2005 than they were during the prior fiscal year.

Income tax expense as a percentage of pre-tax income was 37.0% in fiscal 2005 compared to 36.3% in fiscal 2004, bringing net income to $51.9 million for fiscal 2005 versus $43.2 million for fiscal 2004, an increase of 20.1%.

Fiscal 2004 Compared to Fiscal 2003

Net sales increased from $422.8 million in fiscal 2003 to $470.9 million in fiscal 2004, an 11.4% increase. Comparable store sales increased by $25.5 million, or 6.3% for the 52-week period ended January 29, 2005 compared to the same 52-week period in the prior year. The comparable store sales increase during the period resulted primarily from a 2.0% increase in the average retail price per piece of merchandise sold, a 1.0% increase in the average number of units sold per transaction and an increase in the number of transactions at comparable stores during the period. Sales growth for the 52-week period was also attributable to the inclusion of a full year of operating results for the 16 new stores opened during fiscal 2003, to the opening of 13 new stores during fiscal 2004 and to growth in online sales.

The Company’s average retail price per piece of merchandise increased $0.76, approximately 2%, in fiscal 2004 compared to fiscal 2003. This $0.76 increase in the average price per piece was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.6% increase in denim price points ($0.65), a 5.1% increase in accessory price points ($0.20), a 6.3% increase in woven shirt price points ($0.19) and a shift in the merchandise mix ($0.31). These increases were partially offset by reduced price points for outerwear ($0.18), knit shirts ($0.17), footwear ($0.09), sweaters ($0.08), fashion clothes ($0.04) and casual bottoms ($0.04). These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label. Average sales per square foot for fiscal 2004 increased 6.3% from $274 to $291.

Gross profit after buying, distribution and occupancy costs increased $28.2 million in fiscal 2004 to $171.0 million, a 19.7% increase. As a percentage of net sales, gross profit increased from 33.8% in fiscal 2003 to 36.3% in fiscal 2004. The increase was primarily attributable to a 1.4% improvement, as a percentage of net sales, in actual merchandise margins, achieved through fewer markdowns, timely sell-throughs on new product and an increase in sales of private label merchandise, which achieves a higher margin. This improvement was also impacted by a 0.93% reduction, as a percentage of net sales, in occupancy costs. Merchandise shrinkage increased to 0.7% in fiscal 2004 from 0.6% in fiscal 2003.

Selling expenses increased from $79.7 million for fiscal 2003 to $89.0 million for fiscal 2004, an 11.7% increase. Selling expenses as a percentage of net sales increased from 18.8% for fiscal 2003 to 18.9% for fiscal 2004. The increase was primarily attributable to a higher accrual for store manager incentive bonuses due to increased net profits, an increase of 0.54% as a percentage of net sales, and higher bankcard fees as a result of an increase in rates charged by VISA/Mastercard and an increase in the percentage of net sales tendered via charge cards compared to the prior year, an increase of 0.11% as a percentage of net sales. These increases were partially offset by slight reductions in spending for store salaries (-0.3%, as a percentage of net sales), magazine advertising (-0.06%, as a percentage of net sales), store visit and meeting travel (-0.11%, as a percentage of net sales), selling supplies (-0.07%, as a percentage of net sales) and bad debt expense (-0.1%, as a percentage of net sales), during fiscal 2004 compared to fiscal 2003.

General and administrative expenses increased from $15.0 million in fiscal 2003 to $18.6 million in fiscal 2004, a 23.6% increase. As a percentage of net sales, general and administrative expense increased from 3.6% for fiscal 2003 to 3.9% for fiscal 2004. The increase in general and administrative expense, as a percentage of net sales, resulted primarily from higher incentive bonuses due to increased net profits and increased expense related to restricted stock compensation, partially offset by lower salaries.

As a result of the above changes, the Company’s income from operations increased $15.3 million to $63.4 million for fiscal 2004, a 31.7% increase compared to fiscal 2003. Income from operations was 13.5% as a percentage of net sales in fiscal 2004 compared to 11.4% as a percentage of net sales in fiscal 2003.

Other income for fiscal 2004 decreased 4.6% from fiscal 2003 to $4.5 million. The decrease is primarily due to a reduction in interest income, as interest rates continued to be lower in fiscal 2004 compared with fiscal 2003; although balances in cash and investments were higher during fiscal 2004 than they were during the prior fiscal year.

Income tax expense as a percentage of pre-tax income was 36.3% in fiscal 2004 compared to 36.2% in fiscal 2003, bringing net income to $43.2 million for fiscal 2004 versus $33.7 million for fiscal 2003, an increase of 28.4%.

Liquidity and Capital Resources

As of January 28, 2006, the Company's working capital was $193.4 million, including $23.4 million of cash and cash equivalents and $134.7 million in short-term investments. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The Company declared and paid its first ever quarterly cash dividends of $.10 per share in both the third and fourth quarters of fiscal 2003 and continued paying quarterly dividends during fiscal 2004, with a $.10 per share dividend paid for each of the first two quarters, and a $.12 per share dividend paid during the third and fourth quarters. During fiscal 2005, the Company paid dividends of $.12 per share in the first quarter, $.15 per share in the second quarter and $.17 per share in both the third and fourth quarters. The Company plans to continue its quarterly dividends during fiscal 2006. During fiscal 2005, 2004 and 2003 the Company's cash flow from operations was $76.1 million, $72.6 million and $57.9 million, respectively. During fiscal 2005, 2004 and 2003, the Company also used cash for repurchasing shares of the Company’s common stock. In fiscal 2005, the Company purchased 3,329,075 shares at a cost of $94.9 million, which included 3,000,000 shares from the founder and chairman of the Company at a cost of $84 million. The Company purchased 130,700 shares in fiscal 2004 at a cost of $3.4 million and 152,300 shares in fiscal 2003 at a cost of $2.9 million. The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit note provides for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines of credit during periods of peak inventory build-up. There were no borrowings during fiscal 2005, 2004 and 2003. The Company had no bank borrowings as of January 28, 2006.

During fiscal 2005, 2004 and 2003, the Company invested $18.3 million, $14.8 million and $19.4 million, respectively, in new store construction, store renovation and store technology upgrades. The Company also spent $7.3 million, $1.8 million and $0.8 million, in fiscal 2005, 2004 and 2003, respectively, in capital expenditures for the corporate headquarters and distribution facility. In fiscal 2005, the Company expanded its corporate headquarters and distribution center by 82,200 square feet. The addition houses a 100,000 square foot multi-level structure for online sales fulfillment and customer service, plus areas for the supplies and returns-to-vendor departments.

During fiscal 2006, the Company anticipates completing approximately 26 store construction projects, including approximately 15-17 new stores and approximately 9 stores to be remodeled and/or relocated. As of March 2006, leases for eight new stores have been signed, and leases for ten additional locations are under negotiation; however, exact new store openings, remodels and relocations may vary from those anticipated. The average cost of opening a new store during fiscal 2005 was approximately $832,000, including construction costs of approximately $617,000 and inventory costs of approximately $215,000, net of payables. Management estimates that total capital expenditures during fiscal 2006 will be approximately $27.5 million. The Company believes that existing cash and cash equivalents, investments and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flows each year, does not currently have plans for any merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability and cash flows. Also, the Company’s acceleration in store openings and/or remodels, or the Company’s entering into a merger, acquisition or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

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

1.
Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift certificates is recorded at the time of purchase. The Company establishes a liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $308,000 and $277,000 at January 28, 2006 and January 29, 2005, respectively. The liability recorded for unredeemed gift cards and gift certificates was $5.5 million and $4.7 million as of January 28, 2006 and January 29, 2005, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.5 million and $5.0 million as of January 28, 2006 and January 29, 2005, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The following tables identify the material obligations and commitments as of January 28, 2006:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt	$-	$-	$-	$-	$-
Purchase obligations	$535	$535	$-	$-	$-
Deferred compensation	$2,518	$-	$-	$-	$2,518
Operating leases	$190,180	$33,161	$60,125	$46,604	$50,290
Total contractual obligations	$193,233	$33,696	$60,125	$46,604	$52,808

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, that is excluded from the table proceeding. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2005, 2004 and 2003. The Company had outstanding letters of credit totaling $895 and $967 at January 28, 2006 and January 29, 2005, respectively. The Company has no other off- balance sheet arrangements.

Seasonality and Inflation

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2005, 2004 and 2003, the Christmas and back-to-school seasons accounted for approximately 37%, 38% and 40%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors and general economic conditions.

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 requires that the Company recognize a liability for certain obligations required of the Company upon retirement of a fixed asset. The liability is required to be recorded for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and the liability should be recognized when incurred. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) as of the beginning of fiscal 2006 and apply the standard using the modified prospective method using the Black-Scholes option pricing model to calculate the fair value of stock options. Compensation expense will be recorded for new and modified awards based on their grant date fair value. For the unvested portion of previously issued and outstanding awards, compensation expense will be recorded based on the previously disclosed SFAS 123 methodology and amounts. The Company estimates that the impact on fiscal 2006 financial statements from the adoption of SFAS 123(R) will be consistent with the required pro-forma disclosures in this and previous filings.

Forward-Looking Statements

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management’s discussion and analysis contains certain forward-looking statements, which reflect management’s current views and estimates of future economic conditions, company performance and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors and general economic conditions, economic conditions in the retail apparel industry and other risks and uncertainties inherent in the Company’s business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of January 28, 2006, no borrowings were outstanding under our line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately an 8% change in the rate earned), the Company’s net income would decrease approximately $270,000 or approximately $.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the accompanying balance sheets of The Buckle, Inc., (“the Company”) as of January 28, 2006 and January 29, 2005, and the related statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Buckle, Inc. as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note M, the accompanying financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report thereon dated April 11, 2006 (July 7, 2006 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 11, 2006 (July 7, 2006 as to the effects of the restatement described in Note M)

THE BUCKLE, INC.

BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

	January 28, 2006 (1)	January 29, 2005 (1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,438	$16,196
Short-term investments (Note B)	134,672	172,861
Accounts receivable, net of allowance of $94 and $113, respectively	4,824	1,887
Inventory	68,731	68,330
Prepaid expenses and other assets (Note E)	6,894	5,693
Total current assets	238,559	264,967

PROPERTY AND EQUIPMENT (Note C):	199,618	179,056
Less accumulated depreciation and amortization	(108,222)	(95,514)
	91,396	83,542

LONG-TERM INVESTMENTS (Note B)	41,654	54,395
OTHER ASSETS (Notes E and F)	2,657	2,639

	$374,266	$405,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,119	$12,665
Accrued employee compensation	20,096	18,467
Accrued store operating expenses	3,725	4,236
Gift certificates redeemable	5,495	4,654
Income taxes payable	4,696	5,714
Total current liabilities	45,131	45,736

DEFERRED COMPENSATION (Note H)	2,518	1,799
DEFERRED RENT LIABILITY (Note A)	26,824	25,080
Total liabilities	74,473	72,615

COMMITMENTS (Notes D and G)

STOCKHOLDERS’ EQUITY (Note I):
Common stock, authorized 100,000,000 shares of $.01 par value; issued and
outstanding; 19,339,153 and 21,685,008 shares, respectively	193	217
Additional paid-in capital	39,651	26,857
Retained earnings	261,948	305,854
Unearned compensation - restricted stock	(1,999)	-
Total stockholders’ equity	299,793	332,928

	$374,266	$405,543

(1) As restated, see Note M.

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Dollar Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 28, 2006	January 29, 2005	January 31, 2004
SALES, Net of returns and allowances of
$36,936, $35,028 and $32,364, respectively	$501,101	$470,937	$422,820

COST OF SALES (Including buying, distribution
and occupancy costs)	307,063	299,958	280,004

Gross profit	194,038	170,979	142,816

OPERATING EXPENSES:
Selling	100,148	89,008	79,668
General and administrative	17,568	18,599	15,045
	117,716	107,607	94,713

INCOME FROM OPERATIONS	76,322	63,372	48,103

OTHER INCOME, Net	6,123	4,470	4,688

INCOME BEFORE INCOME TAXES	82,445	67,842	52,791

PROVISION FOR INCOME TAXES (Note E)	30,539	24,613	19,112

NET INCOME	$51,906	$43,229	$33,679

EARNINGS PER SHARE (Note J):
Basic	$2.64	$2.02	$1.60

Diluted	$2.54	$1.94	$1.56

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

		Additional
	Common	Paid-in	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

BALANCE, February 2, 2003	$210	$18,089	$242,728	$-	$261,027

Net income	-	-	33,679	-	33,679
Dividends paid on common stock,
$.10 per share	-	-	(4,282)	-	(4,282)
Common stock (421,485 shares)
issued on exercise of stock options	4	2,505	-	-	2,509
Restricted stock grants (169,840 shares)	2	4,373	-	(4,375)	-
Amortization of restricted stock grant	-	-	-	1,635	1,635
Common stock (152,300 shares)
purchased and retired	(1)	(2,907)	-	-	(2,908)
Income tax benefit related to exercise of
employee stock options	-	2,185	-	-	2,185

BALANCE, January 31, 2004	215	24,245	272,125	(2,740)	293,845

Net income	-	-	43,229	-	43,229
Dividends paid on common stock, ($.10 per
share in the 1st and 2nd quarters and $.12
per share in the 3rd and 4th quarters)	-	-	(9,500)	-	(9,500)
Common stock (336,108 shares)
issued on exercise of stock options	3	4,297	-	-	4,300
Amortization of restricted stock grant	-	-	-	2,724	2,724
Forfeiture of restricted stock (3,959 shares)	-	(117)	-	16	(101)
Common stock (130,700 shares)
purchased and retired	(1)	(3,442)	-	-	(3,443)
Income tax benefit related to exercise of
employee stock options	-	1,874	-	-	1,874

BALANCE, January 29, 2005	217	26,857	305,854	-	332,928

Net income	-	-	51,906	-	51,906
Dividends paid on common stock, ($.12 per
share in the 1st quarter, $.15 per share in
the 2nd quarter and $.17 per share in the
3rd and 4th quarters)	-	-	(11,808)	-	(11,808)
Common stock (905,720 shares)
issued on exercise of stock options	9	12,486	-	-	12,495
Restricted stock grants (77,500 shares)	-	2,666	-	(2,666)	-
Amortization of restricted stock grant	-	-	-	667	667
Common stock (3,329,075 shares)
purchased and retired	(33)	(10,898)	(84,004)	-	(94,935)
Income tax benefit related to exercise of
employee stock options	-	8,540	-	-	8,540

BALANCE, January 28, 2006	$193	$39,651	$261,948	$(1,999)	$299,793

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Fiscal Years Ended
	January 28,	January 29,	January 31,
	2006 (1)	2005 (1)	2004 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,906	$43,229	$33,679
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	17,613	16,353	15,956
Amortization of unearned compensation - restricted stock	667	2,724	1,635
Deferred income taxes	(973)	(1,184)	1,813
Income tax benefit from employee stock option exercises	8,540	1,874	2,185
Other	114	531	773
Changes in operating assets and liabilities:
Accounts receivable	(2,937)	1,698	(2,195)
Inventory	(401)	(7,174)	(1,115)
Prepaid expenses	(254)	4,291	(256)
Accounts payable	(1,546)	(1,542)	889
Accrued employee compensation	1,629	6,577	1,564
Accrued store operating expenses	(511)	403	671
Gift certificates redeemable	841	876	300
Long-term liabilities and deferred compensation	2,463	970	2,175
Income taxes payable	(1,018)	2,954	(206)

Net cash flows from operating activities	76,133	72,580	57,868

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25,625)	(16,637)	(20,237)
Proceeds from sale of property and equipment	44	13	22
Decrease in other assets	8	170	23
Purchases of investments	(115,126)	(133,432)	(142,242)
Proceeds from sales/maturities of investments	166,056	95,755	106,560

Net cash flows from investing activities	25,357	(54,131)	(55,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	12,495	4,300	2,509
Purchases of common stock	(94,935)	(3,443)	(2,908)
Payment of dividends	(11,808)	(9,500)	(4,282)

Net cash flows from financing activities	(94,248)	(8,643)	(4,681)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,242	9,806	(2,687)

CASH AND CASH EQUIVALENTS, Beginning of year	16,196	6,390	9,077

CASH AND CASH EQUIVALENTS, End of year	$23,438	$16,196	$6,390

 (1) As restated, see Note M.

See notes to financial statements.

THE BUCKLE, INC.

NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the Company) has its fiscal year end on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2005, 2004 and 2003 represent the 52-week periods ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Nature of Operations - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women operating 338 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of January 28, 2006.

During fiscal 2005, the Company opened fifteen new stores, substantially renovated nine stores and closed four stores. During fiscal 2004, the Company opened thirteen new stores, substantially renovated eight stores, and closed two stores. During fiscal 2003, the Company opened sixteen new stores, substantially renovated sixteen stores and closed four stores.

Revenue Recognition - The Company operates on a cash and carry basis, so revenue is recognized at the time of sale. Merchandise returns are estimated based upon historical average sales return percentage, using the percentage and the assumption that merchandise returns will occur within nine days following the sale, and accrued at the end of the period. The reserve for merchandise returns was $308 and $277 as of January 28, 2006 and January 29, 2005, respectively. The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. The Company has several sales incentives that it offers customers including a frequent shopper punch card, B-Rewards gift certificates and occasional sweepstakes and gifts with purchase offers. The frequent shopper punch card is recognized as cost of goods sold at the time of the redemption, using the actual amount tendered. The B-Rewards incentives, based upon $10 for each $300 in net purchases, are recorded as a liability and as a selling expense at the time the gift certificates are earned, using the face amount of the certificates, and then later, the expired and unused certificates are reversed out of expense and the liability account. Sweepstake prizes are recorded as cost of goods sold (if it is a merchandise giveaway) or as a selling expense at the time the prize is redeemed by the customer, using actual costs incurred, and gifts with purchase are recorded as a cost of goods sold at the time of the purchase and gift redemption, using the actual cost of the gifted item.

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

Cash and Cash Equivalents - Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

Investments - The Company accounts for investments in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Investments classified as short-term investments include securities with an original maturity of greater than three months and less than one year, and the Company’s investments in highly liquid auction-rate securities, which are available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold. There are no unrealized gains and losses on the Company’s available-for-sale securities, as all available-for-sale securities are invested in highly liquid auction-rate securities where the fair market value is equivalent to cost due to the short-term nature of the investments. Held-to-maturity securities are carried at amortized cost. Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

Inventories - Inventories are stated at the lower of cost or market. Cost is determined using the average cost method. Management records a reserve for merchandise obsolescence and markdowns for inventory on-hand as of year-end, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group, and the overall aging of inventory, versus the estimated future demand for such product and the current market conditions. The calculation for estimated markdowns and/or obsolescence reduced the Company’s inventory valuation by $6,496 and $5,000 as of January 28, 2006 and January 29, 2005, respectively. The amount of net write-off charged to cost of goods sold, resulting from changes in the markdown reserve balance, was $1,516, $2,416 and $323, for fiscal years 2005, 2004, and 2003, respectively.

Property and Equipment - Property and equipment are stated on the basis of historical cost. Depreciation is provided using a combination of accelerated and straight-line methods based upon the estimated useful lives of the assets. The majority of the property and equipment have useful lives of five to ten years with the exception of buildings, which have estimated useful lives of 31.5 to 39 years. Leasehold improvements are stated on the basis of historical cost and are amortized over the shorter of the life of the lease or the estimated economic life of the assets. When circumstances indicate the carrying values on long-lived assets may be impaired, an evaluation is performed on current net book value amounts. Judgments made by the Company related to the expected useful lives of property and equipment and the ability to realize cash flows in excess of carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the expected cash flows and carrying amounts of long-lived assets, adjustments are made to such carrying values.

Pre-Opening Expenses - Costs related to opening new stores are expensed as incurred.

Advertising Costs - Advertising costs are expensed as incurred and amounted to $6,112, $4,969 and $4,304 for fiscal years 2005, 2004 and 2003, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $100,000 per individual per plan year. This plan covers eligible employees, and management makes estimates at period end to record a reserve for future claims based upon the prior year’s average claims for a 60-day period. The accrued liability for reserve for healthcare claims was $450 and $325 at January 28, 2006 and January 29, 2005, respectively.

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

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of income. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “accrued store operating expenses” on the balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved.

Other Income - The Company’s other income is derived primarily from interest and dividends received on cash and investments, but also includes miscellaneous other sources of income, none of which are individually material. The amount of other income generated from interest and dividends on cash and investments was $5,189, $3,739 and $4,046 for fiscal 2005, 2004 and 2003, respectively.

Income Taxes - The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the judgment of the Company’s management determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made.

Stock-Based Compensation - The Company has several stock-based employee compensation plans, which are described more fully in Note I. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The stock-based compensation expense reflected in net income for the fiscal year ended January 28, 2006 relates to the issuance of 77,500 shares of restricted stock on February 22, 2005. The stock-based compensation expense reflected in net income for the fiscal years ended January 29, 2005 and January 31, 2004 relates to the issuance of 169,840 shares of restricted stock on June 26, 2003. There is no recorded expense from the issuance of stock options, as all options granted by the Company have a grant price equal to the market value of the common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Fiscal Year
	2005	2004	2003

Net income, as reported	$51,906	$43,229	$33,679
Add: Stock-based employee compensation expense
included in reported net income, net of tax effects
of $250, $1,074 and $598, respectively	417	1,650	1,037
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of tax effects of $1,686, $2,741 and $2,244, respectively	(2,810)	(4,568)	(3,740)

Pro forma net income	$49,513	$40,311	$30,976

Earnings per share:
Basic - as reported	$2.64	$2.02	$1.60

Basic - pro forma	$2.52	$1.88	$1.47

Diluted - as reported	$2.54	$1.94	$1.56

Diluted - pro forma	$2.42	$1.81	$1.43

Financial Instruments and Credit Risk Concentrations - Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments and accounts receivable. The Company places its investments primarily in tax-free municipal bonds, auction-rate securities or U.S. Treasury securities with short-term maturities and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables, which include employee receivables that can be offset against future compensation. The Company’s financial instruments have a fair value approximating the carrying value.

Earnings Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Comprehensive Income - Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. There were no unrealized gains and losses recorded on the Company’s available-for-sale securities, as all available-for-sale securities are invested in highly liquid auction-rate securities where the fair market value is equivalent to cost due to the short-term nature of the investments.

Recently Issued Accounting Pronouncements - In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143. FIN 47 requires that the Company recognize a liability for certain obligations required of the Company upon retirement of a fixed asset. The liability is required to be recorded for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated and the liability should be recognized when incurred. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a significant impact on the Company’s financial position, results of operations or cash flows.

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which is effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company will adopt SFAS 123(R) as of the beginning of fiscal 2006 and apply the standard using the modified prospective method using the Black-Scholes option pricing model to calculate the fair value of stock options. Compensation expense will be recorded for new and modified awards based on their grant date fair value. For the unvested portion of previously issued and outstanding awards, compensation expense will be recorded based on the previously disclosed SFAS 123 methodology and amounts. The Company estimates that the impact on fiscal 2006 financial statements from the adoption of SFAS 123(R) will be consistent with the required pro-forma disclosures in this and previous filings.

B.   INVESTMENTS

The following is a summary of investments as of January 28, 2006:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Auction rate securities	$106,277	$-	$-	$106,277

Held-to-Maturity Securities:
State and municipal bonds	$50,024	$117	$(427)	$49,714
U.S. corporate bonds	3,500	193		3,693
Certificates of deposit	599	-	(9)	590
U.S. treasuries	13,408	12	(165)	13,255

	$67,531	$322	$(601)	$67,252

Trading Securities:
Mutual funds	$2,075	$453	$(10)	$2,518

The following is a summary of investments as of January 29, 2005:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Auction rate securities	$148,095	$-	$-	$148,095

Held-to-Maturity Securities:
State and municipal bonds	$62,759	$425	$(310)	$62,874
U.S. corporate bonds	3,750	98	(11)	3,837
Certificates of deposit	499	-	(5)	494
U.S. treasuries	10,354	1	(76)	10,279

	$77,362	$524	$(402)	$77,484

Trading Securities:
Mutual funds	$1,438	$366	$(5)	$1,799

Trading securities have been classified in long-term investments. These trading securities are held in a Rabbi Trust and are intended to fund the Company’s deferred compensation plan (See Note H).

The amortized cost and fair value of debt securities by contractual maturity at January 28, 2006 is as follows:
	Amortized	Fair
	Cost	Value
Fiscal Year
2006	$28,395	$28,200
2007	17,504	17,295
2008	11,079	11,139
2009	2,626	2,638
2010	1,260	1,270
Thereafter	6,667	6,710

	$67,531	$67,252

At January 28, 2006 and January 29, 2005, held-to-maturity investments of $39,136 and $52,596 are classified in long-term investments.

C.   PROPERTY AND EQUIPMENT

	January 28,	January 29,
	2006	2005

Land	$920	$920
Building and improvements	12,183	8,930
Office equipment	3,050	3,075
Transportation equipment	15,856	15,856
Leasehold improvements	87,857	81,349
Furniture and fixtures	67,993	61,885
Shipping/receiving equipment	8,738	4,336
Screenprinting equipment	113	106
Construction-in-progress	2,908	2,599

	$199,618	$179,056

D.  FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letter of credits. Borrowings under the line of credit and letter of credit provide for interest to be paid at a rate equal to the prime rate as set by the Wells Fargo Bank, N.A. index on the date of the borrowings. There were no bank borrowings at January 28, 2006 and January 29, 2005. There were no bank borrowings during fiscal 2005, 2004 and 2003. The Company had outstanding letters of credit totaling $895 and $967 at January 28, 2006 and January 29, 2005, respectively.

E.  INCOME TAXES

The provision for income taxes consists of:

	Fiscal Year
	2005	2004	2003
Current income tax expense (benefit):
Federal	$26,589	$21,851	$14,414
State	4,923	3,946	2,885
Deferred	(973)	(1,184)	1,813

Total	$30,539	$24,613	$19,112

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Year
	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	3.9	3.9	3.9
Tax exempt interest income	(1.5)	(2.1)	(2.8)
Other	(0.4)	(0.5)	0.1

Effective tax rate	37.0%	36.3%	36.2%

Deferred income tax assets and liabilities are comprised of the following:

	January 28,	January 29,
	2006	2005
Deferred income tax assets (liabilities):
Inventory	$3,649	$2,749
Stock-based compensation	270	1,905
Accrued compensation	1,519	1,076
Accrued store operating costs	87	139
Unrealized gain on trading securities	(166)	(135)
Capital loss carryforward on trading securities	101	143
Gift certificates redeemable	258	115
Allowance for doubtful accounts	35	42
Deferred rent liability	10,059	9,590
Property and equipment	(9,374)	(10,159)

Net deferred income tax asset	$6,438	$5,465

At January 28, 2006 and January 29, 2005, respectively, the net current deferred income tax assets of $4,909 and $3,962 are classified in prepaid expenses and other assets. The net non-current deferred income tax assets of $1,529 and $1,503 are classified in other assets at January 28, 2006 and January 29, 2005, respectively.

Cash paid for income taxes was $24,109, $21,084 and $15,527 in fiscal years 2005, 2004 and 2003, respectively.

F.  RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $915 and $885 at January 28, 2006 and January 29, 2005, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July of 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

On March 24, 2005, the Company entered into an agreement with Daniel J. Hirschfeld, founder and Chairman, to purchase 3,000,000 shares of the Company’s outstanding stock from Mr. Hirschfeld. The shares were approximately 13.8% of the Company’s total outstanding Common Stock. The shares were purchased for $28.00 per share, or a total purchase price of $84 million. The Company retired the shares, reducing the total shares outstanding and reducing Mr. Hirschfeld’s ownership percentage to approximately 53%. The stock repurchase transaction was negotiated by a Special Committee of The Buckle, Inc.’s Board of Directors. The Special Committee, comprised of all of the Company’s independent Directors, approved the transaction. In connection with this transaction, the Special Committee received a written fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an international investment bank.

G.	LEASE COMMITMENTS

The Company conducts its operations in leased facilities under numerous noncancelable operating leases expiring at various dates through 2016. Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and/or rent provisions. For purposes of recognizing incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. Operating lease base rental expense for fiscal 2005, 2004 and 2003 was $33,402, $27,952 and $29,897, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2005, 2004 and 2003 were $481, $518 and $403, respectively. Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of January 28, 2006 are as follows:

Fiscal Year

2006	$33,161
2007	31,222
2008	28,903
2009	26,050
2010	20,554
Thereafter	50,290
Total minimum lease payments required	$190,180

H.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $617, $548 and $567 for fiscal years 2005, 2004 and 2003, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $180, $76 and $56 for fiscal years 2005, 2004 and 2003, respectively.

I.	STOCK-BASED COMPENSATION

The Company has several stock option plans that provide for granting of options to purchase common stock to designated employees, officers and directors. The options may be in the form of incentive stock options or nonqualified stock options and are granted at fair market value on the date of grant. The options generally expire ten years from the date of grant. At January 28, 2006, 325,649 shares of common stock were available for grant under the various option plans of which 195,350 shares were available to executive officers of the Company.

During fiscal year 2005, the Company granted 77,500 shares of restricted common stock upon approval of the Board of Directors. These grants resulted in $667 of compensation expense recognized during fiscal 2005. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the restricted shares vested on March 24, 2006, leaving 62,000 shares to vest as follows: 15,500 shares on February 3, 2007, 23,250 on February 2, 2008 and 23,250 on January 31, 2009.

During fiscal year 2003, the Company granted 169,840 shares of restricted common stock upon approval of the Board of Directors. These grants resulted in $2,640 and $1,635 of compensation expense during fiscal 2004 and fiscal 2003, respectively. Due to participants terminating their employment prior to the vesting date, 3,959 of these shares were forfeited during fiscal 2004 and the remainder vested on January 29, 2005.

The weighted average fair value of options granted during the year under the SFAS No. 123 methodology was $13.48, $14.93 and $15.74 per option for fiscal 2005, 2004 and 2003, respectively. The fair value of options granted under the plans discussed above was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2005		2004		2003

Risk-free interest rate	4.25%		4.00%		4.25%
Dividend yield	1.70%		1.50%		0.00%
Expected volatility	50.0%		65.0%		64.0%
Expected life (years)	7.0	years	7.0	years	7.0	years

A summary of the Company’s stock-based compensation activity related to stock options for the last three fiscal years is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding - beginning of year	3,457,219	$19.40	3,502,052	$17.92	3,867,377	$16.10
Granted	18,000	28.28	523,150	26.01	508,250	16.88
Expired/terminated	(25,588)	26.33	(231,875)	21.49	(452,090)	11.07
Exercised	(905,720)	13.80	(336,108)	12.79	(421,485)	5.96

Outstanding - end of year	2,543,911	$21.39	3,457,219	$19.40	3,502,052	$17.92

Exercisable - end of year	1,948,695	$19.96	1,401,679	$16.62	1,682,784	$15.74

The following table summarizes information about stock options outstanding as of January 28, 2006:

Options Outstanding						Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$6.250	$6.333	18,400	0.01	years	$6.33	18,400	$6.33
8.667	9.292	75,688	1.02		9.25	75,688	9.25
11.750	17.010	481,840	5.64		16.46	477,340	16.46
17.188	23.950	1,200,394	3.97		20.92	1,186,018	20.95
25.750	34.083	767,589	5.89		26.80	191,249	28.11
		2,543,911	4.75	years	$21.39	1,948,695	$19.96

J.        EARNINGS PER SHARE

The following table provides reconciliation between basic and diluted earnings per share:

	2005			2004			2003
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income	$51,906	19,656	$2.64	$43,229	21,436	$2.02	$33,679	21,094	$1.60

Effect of Dilutive
Securities
Stock options and
restricted stock	-	791	(0.10)	-	821	(0.08)	-	530	(0.04)
Diluted EPS	$51,906	20,447	$2.54	$43,229	22,257	$1.94	$33,679	21,624	$1.56

Options to purchase 71,820 and 787,965 shares of common stock in fiscal 2004 and 2003, respectively, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive. There were no anti-dilutive options in fiscal 2005.

K.	SEGMENT INFORMATION

The Company is a retailer of medium to better priced casual apparel, footwear and accessories. The Company operated 338 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of January 28, 2006. The Company operates its business as one reportable industry segment.

The following is information regarding the Company’s major product lines and is stated as a percentage of the Company’s net sales:

	Fiscal Year
Merchandise Group	2005	2004	2003

Denims	42.7%	40.3%	36.2%
Tops (including sweaters)	29.8	31.8	32.1
Accessories	10.2	11.4	11.4
Footwear	8.1	7.6	8.9
Outerwear	3.5	2.5	2.9
Sportswear/Fashions	3.1	4.2	4.5
Casual bottoms	2.5	2.1	3.8
Other	0.1	0.1	0.2
	100.0%	100.0%	100.0%

L.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2005 and 2004 are as follows:

	Quarter
Fiscal 2005	First	Second	Third	Fourth

Net sales	$105,547	$104,130	$138,067	$153,357
Gross profit	$37,249	$36,247	$56,249	$64,293
Net income	$8,621	$7,553	$16,590	$19,142
Basic earnings per share	$0.42	$0.39	$0.85	$0.99
Diluted earnings per share	$0.40	$0.38	$0.82	$0.96

	Quarter
Fiscal 2004	First	Second	Third	Fourth

Net sales	$94,774	$96,848	$133,722	$145,593
Gross profit	$30,662	$29,794	$52,191	$58,332
Net income	$5,888	$5,317	$14,878	$17,146
Basic earnings per share	$0.28	$0.25	$0.70	$0.79
Diluted earnings per share	$0.27	$0.24	$0.67	$0.76

Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

M.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The additional errors discussed above have resulted in management’s decision to restate its previously issued financial statements for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004. The amendment is to restate its balance sheet as of January 28, 2006 and January 29, 2005 and its statement of cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, as it relates to the presentation of these securities. The correction of these additional errors did not impact the statements of income or statements of stockholders’ equity. The correction of these additional errors resulted in a decrease in cash and cash equivalents of $12.7 million and $24.0 million, an increase in short-term investments of $5.2 million and $13.6 million and an increase of long-term investments of $7.5 million and $10.4 million at January 28, 2006 and January 29, 2005, respectively. On the statement of cash flows, the correction of these additional errors results in an increase in the purchases of investments of $9.1 million, $13.6 million and $6.9 million and an increase in proceeds from sales/maturities of investments of $20.4 million, $3.3 million and $10.5 million for the fiscal year ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Following is a summary of the effects of the correction of these additional errors on the Company’s balance sheets as of January 28, 2006 and January 29, 2005 and its statements of cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004.

	Balance Sheet
January 28, 2006	As previously reported	Adjustments	As restated
Current Assets
Cash and cash equivalents	$36,141	$(12,703)	$23,438
Short-term investments	129,453	5,219	134,672
Long-term investments	34,170	7,484	41,654

	Balance Sheet
January 29, 2005	As previously reported	Adjustments	As restated
Current Assets
Cash and cash equivalents	$40,206	$(24,010)	$16,196
Short-term investments	159,214	$13,647	172,861
Long-term investments	44,032	$10,363	54,395

	Statements of Cash Flows
Fiscal year ended January 28, 2006	As previously reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(106,076)	$(9,050)	$(115,126)
Proceeds from sales/maturities of investments	145,699	20,357	166,056
Net decrease in cash and cash equivalents	(4,065)	11,307	7,242

	Statements of Cash Flows
Fiscal year ended January 29, 2005	As previously reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(119,873)	$(13,559)	$(133,432)
Proceeds from sales/maturities of investments	92,495	3,260	95,755
Net decrease in cash and cash equivalents	20,105	(10,299)	9,806

	Statements of Cash Flows
Fiscal year ended January 31, 2004	As previously reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(135,342)	$(6,900)	$(142,242)
Proceeds from sales/maturities of investments	96,097	10,463	106,560
Net decrease in cash and cash equivalents	(6,250)	3,563	(2,687)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. In connection with this Annual Report on Form 10-K/A, management re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. In performing this evaluation, management considered its controls over the accounting for and disclosure of its investments. Management has determined that a material weakness in internal control over financial reporting related to the accounting for and disclosure of investments existed as of January 28, 2006, which resulted in errors and the subsequent restatement of the 2004, 2005 and 2006 annual financial statements included in this Annual Report on Form 10-K/A.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective to provide reasonable assurance that information required to be disclosed by the Company in the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and were not effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting (as revised) - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15-d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America (“GAAP”). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In the Company’s 2006 annual report on Form 10-K, filed on April 11, 2006, management of the Company included Management’s Report on Internal Control Over Financial Reporting, which expressed a conclusion by management that as of January 28, 2006, the Company’s internal control over financial reporting was effective. In connection with the restatement of it financial statements, as described further in Note M to the financial statements, management determined that a material weakness in internal control over financial reporting existed as of January 28, 2006 and, accordingly, has revised it assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weakness in their revised assessment. The Company’s controls over the accounting for cash and cash equivalents and short-term investments did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities and certain other investments were presented in accordance with generally accepted accounting principles with the Company’s balance sheet and statement of cash flows. This material weakness resulted in the restatement of the Company’s 2004, 2005 and 2006 annual financial statements.

Management based this revised assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework. Based on the revised assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was not effective as of January 28, 2006.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of the Company’s internal control over financial reporting. Their report appears herein.

Change in Internal Control Over Financial Reporting -

As of January 29, 2005, the Company identified material weaknesses in internal control over financial reporting concerning: (1) The Company lacked the appropriate internal control procedures to review and evaluate its accounting for lease agreements in accordance with GAAP. These internal control deficiencies resulted in the restatement of the Company’s financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. (2) The Company identified several internal control deficiencies and significant deficiencies related to information technology, including security and production change control, and segregation of duties and documentation in the business cycles that aggregated to a material weakness.

During fiscal 2005, the Company implemented the following measures designed to remediate the material weaknesses referred to above.

•
As described in the Company’s Form 10-Q for the fiscal quarter ended April 30, 2005 and prior to filing the Company's Annual Report on Form 10-K for fiscal 2004, the Company corrected its accounting for leases and tenant allowances and restated its financial statements for each of the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002. The Company also implemented internal control procedures to appropriately review and evaluate its accounting for lease agreements in accordance with GAAP. Management believes that, as of January 28, 2006, this material weakness has been fully remediated.

•
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that The Buckle, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of January 28, 2006, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our report dated April 11, 2006, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its financial statements for the years ended January 28, 2006, January 29, 2005 and January 31, 2004, which caused such financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, which resulted in the errors and related financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessment. The Company’s controls over the accounting for cash and cash equivalents and short-term investments did not operate effectively to appropriately identify certain auction-rate securities and determine that such auction-rate securities and certain other investments were presented in accordance with generally accepted accounting principles with the Company’s balance sheet and statement of cash flows. This material weakness resulted in the restatement of the Company’s January 28, 2006, January 29, 2005 and January 31, 2004 annual financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements and financial statement schedule as of and for the year ended January 28, 2006 of the Company, and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended January 28, 2006 of the Company and our report dated April 11, 2006 (July 7, 2006 as to the effects of the restatement described in Note M) expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding restatement described in Note M.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 11, 2006 (July 7, 2006 as to the effects of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised))

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the captions "Executive Officers of the Company" appearing on page 11 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2006 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2006 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation and Other Information,” “Directors Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee,” including sub-captions “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation.”

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Accountants” in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (1) Financial Statements
This report 10-K/A contains the following on pages 26 through 40:
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

(a) (2) Financial Statement Schedule
Valuation and Qualifying Account. This schedule is on page 46.
All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(b) Exhibits
See index to exhibits on pages 47 and 48.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUCKLE, INC.

Date: July 11, 2006	By:	/s/ DENNIS H. NELSON
Dennis H. Nelson, President and Chief Executive Officer

Date: July 11, 2006	By:	/s/ KAREN B. RHOADS
Karen B. Rhoads, Vice President of Finance, Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of July, 2006.

/s/ DANIEL J. HIRSCHFELD
Daniel J. Hirschfeld Chairman of the Board and Director	Bill L. Fairfield Director

/s/ DENNIS H. NELSON
Dennis H. Nelson President and Chief Executive Officer and Director	Ralph M. Tysdal Director

/s/ KAREN B. RHOADS
Karen B. Rhoads Vice President of Finance and Chief Financial Officer and Director	Bruce L. Hoberman Director

/s/ JAMES E. SHADA
James E. Shada Executive Vice President of Sales and Director	David A. Roehr Director

/s/ ROBERT E. CAMPBELL	/s/ JACK P. PEETZ
Robert E. Campbell Director	John (Jack) P. Peetz Director

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts

Balance, February 2, 2003	$217,000

Amounts charged to costs and expenses	769,383
Write-off of uncollectible accounts	(805,383)
Balance, January 31, 2004	181,000

Amounts charged to costs and expenses	379,281
Write-off of uncollectible accounts	(447,281)
Balance, January 29, 2005	113,000

Amounts charged to costs and expenses	319,377
Write-off of uncollectible accounts	(338,377)
Balance, January 28, 2006	$94,000

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form S-1 No. 33-46294

	(3.1.1)	Amendment to the Articles of Incorporation of The Buckle, Inc.

	(3.2)	By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1 No. 33-46294

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the registrant

	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(9)	Not applicable

(10)	Material Contracts
	(10.1)	1991 Stock Incentive Plan	Exhibit 10.1 to Form S-1 No. 33-46294

	(10.2)	1991 Non-Qualified Stock Option Plan	Exhibit 10.2 to Form S-1 No. 33-46294

	(10.3)	Non-Qualified Stock Option Plan and Agreement With Dennis Nelson	Exhibit 10.3 to Form S-1 No. 33-46294

	(10.4)	Acknowledgment for Dennis H. Nelson dated March 20, 2006

	(10.5)	Acknowledgment for James E. Shada dated March 20, 2006

	(10.6)	Acknowledgment for Brett P. Milkie dated March 20, 2006

	(10.7)	Acknowledgment for Patricia K. Whisler dated March 20, 2006

	(10.8)	Acknowledgment for Kari G. Smith dated March 20, 2006

	(10.10)	Cash or Deferred Profit Sharing Plan	Exhibit 10.10 to Form S-1 No. 33-46294

	(10.10.1)	Non-Qualified Deferred Compensation Plan

	(10.11)	Revolving Line of Credit Note dated August 1, 2003 between The Buckle, Inc. and Wells Fargo Bank, N.A. for a $17.5 million line of credit	Exhibit 10.11 to Form 10-K filed for the fiscal year ended January 31, 2004

	(10.12)	Credit Agreement dated August 1, 2003 between The Buckle, Inc. and Wells Fargo Bank, N.A, regarding $17.5 million line of credit for working capital and letters of credit.	Exhibit 10.12 to Form 10-K filed for the fiscal year ended January 31, 2004

	(10.17)	1993 Director Stock Option Plan	Exhibit A to Proxy Statement for Annual Meeting held May 26, 1993

	(10.23)	1997 Executive Stock Option Plan	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998

	(10.24)	1998 Restricted Stock Plan	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998

	(10.27)	2004 Management Incentive Plan	Exhibit A to Proxy Statement for Annual Meeting held May 28, 2004

	(10.28)	2005 Executive Incentive Plan	Exhibit A to Proxy Statement for Annual Meeting held June 2, 2005

(12)	Not applicable

(13)	2005 Annual Report to Stockholders

(18)	Not applicable

(19)	Not applicable

(22)	Not applicable

(23)	Consent of Deloitte & Touche LLP

(25)	Not applicable

(28)	Not applicable

(31a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.