Form 10-Q
period 2006-07-29
BUCKLE INC
filed 2006-09-07
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2006

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
࿠Large accelerated filer; ☑ Accelerated filer; ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The number of shares outstanding of the Registrant’s Common Stock, as of September 1, 2006, was 19,426,708.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	July 29,	January 28,
ASSETS	2006	2006

CURRENT ASSETS:
Cash and cash equivalents	$8,482	$23,438
Short-term investments	135,553	134,672
Accounts receivable, net of allowance of $55 and $94, respectively	4,067	4,824
Inventory	90,893	68,731
Prepaid expenses and other assets	8,044	6,894
Total current assets	247,039	238,559

PROPERTY AND EQUIPMENT:	208,426	199,618
Less accumulated depreciation and amortization	(115,345)	(108,222)
	93,081	91,396

LONG-TERM INVESTMENTS	40,834	41,654
OTHER ASSETS	2,625	2,657

	$383,579	$374,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,724	$11,119
Accrued employee compensation	8,398	20,096
Accrued store operating expenses	4,187	3,725
Gift certificates redeemable	3,573	5,495
Income taxes payable	-	4,696
Total current liabilities	42,882	45,131

DEFERRED COMPENSATION	2,985	2,518
DEFERRED RENT LIABILITY	27,944	26,824
Total liabilities	73,811	74,473

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; issued and outstanding; 19,544,399 and 19,339,153 shares, respectively	195	193
Additional paid-in capital	38,279	39,651
Retained earnings	271,294	261,948
Unearned compensation - restricted stock	-	(1,999)
Total stockholders’ equity	309,768	299,793

	$383,579	$374,266

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

SALES, Net of returns and allowances	$102,398	$104,130	$212,004	$209,677

COST OF SALES (including buying, distribution and occupancy costs)	68,330	67,883	138,909	136,181

Gross profit	34,068	36,247	73,095	73,496

OPERATING EXPENSES:
Selling	22,102	21,721	44,007	42,614
General and administrative	3,677	3,850	7,541	7,978
	25,779	25,571	51,548	50,592

INCOME FROM OPERATIONS	8,289	10,676	21,547	22,904

OTHER INCOME, Net	2,282	1,256	3,866	2,737

INCOME BEFORE INCOME TAXES	10,571	11,932	25,413	25,641

PROVISION FOR INCOME TAXES	3,932	4,379	9,420	9,467

NET INCOME	$6,639	$7,553	$15,993	$16,174

EARNINGS PER SHARE:
Basic	$0.34	$0.39	$0.83	$0.81

Diluted	$0.33	$0.38	$0.80	$0.78

Basic weighted average shares outstanding	19,367	19,145	19,337	19,905
Diluted weighted average shares outstanding	20,074	20,100	20,041	20,804

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

		Additional
	Common	Paid-in	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

FISCAL 2006
BALANCE, January 28, 2006	$193	$39,651	$261,948	$(1,999)	$299,793

Reclassify unearned compensation	-	(1,999)	-	1,999	-
Net income	-	-	15,993	-	15,993
Dividends paid on common stock, ($0.17 per share)	-	-	(6,647)	-	(6,647)
Common stock (162,896 shares) issued on exercise of stock options	1	3,044	-	-	3,045
Issuance of non-vested stock (136,000 shares)	2	(2)	-	-	-
Amortization of non-vested stock grants	-	554	-	-	554
Stock option expense	-	782	-	-	782
Common stock (93,500 shares) purchased and retired	(1)	(3,751)	-	-	(3,752)

BALANCE, July 29, 2006	$195	$38,279	$271,294	$-	$309,768

FISCAL 2005
BALANCE, January 29, 2005	$217	$26,857	$305,854	$-	$332,928

Net income	-	-	16,174	-	16,174
Dividends paid on common stock,
($0.12 per share)	-	-	(2,264)	-	(2,264)
($0.15 per share)	-	-	(2,925)	-	(2,925)
Common stock (764,860 shares) issued on exercise of stock options	7	10,985	-	-	10,992
Issuance of non-vested stock (77,500 shares)	1	2,750	-	(2,751)	-
Amortization of non-vested stock grants	-	-	-	419	419
Common stock (3,000,000 shares) purchased and retired	(30)	-	(83,970)	-	(84,000)

BALANCE, July 30, 2005	$195	$40,592	$232,869	$(2,332)	$271,324

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)
	Twenty-six Weeks Ended
	July 29,	July 30,
	2006	2005 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,993	$16,174
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,975	8,115
Compensation expense - non-vested stock	554	419
Compensation expense - stock options	782	-
Excess tax benefit from employee stock option exercises	(1,136)	-
Other	23	(117)
Changes in operating assets and liabilities:
Accounts receivable	757	(113)
Inventory	(22,162)	(32,537)
Prepaid expenses	(1,150)	(855)
Accounts payable	15,829	19,732
Accrued employee compensation	(11,698)	(8,287)
Accrued store operating expenses	462	(88)
Gift certificates redeemable	(1,922)	(1,486)
Long-term liabilities and deferred compensation	1,587	1,112
Income taxes payable	(4,696)	(4,074)

Net cash flows from operating activities	2,198	(2,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,910)	(13,877)
Proceeds from sale of property and equipment	3	182
Change in other assets	32	-
Purchases of investments	(30,688)	(42,186)
Proceeds from sales/maturities of investments	30,627	133,336

Net cash flows from investing activities	(10,936)	77,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,045	10,992
Excess tax benefit from employee stock option exercises	1,136	-
Purchases of common stock	(3,752)	(84,000)
Payment of dividends	(6,647)	(5,189)

Net cash flows from financing activities	(6,218)	(78,197)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,956)	(2,747)

CASH AND CASH EQUIVALENTS, Beginning of period	23,438	16,196

CASH AND CASH EQUIVALENTS, End of period	$8,482	$13,449

Supplemental disclosure: Cash paid during the period for income taxes	$14,791	$13,540

(1) As restated, see note 6.

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

1.
Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 28, 2006, included in The Buckle, Inc.'s 2005 Form 10-K/A.

2.
Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees, executives and directors; as described more fully in the notes included in the Company’s 2005 Annual Report. As of July 29, 2006, 310,677 shares were available for grant under the various stock option plans, of which 195,350 were available for grant to executive officers. Also as of July 29, 2006, 11,650 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.

During fiscal 2006, the Company granted 136,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $282 of compensation expense recognized during the first half of fiscal 2006. The shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets based on growth in fiscal 2006 pre-bonus, pre-tax net income.

During fiscal 2005, the Company granted 77,500 of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $272 and $419 of compensation expense recognized during the first half of fiscal 2006 and first half of fiscal 2005, respectively. Due to participants terminating their employment prior to the vesting date, 150 of these shares were forfeited. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the non-forfeited shares vested on March 24, 2006, with the remaining shares vesting 20% on February 3, 2007, 30% on February 2, 2008, and 30% on January 31, 2009.

Beginning with the first quarter of fiscal 2006, the Company adopted FASB Statement No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) utilizing the modified prospective approach and did not restate financial results for prior periods. Upon adoption of SFAS 123(R), management determined that the cumulative effect adjustment from estimated forfeitures was immaterial and, as such, no cumulative effect was recorded. Compensation expense was recognized in the first and second quarters of fiscal 2006 for new awards, based on the grant date fair value, as well as for the portion of awards granted in previous fiscal years that was not vested as of the beginning of the fiscal year. The fair value of non-vested common stock awards is the stock price on the date of grant, while the fair value of stock options is determined using the Black-Scholes option pricing model. The adoption of SFAS 123(R) resulted in $782 of stock option compensation expense recognized during the first half of fiscal 2006. Stock option expense is allocated to cost of sales, selling expense, and general and administrative expense in a method similar to that of allocating accrued incentive bonus expense. As a result of adopting SFAS No. 123(R), stock option compensation expense reduced the Company’s after-tax net income for the first half of fiscal 2006 by $489, or $.02 per share for both basic and diluted earnings per share.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation in the first two quarters of fiscal 2005.

	Thirteen Weeks Ended	Twenty-six Weeks Ended
	July 30,2005	July 30,2005

Net income, as reported	$7,553	$16,174
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	262	366
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(677)	(1,327)

Pro forma net income	$7,138	$15,213

Earnings per share:
Basic - as reported	$0.39	$0.81

Basic - pro forma	$0.37	$0.76

Diluted - as reported	$0.38	$0.78

Diluted - pro forma	$0.36	$0.73

The weighted average grant date fair value of options granted during the thirteen weeks ended July 29, 2006 was $19.23 per option. No stock options were granted during the thirteen weeks ended July 30, 2005. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

2006

Risk-free interest rate (1)	5.00%
Dividend yield (2)	1.60%
Expected volatility (3)	45.0%
Expected lives (years) (4)	7.0	years

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility over a period consistent with the expected lives of options.
(4)	Based on historical and expected exercise behavior.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

Options granted during the thirteen weeks ended July 29, 2006 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an option price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the plan typically vest 25% on the date of grant and 25% on each of the next three successive anniversaries of the date of grant. Stock options granted in prior fiscal years, that were not vested as of the beginning of fiscal 2006, were also granted with an option price equal to the market value on the date of grant, have ten-year contractual terms, and generally vest no later than three years from the date of grant.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarters ended July 29, 2006 and July 30, 2005 is as follows:

	2006			2005
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Number	Price	(in thousands)	Number	Price	(in thousands)

Outstanding - beginning of quarter	2,473,870	$21.58		3,334,806	$19.47
Granted	300	41.87		-	n/a
Expired/terminated	(1,427)	24.85		(7,212)	26.04
Exercised	(76,756)	18.69		(638,206)	13.61

Outstanding - end of quarter	2,395,987	$21.67	$42,926	2,689,388	$20.84	$60,193
Exercisable - end of quarter	1,963,048	$20.57	$37,346	2,090,552	$19.34	$49,925

The following table summarizes information about stock options outstanding as of July 29, 2006:
		Options Outstanding				Options Exercisable
			Weighted				Weighted
			Average		Weighted		Average		Weighted
			Remaining		Average		Remaining		Average
Range of		Number	Contractual		Exercise	Number	Contractual		Exercise
Exercise Prices		Outstanding	Life		Price	Exercisable	Life		Price

8.670	9.292	48,288	0.52		9.25	48,288	0.52		9.25
11.750	17.010	471,260	5.14		16.46	471,260	5.14		16.46
17.188	23.950	1,129,948	3.44		20.92	1,129,948	3.44		20.92
25.750	41.870	746,491	5.46		26.91	313,552	6.82		27.19
		2,395,987	4.35	years	$21.67	1,963,048	4.32	years	$20.57

The total intrinsic value of value of options exercised during the fiscal quarters ended July 29, 2006 and July 30, 2005, respectively, was $1,773 and $17,578. The aggregate grant-date fair value of stock options vested during the fiscal quarters ended July 29, 2006 and July 30, 2005 was $66 and $9,657, respectively. The Company received cash from the exercise of stock options during the thirteen and twenty-six week periods of $1,611 and $3,045, respectively. The excess tax benefit realized from the exercise of options was $548 and $1,136 for the thirteen and twenty-six week periods ended July 29, 2006. As of July 29, 2006, there was $1,796 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of 2.0 years.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarters ended July 29, 2006 and July 30, 2005 is as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value

Non-Vested - beginning of quarter	197,880	$35.00	77,500	$34.47	(1)
Granted	-	n/a	-	n/a
Forfeited	-	n/a	-	n/a
Vested	-	n/a	-	n/a

Non-Vested - end of quarter	197,880	$35.00	77,500	$34.47	(1)

(1)	Non-vested shares granted during fiscal 2005. In accordance with APB No. 25, these awards have been valued using the closing price of the Company's common stock at the end of the performance period.

As of July 29, 2006, there was $3,538 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of 3.0 years.

3.
Description of the Business - The Company is a retailer of medium to better priced casual apparel and footwear for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 346 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of July 29, 2006, and 333 stores in 38 states as of July 30, 2005. During the second quarter of fiscal 2006, the Company opened five new stores and substantially renovated two stores. During the second quarter of fiscal 2005, the Company opened five new stores and substantially renovated three stores.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Denims	38.2%	38.3%	41.0%	40.0%
Tops (including sweaters)	32.1	31.1	30.2	30.6
Accessories	9.4	10.1	8.9	9.7
Footwear	7.7	9.1	8.1	8.9
Sportswear/Fashions	9.8	8.0	8.0	6.8
Casual bottoms	2.3	2.2	2.7	2.7
Outerwear	0.4	1.1	1.0	1.2
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

4.
Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Options to purchase 300 shares of common stock for the period ended July 29, 2006, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive. There were no anti-dilutive options for the period ended July 30, 2005.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 29, 2006			July 30, 2005
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$6,639	19,367	$0.34	$7,553	19,145	$0.39

Effect of Dilutive Securities
Stock options and non-vested shares	-	707	(0.01)	-	955	(0.01)

Diluted EPS	$6,639	20,074	$0.33	$7,553	20,100	$0.38

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	July 29, 2006			July 30, 2005
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$15,993	19,337	$0.83	$16,174	19,905	$0.81

Effect of Dilutive Securities
Stock options and non-vested shares	-	704	(0.03)	-	899	(0.03)

Diluted EPS	$15,993	20,041	$0.80	$16,174	20,804	$0.78

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

5.
Related Party Transactions - On March 24, 2005, the Company entered into an agreement with Daniel J. Hirschfeld, founder and Chairman, to purchase a total of 3,000,000 shares of the Company’s outstanding stock from Mr. Hirschfeld. The shares represented approximately 13.8% of the Company’s total shares of Common Stock then outstanding. The shares were purchased for $28.00 per share, or a total purchase price of $84 million. The Company retired the purchased shares, reducing the total shares outstanding and reducing Mr. Hirschfeld’s ownership percentage to approximately 53%.

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

6.
Restatement of Financial Statements

Subsequent to the issuance of its fiscal 2004 financial statements and during the completion of its fiscal 2005 year-end control procedures relating to the accounting for and disclosure of cash and cash equivalents, management discovered an error related to the prior presentation of investments held in auction-rate securities, which are highly liquid investments that are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security, on the balance sheet and in the statement of cash flows. As a result, the balance sheet as of January 29, 2005 and the statements of cash flows for the fiscal years ended January 29, 2005 and January 31, 2004 were restated in the Company’s fiscal 2005 Annual Report on Form 10-K/A.

Subsequent to filing the fiscal 2005 Annual Report on Form 10-K and as a result of control procedures performed during the first quarter of fiscal 2006 relating to the accounting for and disclosure of cash and cash equivalents, management discovered additional errors in the prior presentation of investments held in auction-rate securities and the classification of certain other investment securities. These additional errors were identified and corrected prior to the filing of the Company’s Interim Report on Form 10-Q for the quarter ended April 29, 2006.

The correction of these additional errors resulted in a decrease in cash and cash equivalents and an increase in short-term and long-term investments on the balance sheet as of January 28, 2006 and corresponding adjustments to cash flows from investing activities on the statement of cash flows for the twenty-six week period ended July 30, 2005. The additional errors did not impact the statements of income or statements of stockholders’ equity. The statement of cash flows for the quarter ended July 30, 2005 has been restated in this Interim Report on Form 10-Q in order to reflect the correction of these additional errors.

The following is a summary of the significant effects of the restatement:

	Statements of Cash Flows
	As
	previously
Fiscal quarter ended July 30, 2005	reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(9,586)	$(32,600)	$(42,186)
Proceeds from sales/maturities of investments	11,945	121,391	133,336
Net decrease in cash and cash equivalents	(91,538)	88,791	(2,747)

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2006 AND JULY 30, 2005

7.	Other Income The following table summarizes the Company’s Other Income for the thirteen and twenty-six week periods included in this financial statement:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005

Interest/dividends earned on investments	$1,409	$1,182	$2,939	$2,581
Insurance proceeds	470	-	470	-
VISA/Mastercard settlement	356	-	356	-
Miscellaneous	47	74	101	156
Other Income, net	$2,282	$1,256	$3,866	$2,737

Other income for the second quarter of fiscal 2006 included proceeds received from the settlement of Hurricane Katrina insurance claims and settlement of a lawsuit related to Visa/Mastercard interchange fees. These proceeds had a $0.02 per share impact on both the Company's reported after-tax basic and diluted earnings per share.

8.	Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company's 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and twenty-six week periods ended July 29, 2006, and July 30, 2005:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	July 29, 2006	July 30, 2005	(Decrease)	July 29, 2006	July 30, 2005	(Decrease)

Net sales	100.0%	100.0%	-1.7%	100.0%	100.0%	1.1%
Cost of sales (including buying, distribution and occupancy costs)	66.7%	65.2%	0.7%	65.5%	65.0%	2.0%
Gross profit	33.3%	34.8%	-6.0%	34.5%	35.0%	-0.5%
Selling expenses	21.6%	20.8%	1.8%	20.8%	20.3%	3.3%
General and administrative expenses	3.6%	3.7%	-4.5%	3.5%	3.8%	-5.5%
Income from operations	8.1%	10.3%	-22.4%	10.2%	10.9%	-5.9%
Other income, net	2.2%	1.2%	81.7%	1.8%	1.3%	41.2%
Income before income taxes	10.3%	11.5%	-11.4%	12.0%	12.2%	-0.9%
Provision for income taxes	3.8%	4.2%	-10.2%	4.5%	4.5%	-0.5%
Net income	6.5%	7.3%	-12.1%	7.5%	7.7%	-1.1%

Net sales decreased from $104.1 million in the second quarter of fiscal 2005 to $102.4 million in the second quarter of fiscal 2006, a 1.7% decrease. Comparable store sales decreased by $5.7 million, or 5.7%, for the thirteen week period ended July 30, 2006, compared to the same period in the prior year. The comparable store sales decrease was primarily due to a decrease in the number of transactions at comparable stores during the period, partially offset by a 3.0% increase in the average retail price per piece of merchandise sold during the period and a 3.7% increase in the average number of units sold per transaction. The comparable store sales decrease for the period was partially offset by growth attributable to the inclusion of a full three months of operating results for thirteen new stores opened after the first quarter of fiscal 2005, to the opening of nine new stores during the first two quarters of fiscal 2006 and to growth in online sales.

Net sales increased from $209.7 million in the first six months of fiscal 2005 to $212.0 million for the first six months of fiscal 2006, a 1.1% increase. Comparable store sales decreased by $6.9 million, or 3.4%, for the twenty-six week period ended July 29, 2006, compared to the same period in the prior year. The comparable store sales decrease was primarily due to a decrease in the number of transactions at comparable stores during the period, partially offset by a 4.0% increase in the average retail price per piece of merchandise sold during the period and a 3.3% increase in the average number of units sold per transaction. Sales growth for the twenty-six week period was, therefore, attributable to the inclusion of a full six months of operating results for fifteen new stores opened during fiscal 2005, to the opening of nine new stores during the first two quarters of fiscal 2006 and to growth in online sales. Average sales per square foot decreased 4.2% from $127 for the six months ended July 30, 2005, to $121 for the six months ended July 29, 2006.

The Company’s average retail price per piece of merchandise sold increased $1.05, approximately 3.0%, during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. This $1.05 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 6.8% increase in denim price points ($0.86), an 8% increase in accessory price points ($0.25), a 9.2% increase in footwear price points ($0.23), a 4.6% increase in woven shirt price points ($0.08), a 0.9% increase in knit shirt price points ($0.08) and a 33.6% increase in active apparel price points ($0.08). These increases were partially offset by the impact of a shift in the merchandise mix and reduced price points in certain other categories. These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label merchandise.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $1.43, approximately 4.0%, during the first half of fiscal 2006 compared to the first half of fiscal 2005. This $1.43 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 6.2% increase in denim price points ($0.88), an 8% increase in footwear price points ($0.22), a 4.4% increase in accessory price points ($0.14), a 6.0% increase in woven shirt price points ($0.11), a 1.2% increase in knit shirt price points ($0.10) and a 29.6% increase in active apparel price points ($0.07). These increases were partially offset by reduced outerwear price points. These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label merchandise.

Gross profit after buying, occupancy and distribution expenses decreased $2.2 million in the second quarter of fiscal 2006 to $34.1 million, a 6.0% decrease. As a percentage of net sales, gross profit decreased from 34.8% in the second quarter of fiscal 2005 to 33.3% in the second quarter of fiscal 2006. The decrease in gross profit, as a percentage of net sales, resulted primarily from a 0.4% decline (as a percentage of net sales) in actual merchandise margins as a result of an increase in markdown merchandise and from de-leveraged occupancy expense (1.2%, as a percentage of net sales) and buying expense (0.1%, as a percentage of net sales). These increases were, however, partially offset by a 0.2% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual.

Year-to-date, gross profit decreased $0.4 million for the first twenty-six weeks of fiscal 2006 to $73.1 million, a 0.5% decrease. As a percentage of net sales, gross profit decreased from 35.0% for the first half of fiscal 2005 to 34.5% for the first half of fiscal 2006. The decrease in gross profit, as a percentage of net sales, resulted primarily from de-leveraged occupancy expense (0.8%, as a percentage of net sales). These increases were, however, partially offset by a 0.2% improvement, as a percentage of net sales, in actual merchandise margins and a 0.1% reduction, as a percentage of net sales, in the incentive bonus accrual.

Selling expenses increased from $21.7 million for the second quarter of fiscal 2005 to $22.1 million for the second quarter of fiscal 2006, a 1.8% increase. As a percentage of net sales, selling expense increased from 20.8% for the second quarter of fiscal 2005 to 21.6% for the second quarter of fiscal 2006. The increase was primarily attributable to increases in internet-related fulfillment and marketing expenses (0.6%, as a percentage of net sales), store salaries (0.5%, as a percentage of net sales), store fixture expense (0.3%, as a percentage of net sales), stock option compensation expense as a result of FASB Statement 123(R) adoption during fiscal 2006 (0.3%, as a percentage of net sales), bankcard fees (0.1%, as a percentage of net sales) and certain other selling expenses of 0.1%. These increases were partially offset by a 0.9% reduction, as a percentage of net sales, in the incentive bonus accrual and a 0.2% reduction, as a percentage of net sales, in payroll tax expense, as well as reductions in certain other selling expenses.

Year-to-date, selling expense increased from $42.6 million in the first six months of fiscal 2005 to $44.0 million for the first six months of fiscal 2006, a 3.3% increase. As a percentage of net sales, selling expense increased from 20.3% in fiscal 2005 to 20.8% in fiscal 2006. The increase in selling expense, as a percentage of net sales, resulted primarily from increases in internet-related fulfillment and marketing expenses (0.6%, as a percentage of net sales), stock option compensation expense (0.3% as a percentage of net sales), store salaries (0.3%,as a percentage of net sales), store fixture expense (0.2%, as a percentage of net sales), bankcard fees (0.1%, as a percentage of net sales) and certain other selling expenses. These increases were partially offset by a 0.7% reduction, as a percentage of net sales, in the incentive bonus accrual, a 0.2% reduction, as a percentage of net sales, in advertising spending and a 0.1% reduction, as a percentage of net sales, in payroll tax expense, as well as reductions in certain other selling expenses.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses decreased from $3.9 million in the second quarter of fiscal 2005 to $3.7 million in the second quarter of fiscal 2006, a 4.5% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.7% for the second quarter of fiscal 2005 to 3.6% for the second quarter of fiscal 2006. The decrease in general and administrative expenses, as a percentage of net sales, resulted primarily from a 0.4% reduction, as a percentage of net sales, in the incentive bonus accrual and a 0.2% reduction, as a percentage of net sales, in compensation expense related to restricted stock grants and unrealized gains in the Company’s non-qualified deferred compensation plan. These reductions were partially offset by increases in stock option compensation expense as a result of FASB Statement 123(R) adoption during fiscal 2006 (0.1%, as a percentage of net sales), home office payroll expense (0.1%, as a percentage of net sales) and certain other general and administrative expenses totaling 0.2%. Prior year general and administrative expenses were also positively impacted by a one-time gain on the disposal of assets (0.1%, as a percentage of net sales).

Year-to-date, general and administrative expense decreased from $8.0 million for the first six months of fiscal 2005 to $7.5 million for the first six months of fiscal 2006, a 5.5% decrease. As a percentage of net sales, general and administrative expense decreased from 3.8% in fiscal 2005 to 3.5% in fiscal 2006. The reduction in general and administrative expenses, as a percentage of net sales, resulted primarily from a 0.3% reduction, as a percentage of net sales, in the incentive bonus accrual and a 0.2% reduction, as a percentage of net sales, in professional fees (primarily related to fees incurred in the first quarter of fiscal 2005 as a result of the Company’s stock repurchase from its founder). These reductions were partially offset by increases in equity compensation expense (0.1%, as a percentage of net sales), home office payroll expense (0.1%, as a percentage of net sales) and certain other general and administrative expenses. Prior year general and administrative expenses were also positively impacted by a one-time gain on the disposal of assets during the second quarter (0.1%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations decreased 22.4% to $8.3 million for the second quarter of fiscal 2006 compared to $10.7 million for the second quarter of fiscal 2005. Income from operations was 8.1% of net sales for the second quarter of fiscal 2006 compared to 10.3% of net sales for the second quarter of fiscal 2005. Income from operations, for the twenty-six week period ended July 29, 2006, decreased 5.9% to $21.5 million compared to $22.9 million for the same twenty-six week period in fiscal 2005. Income from operations was 10.2% of net sales for the first six months of fiscal 2006 compared to 10.9% for the first six months of fiscal 2005.

Other income for the quarter ended July 29, 2006, increased $1.0 million or 81.7% from the quarter ended July 30,2005. For the six months ended July 29, 2006, other income increased $1.1 million or 41.2%. The increase in other income for both the three and six month periods of fiscal 2006 compared to the same periods in the prior year was primarily due to proceeds received from the settlement of Hurricane Katrina insurance claims and settlement of a lawsuit related to Visa/Mastercard interchange fees, in addition to an increase in income earned on the Company’s cash and investments, as further described in Note 7.

Income tax expense, as a percentage of pre-tax income, was 37.2% in the second quarter of fiscal 2006 compared to 36.7% for the second quarter of fiscal 2005, bringing net income to $6.6 million in the second quarter of fiscal 2006 compared to $7.6 million in the second quarter of fiscal 2005. For the first half of fiscal 2006, income tax expense was 37.1% of pre-tax income compared to 36.9% for the first half of fiscal 2005, bringing net income to $16.0 million for the first half of fiscal 2006 compared to $16.2 million for the first half of fiscal 2005.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 2006, the Company had working capital of $204.2 million, including $8.5 million of cash and cash equivalents and short-term investments of $135.6 million. The Company’s primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion and remodeling. Historically, the Company’s primary source of working capital has been cash flow from operations. The first half of each fiscal year is typically a period of decreasing cash flows created by various operating, investing and financing activities. During the first half of fiscal 2006 and 2005, the Company's cash flow provided (used) by operating activities was $2.2 million and $(2.0) million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments and construction costs for new and remodeled stores. The reduction in cash flow for the first six months of fiscal 2006 compared to the first six months of fiscal 2005 resulted primarily from fewer proceeds from sales/maturities of investments, reduced purchases of property and equipment, reduced proceeds from the exercise of stock options and increased cash dividend payments, partially offset by a reduction in inventory build-up during the first half of fiscal 2006 and the repurchase of three million shares of common stock the first quarter of fiscal 2005, resulting in a cash payout of $84 million.

During the first half of fiscal 2006 and 2005, the Company invested $9.8 million and $8.9 million, respectively, in new store construction, store renovation and store technology upgrades. The Company also spent approximately $1.1 million in the first half of fiscal 2006 in capital expenditures related to the expansion of its corporate headquarters and distribution center compared to $5.0 million spent in the first half of fiscal 2005.

During the remainder of fiscal 2006, the Company anticipates completing approximately twelve additional store construction projects, including approximately eight new stores and approximately four stores to be remodeled and/or relocated. As of July 29, 2006, nine additional lease contracts have been signed.

Management now estimates that total capital expenditures during fiscal 2006 will be approximately $27.5 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of July 29, 2006, had total cash and investments of $184.9 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company’s plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years’ average. Based upon past results and current plans, management does not anticipate any material changes in the Company’s need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability and cash flows. Also, the Company’s acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2006 or 2005.

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

1.
Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer.   Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability for unredeemed gift cards and gift certificates is recorded at the time of purchase. The liability recorded for unredeemed gift cards and gift certificates was $3.6 million and $5.5 million as of July 29, 2006, and January 28, 2006, respectively.

The Company establishes a liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $310,000 at July 29, 2006, and $308,000 at January 28, 2006.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.8 million and $6.5 million as of July 29, 2006 and January 28, 2006, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The following tables identify the material obligations and commitments as of July 29, 2006:
	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$-	$-	$-	$-	$-
Deferred compensation	$2,985	$-	$-	$-	$2,985
Operating leases	$211,913	$35,188	$65,459	$50,627	$60,639
Total contractual obligations	$214,898	$35,188	$65,459	$50,627	$63,624

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the second quarter of fiscal 2006 or the second quarter of fiscal 2005. The Company had outstanding letters of credit totaling $999 and $895 at July 29, 2006 and January 28, 2006, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2003, 2004, and 2005, the Christmas and back-to-school seasons accounted for approximately 40%, 38% and 37% of the Company’s fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended July 29, 2006, and July 30, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company adopted SFAS 123(R) effective with the first quarter of fiscal 2006 utilizing the modified prospective approach, with the Black-Scholes option pricing model used to calculate the fair value of stock options. Compensation expense was recorded for new awards based on their grant date fair value. Additionally, for the portion of previously issued and outstanding awards, that were not vested as of the beginning of the fiscal year, compensation expense was recorded based on previously disclosed SFAS 123 methodologies and valuations, beginning with the first quarter of fiscal 2006. The adoption of “SFAS No. 123(R): Share-Based Payments” had a $0.01 and $0.02 per share impact on both the Company’s reported after-tax basic and diluted earnings per share for the second quarter and for the first half of fiscal 2006, respectively. The adoption had no impact on reported basic or diluted per share net earnings for the second quarter or first half of fiscal 2005, as the Company has elected to utilize the modified prospective approach.

On July 13, 2006, the FASB issued Interpretation 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company's 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.

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

ITEM 4 - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. In performing this evaluation, management considered its controls over the accounting for and disclosure of its investments. As a result of the errors identified during the first quarter of fiscal 2006, management determined that a material weakness in internal control over financial reporting related to the accounting for and disclosure of investments had not been remediated as of January 28, 2006 and was remediated as of the end of the period covered by this report.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Change in Internal Control Over Financial Reporting

Management has implemented additional transaction level controls over the accounting for and disclosure of its investments and believes that these expanded transaction level control activities for the classification of individual investments have allowed the Company to fully remediate this material weakness.

There were no other changes in the Company’s internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings:      None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 29, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
April 30, to May 27, 2006	7,700	39.99	7,700	673,300
May 28, to July 1, 2006	65,000	41.04	65,000	608,300
July 2, to July 29, 2006	12,200	38.74	12,200	596,100

The shares yet to be purchased are remaining from a 1,000,000 share repurchase plan, authorized by the Board of Directors.

Item 3.  Defaults Upon Senior Securities:     None

Item 4.  Submission of Matters to a Vote of Security Holders:
(a) June 2, 2006, Annual Meeting
(b)  Board of Directors:
Daniel J. Hirschfeld	Robert E. Campbell
Dennis H. Nelson	John P. Peetz
Karen B. Rhoads	Ralph M. Tysdal
James E. Shada	Bruce L. Hoberman
Bill L. Fairfield	David A. Roehr

	Number of Shares*
	For	Against	Abstain	Del N-Vote
(c) 1. Election of Board of Directors:
Daniel J. Hirschfeld	18,437,753	0	457,685
Dennis H. Nelson	18,438,608	0	456,830
Karen B. Rhoads	18,410,399	0	485,039
James E. Shada	18,438,433	0	457,005
Bill L. Fairfield	18,789,337	0	106,101
Robert E. Campbell	18,772,339	0	123,099
Jack Peetz	18,871,060	0	24,378
Ralph M. Tysdal	18,772,294	0	123,144
Bruce L. Hoberman	18,789,287	0	106,151
David A. Roehr	18,816,662	0	78,776

	Number of Shares*
	For	Against	Abstain	Del N-Vote

2. Appoint Deloitte & Touche LLP as independent auditors.	18,806,001	87,945	1,492

3. Approve Company’s 2006 Management Incentive Program	17,554,174	335,837	9,192	996,235

4. Approve Amendment to Company’s 2005 Restricted Stock Plan	17,221,729	668,297	9,177	996,235

5. Approve Awards Pursuant to Company’s 2005 Restricted Stock Plan	17,588,860	299,130	11,213	996,235

6. Approve Amendment to Company’s 1993 Director Stock Option Plan	17,243,713	646,217	9,273	996,235

7. Ratify Grant of Stock Options To Non-employee Directors	17,299,715	588,120	11,368	996,235

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

THE BUCKLE, INC.

Dated: September 7, 2006	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO

Dated: September 7, 2006	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President of Finance and CFO