Form 10-Q
period 2006-10-28
BUCKLE INC
filed 2006-12-07
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2006

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
☐Large accelerated filer; ☑  Accelerated filer; ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, as of November 24, 2006, was 19,272,685.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	October 28,	January 28,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,053	$23,438
Short-term investments	131,299	134,672
Accounts receivable, net of allowance of $62 and $94, respectively	5,164	4,824
Inventory	99,974	68,731
Prepaid expenses and other assets	8,100	6,894
Total current assets	254,590	238,559

PROPERTY AND EQUIPMENT:	213,714	199,618
Less accumulated depreciation and amortization	(118,538)	(108,222)
	95,176	91,396

LONG-TERM INVESTMENTS	37,936	41,654
OTHER ASSETS	2,624	2,657

	$390,326	$374,266

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,126	$11,119
Accrued employee compensation	10,943	20,096
Accrued store operating expenses	4,755	3,725
Gift certificates redeemable	3,793	5,495
Income taxes payable	7,139	4,696
Total current liabilities	45,756	45,131

DEFERRED COMPENSATION	3,203	2,518
DEFERRED RENT LIABILITY	29,320	26,824
Total liabilities	78,279	74,473

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; issued and
outstanding; 19,200,516 and 19,339,153 shares, respectively	192	193
Additional paid-in capital	26,741	39,651
Retained earnings	285,114	261,948
Unearned compensation - restricted stock	-	(1,999)
Total stockholders’ equity	312,047	299,793

	$390,326	$374,266

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

SALES, Net of returns and allowances	$143,084	$138,067	$355,088	$347,744

COST OF SALES (Including buying,
distribution and occupancy costs)	84,435	81,818	223,344	217,999

Gross profit	58,649	56,249	131,744	129,745

OPERATING EXPENSES:
Selling	28,095	27,060	72,102	69,674
General and administrative	4,713	4,096	12,254	12,074
	32,808	31,156	84,356	81,748

INCOME FROM OPERATIONS	25,841	25,093	47,388	47,997

OTHER INCOME, Net	2,193	1,116	6,059	3,853

INCOME BEFORE INCOME TAXES	28,034	26,209	53,447	51,850

PROVISION FOR INCOME TAXES	10,373	9,619	19,793	19,086

NET INCOME	$17,661	$16,590	$33,654	$32,764

EARNINGS PER SHARE:
Basic	$0.92	$0.85	$1.75	$1.66

Diluted	$0.89	$0.82	$1.69	$1.59

Basic weighted average shares	19,167	19,458	19,280	19,756
Diluted weighted average shares	19,799	20,184	19,961	20,597

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

		Additional
	Common	Paid-in	Retained	Unearned
	Stock	Capital	Earnings	Compensation	Total

FISCAL 2006
BALANCE, January 28, 2006	$193	$39,651	$261,948	$(1,999)	$299,793

Reclassify unearned compensation	-	(1,999)	-	1,999	-
Net income	-	-	33,654	-	33,654
Dividends paid on common stock,
($0.17 per share)	-	-	(6,647)	-	(6,647)
($0.20 per share)	-	-	(3,841)	-	(3,841)
Common stock (166,913 shares)
issued on exercise of stock options	2	3,124	-	-	3,126
Issuance of non-vested stock (136,000 shares)	1	(1)	-	-	-
Amortization of non-vested stock grants	-	908	-	-	908
Forfeiture of non-vested stock (5,350 shares)	-	(12)	-	-	(12)
Stock option expense	-	1,110	-	-	1,110
Common stock (436,200 shares)
purchased and retired	(4)	(16,040)	-	-	(16,044)

BALANCE, October 28, 2006	$192	$26,741	$285,114	$-	$312,047

FISCAL 2005
BALANCE, January 29, 2005	$217	$26,857	$305,854	$-	$332,928

Net income	-	-	32,764	-	32,764
Dividends paid on common stock,
($0.12 per share)	-	-	(2,264)	-	(2,264)
($0.15 per share)	-	-	(2,925)	-	(2,925)
($0.17 per share)	-	-	(3,321)	-	(3,321)
Common stock (787,778 shares)
issued on exercise of stock options	7	11,415	-	-	11,422
Issuance of non-vested stock (77,500 shares)	1	2,669	-	(2,670)	-
Amortization of non-vested stock grants	-	-	-	504	504
Common stock (3,018,875 shares)
purchased and retired	(30)	(641)	(83,970)	-	(84,641)

BALANCE, October 29, 2005	$195	$40,300	$246,138	$(2,166)	$284,467

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 28,	October 29,
	2006	2005 (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,654	$32,764
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	13,619	12,525
Compensation expense - non-vested stock	908	504
Compensation expense - stock options	1,110	-
Forfeiture of restricted stock	(12)	-
Excess tax benefit from employee stock option exercises	(1,153)	-
Other	135	(90)
Changes in operating assets and liabilities:
Accounts receivable	(340)	(1,375)
Inventory	(31,243)	(33,006)
Prepaid expenses	(1,206)	(377)
Accounts payable	7,500	4,188
Accrued employee compensation	(9,153)	(5,104)
Accrued store operating expenses	1,030	422
Gift certificates redeemable	(1,702)	(1,447)
Long-term liabilities and deferred compensation	3,181	2,059
Income taxes payable	2,443	2,221

Net cash flows from operating activities	18,771	13,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,032)	(19,975)
Proceeds from sale of property and equipment	5	182
Change in other assets	33	-
Purchases of investments	(49,648)	(59,613)
Proceeds from sales/maturities of investments	56,739	152,235

Net cash flows from investing activities	(9,903)	72,829

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,126	11,422
Excess tax benefit from employee stock option exercises	1,153	-
Purchases of common stock	(16,044)	(84,641)
Payment of dividends	(10,488)	(8,510)

Net cash flows from financing activities	(22,253)	(81,729)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,385)	4,384

CASH AND CASH EQUIVALENTS, Beginning of period	23,438	16,196

CASH AND CASH EQUIVALENTS, End of period	$10,053	$20,580

(1) As restated, see note 6.

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

1.
Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by The Buckle, Inc. (the “Company”) and additional footnotes are reflected in the financial statements for the fiscal year ended January 28, 2006, included in The Buckle, Inc.'s 2005 Form 10-K/A.

2.
Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees, executives and directors; as described more fully in the notes included in the Company’s 2005 Annual Report. As of October 28, 2006, 317,795 shares were available for grant under the various stock option plans, of which 201,800 were available for grant to executive officers. Also as of October 28, 2006, 16,850 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.

During fiscal 2006, the Company granted 136,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $125 and $406 of compensation expense recognized during the thirteen and thirty-nine week periods ended October 28, 2006, respectively. Due to participants terminating their employment prior to the vesting date, 5,200 of these shares were forfeited. The remaining shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets based on growth in fiscal 2006 pre-bonus, pre-tax net income.

During fiscal 2005, the Company granted 77,500 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $219 and $490 of compensation expense recognized during thirteen and thirty-nine week periods ended October 28, 2006, respectively. The same grants resulted in $85 and $504 of compensation expense recognized during the thirteen and thirty-nine week periods ended October 29, 2005, respectively. Due to participants terminating their employment, 150 of these shares were forfeited and the vesting for 3,400 of these shares was accelerated. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the non-forfeited shares vested on March 24, 2006, with the remaining non-forfeited, non-accelerated shares vesting 20% on February 3, 2007, 30% on February 2, 2008, and 30% on January 31, 2009.

Beginning with the first quarter of fiscal 2006, the Company adopted FASB Statement No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) utilizing the modified prospective approach and did not restate financial results for prior periods. Upon adoption of SFAS 123(R), management determined that the cumulative effect adjustment from estimated forfeitures was immaterial and, as such, no cumulative effect was recorded. Compensation expense was recognized in each of the first three quarters of fiscal 2006 for new awards, based on the grant date fair value, as well as for the portion of awards granted in previous fiscal years that was not vested as of the beginning of the fiscal year. The fair value of non-vested common stock awards is the stock price on the date of grant, while the fair value of stock options is determined using the Black-Scholes option pricing model. The adoption of SFAS 123(R) resulted in $327 and $1,110 of stock option compensation expense recognized during the thirteen and thirty-nine week periods ended October 28, 2006, respectively. Stock option expense is allocated to cost of sales, selling expense, and general and administrative expense in a method similar to that of allocating accrued incentive bonus expense. As a result of adopting SFAS No. 123(R), stock option compensation expense reduced the Company’s fiscal 2006 third quarter after-tax net income by $205, or $.01 per share for both basic and diluted earnings per share, and its fiscal 2006 year-to-date after-tax net income by $694, or $.04 per share for both basic and diluted earnings per share.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation during the thirteen and thirty-nine weeks ended October 29, 2005.
	Thirteen Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2005	October 29, 2005

Net income, as reported	$16,590	$32,764
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects	53	419
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(512)	(1,839)

Pro forma net income	$16,131	$31,344

Earnings per share:
Basic - as reported	$0.85	$1.66

Basic - pro forma	$0.83	$1.59

Diluted - as reported	$0.82	$1.59

Diluted - pro forma	$0.80	$1.52

The weighted average grant date fair value of options granted during the thirty-nine week period ended October 28, 2006 was $14.95 per option. The weighted average grant date fair value of options granted during the thirty-nine week period ended October 29, 2005 was $13.48 per option. The fair value of options granted during each of the thirty-nine week periods was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005

Risk-free interest rate (1)	4.50 - 5.00%	4.25%
Dividend yield (2)	1.60 - 2.00%	1.70%
Expected volatility (3)	45.0%	50.0%
Expected lives (4)	7.0 years	7.0 years

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

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

Options granted during the thirty-nine week period ended October 28, 2006 and thirty-nine week period ended October 29, 2005 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an option price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the plan typically vest 25% on the date of grant and 25% on each of the next three successive anniversaries of the date of grant. Stock options granted in prior fiscal years, that were not vested as of the beginning of fiscal 2006, were also granted with an option price equal to the market value on the date of grant, have ten-year contractual terms, and generally vest no later than three years from the date of grant. A summary of the Company’s stock-based compensation activity related to stock options for the thirty-nine week periods ended October 28, 2006 and October 29, 2005 is as follows:

	2006			2005
		Weighted	Aggregate		Weighted	Aggregate
		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value
	Number	Price	(in thousands)	Number	Price	(in thousands)

Outstanding - beginning
of year	2,543,911	$21.39		3,457,219	$19.40
Granted	18,300	34.59		18,000	28.28
Expired/terminated	(10,446)	25.53		(24,574)	26.39
Exercised	(166,913)	18.73		(787,778)	14.50

Outstanding - end of quarter	2,384,852	$21.66	$41,772	2,662,867	$20.85	$36,824
Exercisable - end of quarter	1,958,672	$20.57	$36,459	2,066,742	$19.34	$31,699

The following table summarizes information about stock options outstanding as of October 28, 2006:

		Options Outstanding				Options Exercisable
Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price
8.670	9.292	47,800	0.27		9.26	47,800	0.27		9.26
11.750	17.010	471,260	4.89		16.46	471,260	4.89		16.46
17.188	23.950	1,127,494	3.19		20.93	1,127,494	3.19		20.93
25.750	41.870	738,298	5.19		26.92	312,118	6.57		27.19
		2,384,852	4.09	years	$21.66	1,958,672	4.07	years	$20.57

The total intrinsic value of value of options exercised during the thirty-nine week periods ended October 28, 2006 and October, 29 2005, respectively, was $3,634 and $20,153. The Company received cash from the exercise of stock options during the thirty-nine week period ended October 28, 2006 of $3,126. Cash received for the thirty-nine week period ended October 29, 2005 was $11,422. The excess tax benefit realized from the exercise of options was $1,153 for the thirty-nine week period ended October 28, 2006. As of October 28, 2006, there was $1,470 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years.

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week periods ended October 28, 2006 and October 29, 2005 is as follows:

	2006			2005
		Weighted			Weighted
		Average			Average
		Grant Date			Grant Date
	Number	Fair Value		Number	Fair Value

Non-Vested - beginning
of year	77,500	$34.47	(1)	-	n/a
Granted	136,000	35.25		77,500	34.47	(1)
Forfeited	(5,350)	35.23		-	n/a
Vested	(18,190)	34.47	(1)	-	n/a

Non-Vested - end of quarter	189,960	$35.01		77,500	$34.47	(1)

(1) Non-vested shares granted during fiscal 2005. In accordance with APB No. 25, these awards have been valued using the closing price of the Company's common stock at the end of the performance period.

As of October 28, 2006, there was $3,109 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.8 years.

3.
Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 352 stores located in 38 states throughout the central, northwestern and southern regions of the United States as of October 28, 2006, and 337 stores in 38 states as of October 29, 2005. During the third quarter of fiscal 2006, the Company opened six new stores and substantially renovated six stores. During the third quarter of fiscal 2005, the Company opened four new stores and substantially renovated three stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Merchandise Group	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Denims	47.6%	44.2%	43.6%	41.7%
Tops (including sweaters)	31.5	30.0	30.7	30.3
Accessories	8.1	9.4	8.6	9.6
Footwear	6.6	8.2	7.5	8.6
Sportswear/Fashions	1.5	0.8	5.5	4.4
Casual bottoms	1.7	2.6	2.3	2.7
Outerwear	2.9	4.7	1.7	2.6
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

4.
Net Income Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options and non-vested shares. Options to purchase 300 shares of common stock for the thirteen and thirty-nine week periods ended October 28, 2006, are not included in the computation of diluted earnings per share because the options would be considered anti-dilutive. There were no anti-dilutive options for the thirteen and thirty-nine week periods ended October 29, 2005.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 28, 2006			October 29, 2005
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$17,661	19,167	$0.92	$16,590	19,458	$0.85

Effect of Dilutive
Securities
Stock options and
non-vested shares	-	632	(0.03)	-	726	(0.03)

Diluted EPS	$17,661	19,799	$0.89	$16,590	20,184	$0.82

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	October 28, 2006			October 29, 2005
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$33,654	19,280	$1.75	$32,764	19,756	$1.66

Effect of Dilutive
Securities
Stock options and
non-vested shares	-	681	(0.06)	-	841	(0.07)

Diluted EPS	$33,654	19,961	$1.69	$32,764	20,597	$1.59

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

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

The correction of these additional errors resulted in a decrease in cash and cash equivalents and an increase in short-term and long-term investments on the balance sheet as of January 28, 2006 and corresponding adjustments to cash flows from investing activities on the statement of cash flows for the thirty-nine week period ended October 29, 2005. The additional errors did not impact the statements of income or statements of stockholders’ equity. The statement of cash flows for the thirty-nine weeks ended October 29, 2005 has been restated in this Interim Report on Form 10-Q in order to reflect the correction of these additional errors.

The following is a summary of the significant effects of the restatement:

	Statements of Cash Flows
	As
	previously
Fiscal quarter ended October 29, 2005	reported	Adjustments	As restated
Cash Flows from Investing Activities
Purchases of investments	$(16,310)	$(43,303)	$(59,613)
Proceeds from sales/maturities of investments	21,439	130,796	152,235
Net decrease in cash and cash equivalents	(83,109)	87,493	4,384

THE BUCKLE, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2006 AND OCTOBER 29, 2005

 7.    Other Income

The following table summarizes the Company’s Other Income for the thirteen and thirty-nine week periods included in the statements of income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005

Interest/dividends from investments	$2,093	$1,061	$5,033	$3,642
Insurance proceeds	-	-	470	-
VISA/Mastercard settlement	-	-	356	-
Miscellaneous	100	55	200	211
Other Income, net	$2,193	$1,116	$6,059	$3,853

Other income for the second quarter of fiscal 2006 included proceeds received from the settlement of Hurricane Katrina insurance claims and settlement of a lawsuit related to Visa/Mastercard interchange fees. These proceeds had a $0.02 per share impact on both the Company’s reported after-tax basic and diluted earnings per share for the quarter ended July 29, 2006.

8.    Recently Issued Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company’s 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.

9.    Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 28, 2006 and October 29, 2005 of $507 and $0, respectively. The non-cash investing activity related to unpaid purchases of property, plant and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 28, 2006 and October 29, 2005 of $17,816 and $16,865, respectively.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for each of the thirteen and thirty-nine week periods ended October 28, 2006, and October 29, 2005:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Thirty-nine Weeks Ended		Increase/
	October 28, 2006	October 29, 2005	(Decrease)	October 28, 2006	October 29, 2005	(Decrease)

Net sales	100.0%	100.0%	3.6%	100.0%	100.0%	2.1%
Cost of sales (including buying,
distribution and occupancy costs)	59.0%	59.3%	3.2%	62.9%	62.7%	2.5%
Gross profit	41.0%	40.7%	4.3%	37.1%	37.3%	1.5%
Selling expenses	19.6%	19.6%	3.8%	20.3%	20.0%	3.5%
General and administrative expenses	3.3%	3.0%	15.1%	3.4%	3.5%	1.5%
Income from operations	18.1%	18.1%	3.0%	13.4%	13.8%	-1.3%
Other income, net	1.5%	0.8%	96.6%	1.7%	1.1%	57.3%
Income before income taxes	19.6%	18.9%	7.0%	15.1%	14.9%	3.1%
Provision for income taxes	7.3%	7.0%	7.8%	5.6%	5.5%	3.7%
Net income	12.3%	11.9%	6.5%	9.5%	9.4%	2.7%

Net sales increased from $138.1 million in the third quarter of fiscal 2005 to $143.1 million in the third quarter of fiscal 2006, a 3.6% increase. Comparable store sales decreased by $0.1 million, or 0.1%, for the thirteen week period ended October 28, 2006, compared to the same period in the prior year. The comparable store sales decrease was primarily due to a decrease in the number of transactions at comparable stores during the period, partially offset by a 6.1% increase in the average retail price per piece of merchandise sold during the period and a 2.7% increase in the average number of units sold per transaction. The comparable store sales decrease for the period was offset by growth attributable to the inclusion of a full three months of operating results for eight new stores opened after the second quarter of fiscal 2005, to the opening of fifteen new stores during the first three quarters of fiscal 2006 and to growth in online sales.

Net sales increased from $347.7 million in the first three quarters of fiscal 2005 to $355.1 million for the first three quarters of fiscal 2006, a 2.1% increase. Comparable store sales decreased by $7.0 million, or 2.1%, for the thirty-nine week period ended October 28, 2006, compared to the same period in the prior year. The comparable store sales decrease was primarily due to a decrease in the number of transactions at comparable stores during the period, partially offset by a 4.9% increase in the average retail price per piece of merchandise sold during the period and a 3.2% increase in the average number of units sold per transaction. Sales growth for the thirty-nine week period was, therefore, attributable to the inclusion of a full nine months of operating results for 15 new stores opened during fiscal 2005, to the opening of 15 new stores during the first three quarters of fiscal 2006 and to growth in online sales. Average sales per square foot decreased 3.1% from $209 for the thirty-nine weeks ended October 29, 2005, to $202 for the thirty-nine weeks ended October 28, 2006.

The Company’s average retail price per piece of merchandise sold increased $2.46, approximately 6.1%, during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. This $2.46 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.9% increase in denim price points ($1.13), an 8.1% increase in knit shirt price points ($0.70), a 17.0% increase in woven shirt price points ($0.32), a 3.2% increase in accessory price points ($0.11) and a shift in the merchandise mix ($0.19). These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label merchandise.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $1.83, approximately 4.9%, during the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005. This $1.83 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 6.1% increase in denim price points ($0.98), a 3.8% increase in knit shirt price points ($0.33), a 9.9% increase in woven shirt price points ($0.18), a 4.7% increase in footwear price points ($0.13), a 3.9% increase in accessory price points ($0.13) and a shift in the merchandise mix ($0.10). These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes; and the mix of branded versus private label merchandise.

Gross profit after buying, occupancy and distribution expenses increased $2.4 million in the third quarter of fiscal 2006 to $58.6 million, a 4.3% increase. As a percentage of net sales, gross profit increased from 40.7% in the third quarter of fiscal 2005 to 41.0% in the third quarter of fiscal 2006. The increase in gross profit, as a percentage of net sales, resulted primarily from a 0.8% improvement (as a percentage of net sales) in actual merchandise margins achieved through timely sell-through on new products and a slight increase in sales of private label merchandise, which achieves higher margins as a result of greater initial markup. Gross profit was also impacted by a 0.1% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual. These improvements were partially offset by increases in occupancy expense (0.3%, as a percentage of net sales) and distribution expense (0.3%, as a percentage of net sales).

Year-to-date, gross profit increased $2.0 million for the first thirty-nine weeks of fiscal 2006 to $131.7 million, a 1.5% increase. As a percentage of net sales, gross profit decreased from 37.3% for the first three quarters of fiscal 2005 to 37.1% for the first three quarters of fiscal 2006. The decrease in gross profit, as a percentage of net sales, resulted primarily from de-leveraged occupancy expense (0.6%, as a percentage of net sales) and distribution expense (0.1%, as a percentage of net sales). These increases were partially offset by a 0.4% improvement, as a percentage of net sales, in actual merchandise margins and a 0.1% reduction, as a percentage of net sales, in the incentive bonus accrual.

Selling expenses increased from $27.1 million for the third quarter of fiscal 2005 to $28.1 million for the third quarter of fiscal 2006, a 3.8% increase. As a percentage of net sales, selling expense was 19.6% for both the third quarter of fiscal 2006 and the third quarter of fiscal 2005. Increases in store salaries (0.2%, as a percentage of net sales), stock option compensation expense as a result of result of FASB Statement 123(R) adoption during fiscal 2006 (0.2%, as a percentage of net sales) and certain other selling expenses were offset by a 0.4% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and reductions in certain other selling expenses.

Year-to-date, selling expense increased from $69.7 million in the first three quarters of fiscal 2005 to $72.1 million for the first three quarters of fiscal 2006, a 3.5% increase. As a percentage of net sales, selling expense increased from 20.0% in fiscal 2005 to 20.3% in fiscal 2006. The increase in selling expense, as a percentage of net sales, resulted primarily from increases in internet-related fulfillment and marketing expenses (0.3%, as a percentage of net sales), stock option compensation expense (0.2%, as a percentage of net sales), store salaries (0.2%, as a percentage of net sales), store fixture expense (0.2%, as a percentage of net sales), bankcard fees (0.1%, as a percentage of net sales) and certain other selling expenses. These increases were partially offset by a 0.6% reduction, as a percentage of net sales, in the incentive bonus accrual, a 0.1% reduction, as a percentage of net sales, in advertising spending and a 0.1% reduction, as a percentage of net sales, in payroll tax expense, as well as reductions in certain other selling expenses.

General and administrative expenses increased from $4.1 million in the third quarter of fiscal 2005 to $4.7 million in the third quarter of fiscal 2006, a 15.1% increase. As a percentage of net sales, general and administrative expenses increased from 3.0% for the third quarter of fiscal 2005 to 3.3% for the third quarter of fiscal 2006. The increase in general and administrative expenses, as a percentage of net sales, resulted primarily from increases in equity compensation expense (0.2%, as a percentage of net sales), compensation expense related to unrealized gains in the Company’s non-qualified deferred compensation plan (0.1%, as a percentage of net sales), home office payroll expense (0.1%, as a percentage of net sales), professional fees (0.1%, as a percentage of net sales) and certain other general and administrative expenses (0.2%, as a percentage of net sales). These increases were partially offset by a 0.3% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and a 0.1% reduction, as a percentage of net sales, in corporate aircraft expenses.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date, general and administrative expense increased from $12.1 million for the first three quarters of fiscal 2005 to $12.3 million for the first three quarters of fiscal 2006, a 1.5% increase. As a percentage of net sales, general and administrative expense decreased from 3.5% in fiscal 2005 to 3.4% in fiscal 2006. The reduction in general and administrative expenses, as a percentage of net sales, resulted primarily from a 0.3% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual, a 0.1% reduction, as a percentage of net sales, in professional fees (primarily related to fees incurred in the first quarter of fiscal 2005 as a result of the Company’s stock repurchase from its founder) and a 0.1% reduction, as a percentage of net sales, in corporate aircraft expenses. These reductions were partially offset by increases in equity compensation expense (0.2%, as a percentage of net sales), home office payroll expense (0.1%, as a percentage of net sales) and certain other general and administrative expenses (0.1%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 3.0% to $25.8 million for the third quarter of fiscal 2006 compared to $25.1 million for the third quarter of fiscal 2005. Income from operations was 18.1% of net sales for both the third quarter of fiscal 2006 and the third quarter of fiscal 2005. Income from operations, for the thirty-nine week period ended October 28, 2006, decreased 1.3% to $47.4 million compared to $48.0 million for the same thirty-nine week period in fiscal 2005. Income from operations was 13.4% of net sales for the first three quarters of fiscal 2006 compared to 13.8% for the first three quarters of fiscal 2005.

Other income for the quarter ended October 28, 2006, increased $1.1 million or 96.6% from the quarter ended October 29, 2005. For the year-to-date period ended October 28, 2006, other income increased $2.2 million or 57.3%. The increase in other income for both the third quarter and year-to-date periods of fiscal 2006 compared to the same periods in the prior year was primarily due to an increase in income earned on the Company’s cash and investments, resulting from higher interest rates and higher balances of cash and investments. Other income for the second quarter of fiscal 2006 also included proceeds received from the settlement of Hurricane Katrina insurance claims and the settlement of a lawsuit related to Visa/Mastercard interchange fees, as further described in Note 7.

Income tax expense, as a percentage of pre-tax income, was 37.0% in the third quarter of fiscal 2006 compared to 36.7% for the third quarter of fiscal 2005, bringing net income to $17.7 million in the third quarter of fiscal 2006 compared to $16.6 million in the third quarter of fiscal 2005. For the first three quarters of fiscal 2006, income tax expense was 37.0% of pre-tax income compared to 36.8% for the first three quarters of fiscal 2005, bringing net income to $33.7 million for the first three quarters of fiscal 2006 compared to $32.8 million for the first three quarters of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2006, the Company had working capital of $208.8 million, including $10.1 million of cash and cash equivalents and short-term investments of $131.3 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2006 and 2005, the Company's cash flow provided by operating activities was $18.8 million and $13.3 million, respectively.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments and construction costs for new and remodeled stores. The reduction in cash flow for the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 resulted primarily from fewer proceeds from sales/maturities of investments (net of purchases of investments), reduced proceeds from the exercise of stock options and increased cash dividend payments, partially offset by a reduction in inventory build-up, an increase in accounts payable, reduced purchases of property and equipment, and a reduction in purchases of common stock, resulting from the repurchase of three million shares of common stock the first quarter of fiscal 2005, for a cash payout of $84 million.

During the first three quarters of fiscal 2006 and 2005, the Company invested $15.2 million and $13.8 million, respectively, in new store construction, store renovation and store technology upgrades. The Company also spent approximately $1.8 million in the first three quarters of fiscal 2006 in capital expenditures for its corporate headquarters and distribution center compared to $6.2 million spent in the first three quarters of fiscal 2005.

During the remainder of fiscal 2006, the Company anticipates completing approximately three additional store construction projects, including approximately two new stores and approximately one store to be remodeled and/or relocated. As of October 28, 2006, eleven additional lease contracts have been signed.

Management now estimates that total capital expenditures during fiscal 2006 will be approximately $21.0 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of October 28, 2006, had total cash and investments of $179.3 million. The Company does not currently have plans for a merger, acquisition or accelerated store expansion. The Company’s plans for new store expansion and remodels/relocations during the next three years are reasonably consistent with its past three fiscal years’ average. Based upon past results and current plans, management does not anticipate any material changes in the Company’s need for cash in the upcoming year. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability and cash flows. Also, the Company’s acceleration in store openings and/or remodels, or the Company entering into a merger, acquisition or other financial related transaction, could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2006 or 2005.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.
Revenue Recognition. Sales are recorded upon the purchase of merchandise by customers. The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer.   Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card is redeemed for merchandise. A current liability for unredeemed gift cards and gift certificates is recorded at the time of purchase. The liability recorded for unredeemed gift cards and gift certificates was $3.8 million and $5.5 million as of October 28, 2006, and January 28, 2006, respectively.

The Company establishes a liability for estimated merchandise returns based upon historical average sales return percentage, applying the percentage using the assumption that merchandise returns will occur within nine days following the sale. Customer returns could potentially exceed historical average and returns may occur after the time period reserved for, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $310,000 at October 28, 2006, and $308,000 at January 28, 2006.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using the average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.5 million as of each October 28, 2006 and January 28, 2006. We are not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The following tables identify the material obligations and commitments as of October 28, 2006:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$-	$-	$-	$-	$-
Deferred compensation	$3,203	$-	$-	$-	$3,203
Operating leases	$219,574	$35,323	$66,804	$52,096	$65,351
Total contractual obligations	$222,777	$35,323	$66,804	$52,096	$68,554

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the third quarter of fiscal 2006 or the third quarter of fiscal 2005. The Company had outstanding letters of credit totaling $556 and $895 at October 28, 2006 and January 28, 2006, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the Christmas season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2003, 2004, and 2005, the Christmas and back-to-school seasons accounted for approximately 40%, 38% and 37% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended October 28, 2006, and October 29, 2005.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which was effective for fiscal years beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Company adopted SFAS 123(R) effective with the first quarter of fiscal 2006 utilizing the modified prospective approach, with the Black-Scholes option pricing model used to calculate the fair value of stock options. Compensation expense was recorded for new awards based on their grant date fair value. Additionally, for the portion of previously issued and outstanding awards, that were not vested as of the beginning of the fiscal year, compensation expense was recorded based on previously disclosed SFAS 123 methodologies and valuations, beginning with the first quarter of fiscal 2006. The adoption of “SFAS No. 123(R): Share-Based Payments” had a $0.01 and $0.04 per share impact on both the Company’s reported after-tax basic and diluted earnings per share for the third quarter and for the first three quarters of fiscal 2006, respectively. The adoption had no impact on reported basic or diluted per share net earnings for the third quarter or first three quarters of fiscal 2005, as the Company has elected to utilize the modified prospective approach.

On July 13, 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. The Interpretation provides a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 will be effective at the beginning of the Company’s 2007 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements.

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

Change in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings:      None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 28, 2006:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans
July 30, to August 26, 2006	119,300	34.71	119,300	476,800
August 27, to September 30, 2006	198,600	36.22	198,600	278,200
October 1, to October 28, 2006	24,800	37.97	24,800	253,400

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

THE BUCKLE, INC.

Dated: December 7, 2006	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO

Dated: December 7, 2006	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President of Finance and CFO