Form 10-K
period 2007-02-03
BUCKLE INC
filed 2007-04-19
CIK 885245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2007

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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $348,270,190.02 on July 29, 2006. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 8,796,923 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2007, was 29,876,089.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 27, 2007 for Registrant’s 2007 Annual Meeting of Shareholders to be held May 31, 2007 are incorporated by reference in Part III.

The Buckle, Inc.
Form 10-K
February 3, 2007

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of February 3, 2007, the Company operated 350 retail stores in 38 states throughout the continental United States, excluding the northeast, under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free alterations, free gift-wrapping, easy layaways, the Buckle private label credit card and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. However, the men’s buying team and the marketing team have had a portion of their employees in Kansas City, Missouri for several years and the Company is currently in the process of relocating the entire men’s buying team to a new office in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 181 stores at the start of 1997 to 350 stores by the close of fiscal 2006. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2006 refer to the 53-week period ended February 3, 2007. Fiscal 2005 refers to the 52-week period ended January 28, 2006 and fiscal 2004 refers to the 52-week period ended January 29, 2005.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store with merchandise designed to appeal to the fashion conscious 12 to 24-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (44.6% of fiscal 2006 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with a wide selection of key brands plus private label denim and a wide variety of fits, finishes and styles. Shirts and tops are also significant contributors to total sales (31.0% of fiscal 2006 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Percentage of Net Sales
Merchandise Group	Fiscal 2006	Fiscal 2005	Fiscal 2004
Denims	44.6%	42.7%	40.3%
Tops (including sweaters)	31.0	29.8	31.8
Accessories	9.2	10.2	11.4
Footwear	7.0	8.1	7.6
Outerwear	2.3	3.5	2.5
Sportswear/fashions	3.9	3.1	4.2
Casual bottoms	1.9	2.5	2.1
Other	0.1	0.1	0.1
	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 67% of the Company's sales during fiscal 2006. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Silver, Big Star, Fossil, Hurley, Guess, Quiksilver/Roxy, 7 Diamonds, Billabong, and OBEY. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping atmosphere and, in order to fulfill this mission, it must employ highly motivated employees who give personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card and a special order system that allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately three percent of net sales has been made on a layaway basis.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store. This allows individual store inventories to be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh new look in its stores, the Company ships new merchandise daily to most stores. The Company also has a transfer program that shifts certain merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in-stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes the reduced markdowns justify the incremental distribution costs associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

The Company continually evaluates the store design as part of the overall shopping experience and feels the fiscal 2002 re-design continues to be very well received by guests and developers. This store design contains warm woods, real brick finishes and an appealing ceiling and lighting layout to provide a comfortable environment for the guest. The Company has developed modifications to the store design for specialized venues including lifestyle centers and larger mall fronts. The signature Buckle-B icon and red color are used throughout the store on fixtures, graphic images and print materials to reinforce the brand identity. To enhance selling and product presentation, new tables and fixtures were added to the Company’s signature store design in both fiscal 2006 and 2005. The new tables and fixtures were also rolled out to select existing stores to update their looks as well.

Marketing and Advertising

In fiscal 2006, the Company spent $6.5 million or 1.2% of net sales on seasonal marketing campaigns, advertising, promotions, online marketing and in-store point of sale materials. Seasonal image and promotional signs are presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers and special events are offered to enhance the guest shopping experience. Seasonal brochures featuring current fashion trends and product selection are distributed through the stores, at special events and in new markets. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. Editorial product placement in national and regional magazines creates exposure for seasonal merchandise and the Buckle's private label brands. The Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position the Buckle as the destination store for these specialty branded fashions.

The Company offers programs to strengthen relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as bonus rewards and special targeted mailings. The Buckle continues to build on its B-Rewards incentive program, which is offered exclusively to Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards merchandise certificates at the end of each Rewards period inviting them back into the store at the start of the next season. After successfully testing the program during fiscal 2005, the Company added a student credit card program for all stores in July 2006. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities and read the latest Buckle financial news. The Company has an opt-in email database. National email campaigns are sent bi-monthly and targeted weekly messages are sent notifying guests of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. Offering a growing selection of the merchandise inventory online, the Company presents the online store as a “taste test” in new markets as well as a cross-channel tool in existing markets, which means guests can shop both in the physical stores and via the online store. On October 19, 2006, the Company launched a redesigned Buckle.com on the Escalate E-Commerce platform. The new Buckle.com includes new search features which allow guests to shop by special attributes, including brand and size.

Store Operations

The Company has an Executive Vice President of Sales, a Vice President of Sales, 26 district managers and 57 area managers. The majority of the district managers and each of the area managers also serve as manager of their home base store. In general, each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel. In addition to sharing career opportunities with current Buckle employees, the Company also recruits interns and management trainees from college campuses. A majority of the Company’s store managers, all of its area and district managers and most of its upper level management are former salespeople, including the President and CEO, Dennis H. Nelson and Chairman, Daniel J. Hirschfeld. Recognizing talent and promoting managers from within allows the Company to build a strong foundation for management.

Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the performance of stores in their district/area. Store managers perform sales training for new employees at the store level. Salespeople displaying particular talent are generally assigned to stores operated by district managers for training to become a store manager.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 85% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.7% of net sales for fiscal 2006, 0.6% of net sales for fiscal 2005 and 0.7% for fiscal year 2004.

The average store is approximately 4,900 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team includes the President, Vice President of Women’s Merchandising, Vice President of Men’s Merchandising, six women’s buyers and five men’s buyers. The two Vice Presidents of Merchandising have over 50 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for branded and private label goods.

The Company purchases products from manufacturers within the United States as well as from agents who source goods from foreign manufacturers. The Company's merchandising team shops and monitors U.S. fashion centers (in New York and on the West Coast) to stay abreast of the latest trends. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer or supplier. The Company plans its private label production with several private label vendors three to six months in advance of product delivery. The Company requires its vendors to sign and adhere to its Code of Conduct and Standards of Engagement, which addresses adherence to legal requirements regarding employment practices and health, safety, and environmental regulations.

In fiscal 2006, Koos Manufacturing, Inc. (one of the Company’s private label vendors) and Lucky Brand Dungarees made up 21.1% and 16.1% of the Company’s net sales, respectively. No other vendor accounted for more than 10% of the Company’s sales. Other current significant vendors include Silver, Big Star, Fossil, Hurley, Billabong, Guess, Quiksilver/Roxy, 7 Diamonds, and OBEY. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer demand. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, Nebraska. Merchandise is received daily in Kearney where it is sorted, tagged with bar-coded tickets (unless the vendor UPC code can be used or the merchandise is pre-ticketed), and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt. This system allows stores to receive new merchandise almost every day, creating excitement within each store and providing customers with a reason to shop often.

The Company completed an 82,200 square foot expansion to its corporate headquarters facility during fiscal 2005. This expansion houses the Company’s online fulfillment and customer service center and allows additional space for the supplies and returns-to-vendor departments. The online fulfillment center occupies approximately 100,000 square feet of space on three levels. The Company plans to renovate the space vacated by supplies and returns in fiscal 2007 to add new office space. The current distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and direct transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

Store Locations and Expansion Strategies

As of April 1, 2007, the Company operated 351 stores in 38 states, including 2 stores opened and 1 closed during fiscal 2007. The existing stores are in 4 downtown locations, 9 strip centers, 20 lifestyle centers and 318 shopping malls. The Company anticipates opening approximately 20 new stores in fiscal 2007. For fiscal 2007, 16 of the new stores are expected to be located in higher traffic shopping malls and 4 of the new stores are expected to be located in lifestyle centers. The following table lists the location of existing stores as of April 1, 2007:

		Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores
Alabama	7	Louisiana	8	Oregon	2
Arizona	8	Michigan	18	Pennsylvania	6
Arkansas	6	Minnesota	12	South Carolina	1
California	14	Mississippi	5	South Dakota	3
Colorado	13	Missouri	12	Tennessee	11
Florida	9	Montana	5	Texas	38
Georgia	4	Nebraska	14	Utah	10
Idaho	5	Nevada	2	Virginia	2
Illinois	16	New Mexico	4	Washington	10
Indiana	13	North Carolina	8	West Virginia	2
Iowa	18	North Dakota	3	Wisconsin	13
Kansas	17	Ohio	13	Wyoming	1
Kentucky	5	Oklahoma	13	Total	351

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 181 at the beginning of 1997 to 350 at the end of fiscal 2006. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1997 to the end of fiscal 2006:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Total
1997	181	19	1	199
1998	199	24	1	222
1999	222	27	1	248
2000	248	28	2	274
2001	274	24	3	295
2002	295	11	2	304
2003	304	16	4	316
2004	316	13	2	327
2005	327	15	4	338
2006	338	17	5	350

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

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $867,000, including construction costs of approximately $656,000 (prior to any construction allowance received) and inventory costs of approximately $211,000, net of accounts payable.

The Company anticipates opening approximately 20 new stores during fiscal 2007 and completing approximately 12 remodels. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as for a new store. Of the stores scheduled for remodeling during fiscal 2007, it is estimated that approximately 7 to 8 stores will receive full remodeling. The Company has budgeted a total of $28 to $30 million for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2007.

The Company plans to expand in 2007 by opening stores in existing markets. The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

The virtual private network for communication with the stores also supports the Company’s intranet site. The intranet allows stores to view various types of information from the corporate office. Stores also have access to a variety of tools such as a product search feature with pictures, printable forms and links to transmit various requests and information to the corporate office.

The Company is committed to ongoing review of the MIS and EDP systems to maintain productive, timely information and effective controls. This review includes testing of new products and systems to assure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations.

Employees

As of February 3, 2007, the Company had approximately 6,100 employees - approximately 1,300 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 390 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of February 3, 2007, 1,089 employees participated in the medical plan, 1,099 in the dental plan, 993 in the life insurance plan, 299 in the supplemental life insurance plan, 955 in the long-term disability plan and 767 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

Competition

The men's and women's apparel industries are highly competitive with fashion, selection, quality, price, location, store environment and service being the principal competitive factors. While the Company believes it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of customer service and merchandise selection.

In the men's merchandise area, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Hollister, Hot Topic, Gap and Pacific Sunwear. The men's market also competes with certain department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores and other local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal, Forever 21, and Vanity. The women's market also competes with department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores and certain local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

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

Trademarks

"BUCKLE”, “RECLAIM”, “BKE”, and "THE BUCKLE" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 65. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 57. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Karen B. Rhoads, age 48. Ms. Rhoads is the Vice President of Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Buckle since November 1987.

James E. Shada, age 51. Mr. Shada is Executive Vice President of Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and served as Vice President of Sales from April 19, 1991 until such date. Mr. Shada was elected Director of the Company on May 30, 2002. He began employment with the Company in November 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in site selection and development and the education of personnel as store managers and as area and district managers.

Brett P. Milkie, age 47. Mr. Milkie is Vice President of Leasing. He was elected Vice President of Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as director of leasing.

Kari G. Smith, age 43. Ms. Smith is Vice President of Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management executive team, helping with manager meetings and new store manager development, as well as providing support for store managers, area managers and district managers.

Patricia K. Whisler, age 50. Ms. Whisler is Vice President of Women’s Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

Kyle L. Hanson, age 42. Ms. Hanson is the Corporate Secretary and General Counsel. She has held this position since February 2001. Ms. Hanson joined the Company in May 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with Kutak Rock law firm in Omaha from 1990 to 1996.

Robert M. Carlberg, age 44. Mr. Carlberg is Vice President of Men’s Merchandising. He has held this position since December 11, 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the Men’s Merchandising team. He has been full-time with the merchandising team since January 2001.

ITEM 1A - RISK FACTORS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995 and Risk Factors

Certain statements herein, including anticipated store openings, trends in or expectations regarding The Buckle, Inc.’s revenue and net earnings growth, comparable store sales growth, cash flow requirements and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, changes in product mix, changes in fashion trends and/or pricing, competitive factors, general economic conditions, economic conditions in the retail apparel industry, successful execution of internal performance and expansion plans and other risks detailed herein and in The Buckle, Inc.’s other filings with the Securities and Exchange Commission.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which are accurate only as of the date of this report. The Company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following are material risk factors.

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

Private Label Merchandise. Sales from private label merchandise accounted for approximately 33% of the net sales for both fiscal 2006 and fiscal 2005. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded product. Thus, reductions in the private label mix would decrease the Company’s merchandise margin and, as a result, reduce net earnings.

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

Expansion and Management of Growth. The Buckle, Inc.’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2007, the Company plans to open 20 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

Reliance on Key Personnel. The continued success of The Buckle, Inc. is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus reducing in net earnings. The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s failure to attract and retain qualified personnel could reduce the number of new stores the Company could open in a year which would cause net sales to decline, could create additional operating expenses and could reduce overall profitability for the Company.

Dependence on a Single Distribution Facility and Third-Party Carriers. The distribution function for all of the Company’s stores is handled from a single facility in Kearney, Nebraska. Any significant interruption in the operation of the distribution facility due to natural disasters, system failures or other unforeseen causes would impede the distribution of merchandise to the stores, causing a decline in store inventory, a reduction in store sales and a reduction in company profitability. Interruptions in service by common carriers could also delay shipment of goods to Company store locations. Additionally, there can be no assurance that the current facilities will be adequate to support the Company’s future growth.

Reliance on Foreign Sources of Production. The Company purchases a portion of its private label merchandise through Sourcing agents in foreign markets. In addition, some of the Company’s domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes and other charges on imports and local business practice and political issues which may result in adverse publicity. The Company’s inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company’s net sales and in net earnings.

Dependence upon Maintaining Sales and Profit Growth in the Highly Competitive Retail Apparel Industry. The specialty retail industry is highly competitive. The Company competes primarily on the basis of fashion, selection, quality, price, location, service and store environment. The Company faces a variety of competitive challenges, including:

•	anticipating and responding timely to changing customer demands and preferences;

•	effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;

•	providing unique, high-quality merchandise in styles, colors and sizes that appeal to consumers;

•	sourcing merchandise efficiently;

•	competitively pricing merchandise and creating customer perception of value;

•	increased labor costs, including increases in health care benefits and worker’s compensation costs.

There is no assurance that the Company will be able to compete successfully in the future.

Reliance on Consumer Spending Trends. The continued success of the Company depends, in part, upon numerous factors that impact the levels of individual disposable income and thus, consumer spending. Factors include the political environment, economic conditions, employment, consumer debt, interest rates, inflation and consumer confidence. A decline in consumer spending, for any reason, could have an adverse effect on the Company’s net sales, gross profits and results from operations.

Modifications and/or Upgrades to Information Technology Systems May Disrupt Operations. The Company relies upon its various information systems to manage its operations and regularly evaluates its information technology in order for management to identify investment opportunities for maintaining, modifying, upgrading or replacing these systems. There are inherent risks associated with replacing or changing these systems. Any delays, errors in capturing data or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s business.

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

Year	Number of expiring leases
2008	63
2009	38
2010	58
2011	43
2012	32
2013	22
2014	30
2015 and later	65
Total	351

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, and located in Kearney, NE. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2006 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building also houses the Company’s screenprinting operations. The Company also acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the second of ten five-year renewal options, which expires on October 31, 2011.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this form, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company’s first ever cash dividend of $.0667 per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004. During fiscal 2004, the Company continued quarterly dividend payments with $.0667 per share paid during each of the first two quarters and $.08 per share for the third and fourth quarters. Dividend payments continued during fiscal 2005 with $.08 per share paid in the first quarter, $.10 per share paid in the second quarter and $.1133 per share paid in the third and fourth quarters. The Company continued the $.1133 per share cash dividends in the first and second quarters of fiscal 2006, while in the third quarter of fiscal 2006, it paid cash dividends of $.1333 per share and in the fourth quarter of fiscal 2006, it paid cash dividends of $.20 per share. In addition, the Company paid a special one-time cash dividend of $2.00 per share in the fourth quarter of fiscal 2006. The dividend amounts paid prior to the Company’s January 12, 2007 3-for-2 stock split have been adjusted to reflect the impact of the split. The Company plans to continue its quarterly dividends during fiscal 2007.

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 3, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet Be Purchased Under Publicly Announced Plans

Oct. 29, 2006 to Nov. 25, 2006	-	$0	-	380,100
Nov. 26, 2006 to Dec. 30, 2006	-	$0	-	380,100
Dec. 31, 2006 to Feb. 3, 2007	-	$0	-	380,100
	-	$0	-

The Board of Directors authorized a 1,500,000 share repurchase plan. This plan had 380,100 shares remaining as of February 3, 2007. Shares have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the Russell 2000 Stock Index and a peer group of Retail Trade Stocks.

Total Return Analysis
	2/2/2002	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007
The Buckle, Inc.	$100.00	$83.36	$130.37	$147.15	$184.33	$283.78
Peer Group	$100.00	$92.17	$127.34	$179.64	$186.73	$231.62
Russell 2000	$100.00	$77.04	$120.22	$129.17	$151.77	$165.67

Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

The number of record holders of the Company’s common stock as of March 29, 2007 was 341. Based upon information from the principal market makers, the Company believes there are approximately 2,500 beneficial owners. The closing price of the Company’s common stock on March 29, 2007 was $35.10.

Additional information required by this item is incorporated by reference to the information on page 36 of the Company’s 2006 Annual Report to Shareholders under the caption “Stock Prices by Quarter” which is attached to this Form 10-K. The remainder of the information required by this item appears in the Notes to Financial Statements under Footnote I "Stock-Based Compensation" on pages 32 to 34 in the Company's Annual Report to Shareholders which is attached to this Form 10-K and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to information on page 8 in the Company’s 2006 Annual Report to Shareholders under the caption “Selected Financial Data” which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 9 through 16 in the Company’s 2006 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of February 3, 2007, no borrowings were outstanding under our line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 7% change in the rate earned), the Company’s net income would decrease approximately $310,000 or approximately $.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of Deloitte & Touche LLP, an independent registered public accounting firm, dated April 16, 2007, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment) appearing on pages 17 through 36 of the Company’s 2006 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15-d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America (“GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2007.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Buckle, Inc. (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended February 3, 2007 of the Company and our report dated April 16, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in 2006.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 16, 2007

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2006 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 30, 2006.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" appearing on page 10 of this report, and "Election of Directors" in the Company's Proxy Statement for its 2007 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2007 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation and Other Information,” “Directors Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee,” including sub-captions “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Employment Agreements,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the captions "Election of Directors" in the Company's Proxy Statement for its 2007 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote I on pages 32 to 34 in the Annual Report to Shareholders for fiscal 2006, and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy for its 2007 Annual Shareholders' Meeting and is incorporated by reference.

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

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a) (1) Financial Statements

The Company’s 2006 Annual Report to Shareholders, a copy of which appears as Exhibit 13 to this Form 10-K Report, contains the following on pages 17 through 36 and they are hereby incorporated by reference to this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of February 3, 2007, and January 28, 2006
Statements of Income for each of the three years in the period ended February 3, 2007
Statements of Stockholders' Equity for each of the three years in the period ended February 3, 2007
Statements of Cash Flows for each of the three years in the period ended February 3, 2007
Notes to Financial Statements

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

THE BUCKLE, INC.

Date: April 19, 2007	By:	/s/ DENNIS H. NELSON
Dennis H. Nelson, President and Chief Executive Officer

Date: April 19, 2007	By:	/s/ KAREN B. RHOADS
Karen B. Rhoads, Vice President of Finance, Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of April, 2007.

/s/ DANIEL J. HIRSCHFELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON
Dennis H. Nelson	Ralph M. Tysdal
President and Chief Executive Officer	Director
and Director

/s/ KAREN B. RHOADS
Karen B. Rhoads	Bruce L. Hoberman
Vice President of Finance and	Director
Chief Financial Officer and Director

/s/ JAMES E. SHADA
James E. Shada	David A. Roehr
Executive Vice President of Sales and Director	Director

/s/ ROBERT E. CAMPBELL	/s/ JOHN P. PEETZ
Robert E. Campbell	John P. Peetz, III
Director	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the financial statements of The Buckle, Inc. (the “Company”) as of February 3, 2007 and January 28, 2006, and for each of the three fiscal years in the period ended February 3, 2007, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 and the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 and have issued our reports thereon dated April 16, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment as described in Note A) and have issued our reports thereon dated April 16, 2007; such financial statements and reports are included in your 2006 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc. listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 16, 2007

* * * * *

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

Allowance for Doubtful Accounts
Balance, January 31, 2004	$181,000

Amounts charged to costs and expenses	379,281
Write-off of uncollectible accounts	(447,281)
Balance January 29, 2005	113,000

Amounts charged to costs and expenses	319,377
Write-off of uncollectible accounts	(338,377)
Balance, January 28, 2006	94,000

Amounts charged to costs and expenses	237,598
Write-off of uncollectible accounts	(259,598)
Balance, February 3, 2007	$72,000

INDEX TO EXHIBITS

		Exhibits	Page Number or Incorporation
by Reference to
(3)	Articles of Incorporation and By-Laws.
	(3.1) Articles of Incorporation		Exhibit 3.1 to Form S-1
	of The Buckle, Inc. as amended		No. 33-46294

	(3.1.1)	Amendment to the Articles of
Incorporation of The Buckle, Inc.
	(3.2)	By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1
No. 33-46294
(4)	Instruments defining the rights of security
holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions
of the Articles of Incorporation and
By-laws of the Registrant defining rights
of holders of Common Stock of the registrant

	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1
No. 33-46294
(9)	Not applicable

(10)	Material Contracts
	(10.1)	1991 Stock Incentive Plan	Exhibit 10.1 to Form S-1
No. 33-46294

	(10.2)	1991 Non-Qualified Stock Option Plan	Exhibit 10.2 to Form S-1
No. 33-46294

	(10.3)	Non-Qualified Stock Option Plan and	Exhibit 10.3 to Form S-1
		Agreement With Dennis Nelson	No. 33-46294

	(10.4)	Acknowledgment for Dennis H. Nelson
dated March 27, 2007

	(10.5)	Acknowledgment for James E. Shada
dated March 27, 2007

	(10.6)	Acknowledgment for Brett P. Milkie
dated March 27, 2007

	(10.7)	Acknowledgment for Patricia K. Whisler
dated March 27, 2007

	(10.8)	Acknowledgment for Kari G. Smith
dated March 27, 2007

	(10.10)	Cash or Deferred Profit Sharing Plan	Exhibit 10.10 to Form S-1
No. 33-46294

	(10.10.1)	Non-Qualified Deferred Compensation Plan

	(10.11)	Revolving Line of Credit Note and First
Amendment to Credit Agreement, dated
August 1, 2006 between The Buckle, Inc. and
Wells Fargo Bank, N.A. for a $17.5 million
line of credit

	(10.12)	Credit Agreement dated August 1, 2003	Exhibit 10.12 to Form 10-K
		between The Buckle, Inc. and Wells	filed for the fiscal year ended
		Fargo Bank, N.A, regarding $17.5 million	January 31, 2004
line of credit for working capital and letters
of credit.

	(10.17)	1993 Director Stock Option Plan	Exhibit A to Proxy Statement
for Annual Meeting held
May 26, 1993
	(10.23)	1997 Executive Stock Option Plan	Exhibit B to Proxy Statement
for Annual Meeting held
May 28, 1998
	(10.24)	1998 Restricted Stock Plan	Exhibit C to Proxy Statement
for Annual Meeting held
May 28, 1998
	(10.27)	2004 Management Incentive Plan	Exhibit A to Proxy Statement
for Annual Meeting held
May 28, 2004
	(10.28)	2005 Executive Incentive Plan	Exhibit A to Proxy Statement
for Annual Meeting held
June 2, 2005

(12)	Not applicable

(13)	2006 Annual Report to Stockholders

(18)	Not applicable

(19)	Not applicable

(22)	Not applicable

(23)	Consent of Deloitte & Touche LLP

(25)	Not applicable

(28)	Not applicable

(31a)	Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.