Form 10-Q
period 2007-05-05
BUCKLE INC
filed 2007-06-13
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2007

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
Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, as of May 24, 2007, was 30,049,114.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	May 5,	February 3,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,502	$35,752
Short-term investments	128,483	115,721
Accounts receivable, net of allowance of $37 and $72, respectively	3,421	4,046
Inventory	70,261	70,306
Prepaid expenses and other assets	13,525	12,401
Total current assets	249,192	238,226

PROPERTY AND EQUIPMENT:	222,196	215,630
Less accumulated depreciation and amortization	(126,401)	(121,811)
	95,795	93,819

LONG-TERM INVESTMENTS	30,675	31,958
OTHER ASSETS	4,044	4,195

	$379,706	$368,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,528	$14,670
Accrued employee compensation	8,867	17,800
Accrued store operating expenses	4,666	4,468
Gift certificates redeemable	4,899	6,709
Income taxes payable	4,112	5,562
Total current liabilities	42,072	49,209

DEFERRED COMPENSATION	3,805	3,368
DEFERRED RENT LIABILITY	29,043	29,034
Total liabilities	74,920	81,611

COMMITMENTS

STOCKHOLDERS’ EQUITY:

Common stock, authorized 100,000,000 shares of $.01 par value; issued and outstanding; 30,047,212 shares at May 5, 2007 and 29,408,576 shares at February 3, 2007	300	294
Additional paid-in capital	55,468	43,493
Retained earnings	249,018	242,800
Total stockholders’ equity	304,786	286,587

	$379,706	$368,198

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006

SALES, Net of returns and allowances	$121,111	$109,606

COST OF SALES (Including buying, distribution,
and occupancy costs)	75,608	70,579

Gross profit	45,503	39,027

OPERATING EXPENSES:
Selling	23,424	21,905
General and administrative	4,980	3,864
	28,404	25,769

INCOME FROM OPERATIONS	17,099	13,258

OTHER INCOME, Net	2,123	1,584

INCOME BEFORE INCOME TAXES	19,222	14,842

PROVISION FOR INCOME TAXES	7,029	5,488

NET INCOME	$12,193	$9,354

EARNINGS PER SHARE:
Basic	$0.41	$0.32

Diluted	$0.40	$0.31

Basic weighted average shares	29,468	28,961
Diluted weighted average shares	30,687	30,014

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

			Additional
	Number	Common	Paid-in	Retained	Unearned
	of Shares	Stock	Capital	Earnings	Compensation	Total

FISCAL 2007
BALANCE, February 3, 2007	29,408,576	$294	$43,493	$242,800	$-	$286,587

Net income	-	-	-	12,193	-	12,193
Dividends paid on common stock,
($0.20 per share)	-	-	-	(5,975)	-	(5,975)
Common stock issued on exercise
of stock options	498,836	5	6,582	-	-	6,587
Issuance of non-vested stock	139,800	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	976	-	-	976
Stock option compensation expense	-	-	157	-	-	157
Income tax benefit related to exercise
of employee stock options	-	-	4,261	-	-	4,261

BALANCE, May 5, 2007	30,047,212	$300	$55,468	$249,018	$-	$304,786

FISCAL 2006
BALANCE, January 28, 2006	19,339,153	$193	$39,651	$261,948	$(1,999)	$299,793

Reclassify unearned compensation	-	-	(1,999)	-	1,999	-
Net income	-	-	-	9,354	-	9,354
Dividends paid on common stock,
($0.1133 per share)	-	-	-	(3,323)	-	(3,323)
Common stock issued on exercise
of stock options	86,140	1	1,610	-	-	1,611
Issuance of non-vested stock, net of forfeitures	135,850	2	(2)	-	-	-
Amortization of non-vested stock grants	-	-	397	-	-	397
Stock option compensation expense	-	-	386	-	-	386
Common stock purchased and retired	(8,600)	-	(299)	-	-	(299)

BALANCE, April 29, 2006	19,552,543	$196	$39,744	$267,979	$-	$307,919

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,193	$9,354
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	4,662	4,456
Amortization of non-vested stock grants	976	397
Stock option compensation expense	157	386
Other	(6)	15
Changes in operating assets and liabilities:
Accounts receivable	625	1,470
Inventory	45	1,336
Prepaid expenses	(1,124)	(404)
Accounts payable	4,562	5,540
Accrued employee compensation	(8,933)	(13,772)
Accrued store operating expenses	198	80
Gift certificates redeemable	(1,810)	(1,484)
Long-term liabilities and deferred compensation	446	1,067
Income taxes payable	(947)	(259)

Net cash flows from operating activities	11,044	8,182

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,348)	(5,408)
Proceeds from sale of property and equipment	12	3
Change in other assets	151	28
Purchases of investments	(21,204)	(19,625)
Proceeds from sales/maturities of investments	9,725	14,194

Net cash flows from investing activities	(17,664)	(10,808)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	6,587	1,611
Excess tax benefit from employee stock option exercises	3,758	588
Purchases of common stock	-	(299)
Payment of dividends	(5,975)	(3,323)

Net cash flows from financing activities	4,370	(1,423)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,250)	(4,049)

CASH AND CASH EQUIVALENTS, Beginning of period	35,752	23,438

CASH AND CASH EQUIVALENTS, End of period	$33,502	$19,389

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.
Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 3, 2007, included in The Buckle, Inc.'s 2006 Form 10-K.

2.
Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors; as described more fully in the notes included in the Company’s 2006 Annual Report. The options may be in the form of incentive stock options or non-qualified stock options and are granted at fair market value on the date of grant. The options generally expire ten years from the date of grant. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives.

During fiscal 2007, the Company granted 139,800 shares of non-vested common stock under its 2005 Restricted Stock Plan upon approval of the Board of Directors and subject to shareholder approval at the Company’s 2007 Annual Meeting. These grants resulted in $528 of compensation expense recognized on a graded vesting basis during the fiscal quarter ended May 5, 2007. The shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance target based on growth in fiscal 2007 pre-bonus, pre-tax net income.

During fiscal 2006, the Company granted 204,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $300 and $282 of compensation expense recognized on a graded vesting basis during the fiscal quarters ended May 5, 2007 and April 29, 2006, respectively. Due to participants terminating their employment prior to the vesting date, 7,950 of these shares were forfeited. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2006, 20% of the non-forfeited shares vested on March 19, 2007, with the remaining non-forfeited shares vesting 20% on February 2, 2008, 30% on January 31, 2009, and 30% on January 30, 2010.

During fiscal 2005, the Company granted 116,250 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $148 and $115 of compensation expense recognized on a straight-line basis during the fiscal quarters ended May 5, 2007 and April 29, 2006, respectively. Due to participants terminating their employment, 345 of these shares were forfeited and the vesting for 5,100 of these shares was accelerated. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the non-forfeited shares vested on March 24, 2006, with the remaining non-forfeited, non-accelerated shares vesting 20% on February 3, 2007, 30% on February 2, 2008, and 30% on January 31, 2009.

In total, the Company recognized $976 and $397 in compensation expense related to grants of non-vested shares during the first quarters of fiscal 2007 and 2006, respectively. On an after-tax basis, compensation expense related to non-vested shares reduced the Company’s after-tax net income for the first quarters of fiscal 2007 and 2006 by $619 and $250 or $0.02 and $0.01 per share for both basic and diluted earnings per share, respectively.

As of May 5, 2007, 449,998 shares were available for grant under the various stock option plans, of which 301,889 were available for grant to executive officers. Also as of May 5, 2007, no shares were available for grant under the Company’s 2005 Restricted Stock Plan.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
(Unaudited)

Options granted during the first quarters of fiscal 2007 and 2006 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an option price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The Company adopted FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123(R)”) during the first quarter of fiscal 2006 utilizing the modified prospective approach and did not restate financial results for prior periods. Upon adoption of SFAS 123(R), management determined that the cumulative effect adjustment from estimated forfeitures was immaterial and, as such, no cumulative effect was recorded. Compensation expense was recognized during the first quarters of fiscal 2007 and 2006 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant. The adoption of SFAS 123(R) resulted in $157 and $386 of stock option compensation expense recognized during the first quarters of fiscal 2007 and 2006, respectively. Stock option compensation expense is allocated to cost of sales, selling expense, and general and administrative expense in a method similar to that of allocating accrued incentive bonus expense. On an after-tax basis, stock option compensation expense reduced the Company’s after-tax net income for the first quarters of fiscal 2007 and 2006 by $100 and $244 or $0.00 and $0.01 per share for both basic and diluted earnings per share, respectively.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the statements of cash flows, in accordance with the provisions of the EITF Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options exercised to be classified as financing cash inflows on a prospective basis. This amount is shown as “excess tax benefit from employee stock option exercises” on the statement of cash flows. For the fiscal quarters ended May 5, 2007 and April 29, 2006 the excess tax benefit realized from exercised stock options was $3,758 and $588, respectively. The Company has elected to adopt the transition method described in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.”

The weighted average grant date fair value of options granted during the thirteen weeks ended May 5, 2007 and April 29, 2006 was $12.81 and $9.92 per option, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Risk-free interest rate (1)	4.80%	4.50%
Dividend yield (2)	2.40%	2.00%
Expected volatility (3)	39.0%	45.0%
Expected lives - years (4)	7.0	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.

(2)	Based on expected dividend yield as of the date of grant.

(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of options.

(4)	Based on historical and expected exercise behavior.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
(Unaudited)

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarter ended May 5, 2007 is as follows:

	2007
			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning
of quarter	2,969,377	$12.56
Granted	27,000	33.87
Expired/forfeited	(248)	15.98
Exercised	(498,836)	13.21

Outstanding - end of quarter	2,497,293	$12.66	4.47	years	$58,757

Exercisable - end of quarter	2,459,821	$12.44	4.40	years	$58,427

The total intrinsic value of options exercised during the fiscal quarters ended May 5, 2007 and April 29, 2006, respectively, was $11,517 and $1,788. As of May 5, 2007, there was $367 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 2.3 years.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarter ended May 5, 2007 is as follows:

	2007
		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of quarter	262,515	$23.37
Granted	139,800	33.87
Forfeited	-	-
Vested	(39,210)	23.50

Non-Vested - end of quarter	363,105	$27.40

As of May 5, 2007, there was $6,944 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the fiscal quarters ended May 5, 2007 and April 29, 2006 was $1,372 and $624, respectively.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
(Unaudited)

3.
Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 353 stores located in 38 states throughout the continental United States (excluding the northeast) as of May 5, 2007, and 341 stores in 38 states as of April 29, 2006. During the first quarter of fiscal 2007, the Company opened four new stores and closed one store. During the first quarter of fiscal 2006, the Company opened four new stores, substantially renovated four stores, and closed one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
Merchandise Group	May 5, 2007	April 29, 2006

Denims	42.3%	43.6%
Tops (including sweaters)	31.0	28.4
Sportswear/Fashions	9.1	6.3
Footwear	7.7	8.4
Accessories	7.5	8.4
Casual bottoms	1.7	3.2
Outerwear	0.6	1.6
Other	0.1	0.1
	100.0%	100.0%

4.
Net Earnings Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Basic and diluted earnings per share for the period ended April 29, 2006 have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 5, 2007			April 29, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$12,193	29,468	$0.41	$9,354	28,961	$0.32

Effect of Dilutive
Securities
Stock options and
non-vested shares	-	1,219	(0.01)	-	1,053	(0.01)

Diluted EPS	$12,193	30,687	$0.40	$9,354	30,014	$0.31

5.
Stock Split - On December 11, 2006, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend for shareholders of record as of January 3, 2007, with a distribution date of January 12, 2007. All share and per share data (except historical stockholders’ equity data) presented in the financial statements for all periods has been adjusted to reflect the impact of this stock split.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 5, 2007 AND APRIL 29, 2006
(Unaudited)

6.	Other Income

The following table summarizes the Company’s Other Income for the thirteen week periods included in the statements of income:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Interest/dividends from investments	$1,886	$1,531
Insurance proceeds	162	-
Miscellaneous	75	53
Other Income, net	$2,123	$1,584

Other income for the first quarter of fiscal 2007 included additional proceeds received from the settlement of Hurricane Katrina and Hurricane Rita insurance claims.

7.	Recently Issued Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty to Income Taxes” (FIN 48), on February 4, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company’s financial statements.

The Internal Revenue Service has closed its examination of the Company’s income tax returns through February 3, 2001. In addition, open tax years with the Internal Revenue Service as well as those related to a number of states remain subject to examination.

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 5, 2007 and April 29, 2006 of $296 and $0, respectively. The non-cash investing activity related to unpaid purchases of property, plant and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 5, 2007 and April 29, 2006 of $4,301 and $5,453, respectively.

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

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented. Stores which have been remodeled, expanded, and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Online sales are excluded from comparable store sales. Management considers comparable store sales to be an important indicator of current Company performance, helping leverage certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net earnings.

Net Merchandise Margins - Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross margin and results of operations.

Operating Margin - Operating margin is a good indicator for Management of the Company’s success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs, and the Company’s ability to control operating costs.

Cash Flow and Liquidity (working capital) - Management reviews current cash and short-term investments along with cash flow from operating, investing, and financing activities to determine the Company’s short-term cash needs for operations and expansion. The Company believes that existing cash, short-term investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 5, 2007, and April 29, 2006:

	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/
	May 5, 2007	April 29, 2006	(Decrease)

Net sales	100.0%	100.0%	10.5%
Cost of sales (including buying,
distribution, and occupancy costs)	62.4%	64.4%	7.1%
Gross profit	37.6%	35.6%	16.6%
Selling expenses	19.4%	20.0%	6.9%
General and administrative expenses	4.1%	3.5%	28.9%
Income from operations	14.1%	12.1%	29.0%
Other income, net	1.8%	1.4%	34.1%
Income before income taxes	15.9%	13.5%	29.5%
Provision for income taxes	5.8%	5.0%	28.1%
Net income	10.1%	8.5%	30.3%

Net sales increased from $109.6 million in the first quarter of fiscal 2006 to $121.1 million in the first quarter of fiscal 2007, a 10.5% increase. Comparable store sales increased by $6.7 million, or 6.4%, for the thirteen week period ended May 5, 2007, compared to the same period in the prior year. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 2.0% increase in the average retail price per piece of merchandise sold during the period and a 1.0% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full three months of operating results for the 17 new stores opened during fiscal 2006, to the opening of four new stores during the first thirteen weeks of fiscal 2007, and to growth in online sales.

The Company’s average retail price per piece of merchandise sold increased $0.77, or 2.0%, during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. This $0.77 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.8% increase in denim price points ($0.75), a 5.9% increase in knit shirt price points ($0.49), and a 17.1% increase in woven shirt price points ($0.41). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.40) and by reduced price points in certain other categories. These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes. Average sales per square foot for the quarter increased 5.6% from $63.02 to $66.55.

Gross profit after buying, occupancy, and distribution expenses increased $6.5 million in the first quarter of fiscal 2007 to $45.5 million, a 16.6% increase. As a percentage of net sales, gross profit increased from 35.6% in the first quarter of fiscal 2006 to 37.6% in the first quarter of fiscal 2007. This increase was primarily attributable to a 1.5% improvement in actual merchandise margins achieved through an increase in regular-price selling during the period and a 0.6% reduction, as a percentage of net sales, related to leveraged occupancy and buying costs. These improvements were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.1%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling expenses increased from $21.9 million for the first quarter of fiscal 2006 to $23.4 million for the first quarter of fiscal 2007, a 6.9% increase. As a percentage of net sales, selling expenses decreased from 20.0% in the first quarter of fiscal 2006 to 19.4% in the first quarter of fiscal 2007. The decrease was primarily attributable to a 0.6% reduction, as a percentage of net sales, in store payroll expense, a 0.2% reduction in stock option compensation expense, a 0.1% reduction in advertising expense, and a 0.3% reduction in certain other selling expenses. These reductions were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.6%, as a percentage of net sales).

General and administrative expenses increased from $3.9 million in the first quarter of fiscal 2006 to $5.0 million in the first quarter of fiscal 2007, a 28.9% increase. As a percentage of net sales, general and administrative expenses increased from 3.5% in the first quarter of fiscal 2006 to 4.1% in the first quarter of fiscal 2007. The increase was driven primarily by increases in equity compensation expense related to grants of non-vested shares (0.4%, as a percentage of net sales), expense related to the incentive bonus accrual (0.2%, as a percentage of net sales), and expense related to unrealized gains in the Company’s non-qualified deferred compensation plan (0.1%, as a percentage of net sales). These increases were partially offset by a 0.1% reduction, as a percentage of net sales, in certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 29.0% to $17.1 million for the first quarter of fiscal 2007 compared to $13.3 million for the first quarter of fiscal 2006. Income from operations was 14.1% of net sales for the first quarter of fiscal 2007 compared to 12.1% for the first quarter of fiscal 2006.

Other income for the quarter ended May 5, 2007, increased 34.1% from other income for the quarter ended April 29, 2006. The increase in other income during the quarter was attributable to an increase in interest income earned on the Company’s cash and investments, an increase in income related to unrealized gains in the Company’s non-qualified deferred compensation plan, and additional insurance proceeds received during the quarter related to Hurricane Katrina and Hurricane Rita losses; as further described in Note 6.

Income tax expense as a percentage of pre-tax income was 36.6% in the first quarter of fiscal 2007 compared to 37.0% in the first quarter of fiscal 2006, bringing net income to $12.2 million in the first quarter of fiscal 2007 compared to $9.4 million in the first quarter of fiscal 2006, an increase of 30.3%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 5, 2007, the Company had working capital of $207.1 million, including $33.5 million of cash and cash equivalents and short-term investments of $128.5 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first quarter of each fiscal year is typically a period of negative cash flows created by various operating, investing, and financing activities. During the first quarter of fiscal 2007, the Company’s operating activities provided $11.0 million in net cash flow compared to the first quarter of fiscal 2006, when the Company’s operating activities provided $8.2 million.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments, and construction costs for new and remodeled stores. The increase in cash flow for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily due to growth in net income, changes in accrued employee compensation, and increased proceeds from the exercise of stock options; partially offset by greater purchases of property and equipment, reduced net proceeds from investments, and increased cash dividend payments.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of fiscal 2007 and 2006, the Company invested $5.8 million and $4.7 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.5 million and $0.7 million in the first quarters of fiscal 2007 and 2006, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2007, the Company anticipates completing approximately 23 additional store construction projects, including approximately 16 new stores and approximately 7 stores to be substantially remodeled and/or relocated. Management now estimates that total capital expenditures during fiscal 2007 will be approximately $28 to $30 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 5, 2007, had total cash and investments of $192.7 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors, and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability, and cash flows. Also, the Company’s acceleration in store openings and/or remodels or the Company entering into a merger, acquisition, or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarters of fiscal 2007 or 2006.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on an estimate of the shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $4.9 million and $6.7 million as of May 5, 2007 and February 3, 2007, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.3 million and $0.3 million at May 5, 2007 and February 3, 2007, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.2 million and $6.4 million as of May 5, 2007 and February 3, 2007, respectively. We are not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

3.
Income Taxes. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The Company adopted FIN 48 with the fiscal year beginning February 4, 2007. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not met the recognition and measurement standards. The adoption of FIN 48 had no impact on the Company’s financial statements.

The Internal Revenue Service has closed its examination of the Company’s income tax returns through February 3, 2001. The tax years ended February 2, 2002 and February 1, 2003 are also closed. In addition, open tax years with the Internal Revenue Service as well as those related to a number of states remain subject to examination.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

4.
Operating Leases. The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of income.

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

OFF-BALANCE SHEET ARRANGEMENTS,
CONTRACTUAL OBLIGATIONS, AND COMMERCIAL COMMITMENTS

As referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company. Based on management’s review of the terms and conditions of its contractual obligations and commercial commitments, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows. In addition, the commercial obligations and commitments made by the Company are customary transactions which are similar to those of other comparable retail companies.

The following tables identify the material obligations and commitments as of May 5, 2007:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$547	$547	$-	$-	$-
Deferred compensation	$3,805	$-	$-	$-	$3,805
Operating leases	$210,863	$37,228	$65,792	$46,859	$60,984
Total contractual obligations	$215,215	$37,775	$65,792	$46,859	$64,789

	Total	Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2007 or the first quarter of fiscal 2006. The Company had outstanding letters of credit totaling $0.6 million and $0.7 million at May 5, 2007 and February 3, 2007, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2006, 2005, and 2004, the holiday and back-to-school seasons accounted for approximately 36%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 5, 2007 and April 29, 2006. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty to Income Taxes” (FIN 48), on February 4, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements, but does not anticipate that it will have a material impact on the Company’s financial position, liquidity, and results of operations.

FORWARD LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management’s discussion and analysis contains certain forward-looking statements, which reflect management’s current views and estimates of future economic conditions, Company performance, and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors, and general economic conditions, economic conditions in the retail apparel industry, as well as other risks and uncertainties inherent in the Company’s business and the retail industry in general. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective to provide reasonable assurance that information required to be disclosed by the Company in the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to the management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings:      None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 5, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 4, to March 3, 2007	-	$0	-	380,100
March 4, to April 7, 2007	-	$0	-	380,100
April 8, to May 5, 2007	-	$0	-	380,100
	-	$0	-

The Board of Directors authorized a 1,500,000 share repurchase plan. This plan had 380,100 shares remaining as of May 5, 2007. Shares have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

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

THE BUCKLE, INC.

Dated: June 13 , 2007	/s/ DENNIS H. NELSON .
DENNIS H. NELSON, President and CEO

Dated: June 13 , 2007	/s/ KAREN B. RHOADS .
KAREN B. RHOADS, Vice President of Finance and CFO