Form 10-Q
period 2007-08-04
BUCKLE INC
filed 2007-09-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 4, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The number of shares outstanding of the Registrant's Common Stock, as of August 31, 2007, was 30,193,991.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	August 4, 2007	February 3, 2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,578	$35,752
Short-term investments	132,095	115,721
Accounts receivable, net of allowance of $42 and $72, respectively	3,841	4,046
Inventory	96,021	70,306
Prepaid expenses and other assets	14,582	12,401
Total current assets	272,117	238,226

PROPERTY AND EQUIPMENT:	228,693	215,630
Less accumulated depreciation and amortization	(128,896)	(121,811)
	99,797	93,819

LONG-TERM INVESTMENTS	29,387	31,958
OTHER ASSETS	4,044	4,195

	$405,345	$368,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,003	$14,670
Accrued employee compensation	9,705	17,800
Accrued store operating expenses	5,461	4,468
Gift certificates redeemable	4,311	6,709
Income taxes payable	1,466	5,562
Total current liabilities	55,946	49,209

DEFERRED COMPENSATION	3,845	3,368
DEFERRED RENT LIABILITY	30,657	29,034
Total liabilities	90,448	81,611

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 30,192,753 and 29,408,576 shares issued and outstanding at August 4, 2007 and February 3, 2007, respectively	302	294
Additional paid-in capital	59,823	43,493
Retained earnings	254,772	242,800
Total stockholders’ equity	314,897	286,587
	$405,345	$368,198

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

SALES, Net of returns and allowances	$124,257	$102,398	$245,368	$212,004

COST OF SALES (Including buying, distribution, and occupancy costs)	77,844	68,330	153,452	138,909

Gross profit	46,413	34,068	91,916	73,095

OPERATING EXPENSES:
Selling	25,065	22,102	48,489	44,007
General and administrative	4,891	3,677	9,871	7,541
	29,956	25,779	58,360	51,548

INCOME FROM OPERATIONS	16,457	8,289	33,556	21,547

OTHER INCOME, Net	2,260	2,282	4,383	3,866

INCOME BEFORE INCOME TAXES	18,717	10,571	37,939	25,413

PROVISION FOR INCOME TAXES	6,925	3,932	13,954	9,420

NET INCOME	$11,792	$6,639	$23,985	$15,993

EARNINGS PER SHARE:
Basic	$0.40	$0.23	$0.81	$0.55

Diluted	$0.38	$0.22	$0.78	$0.53

Basic weighted average shares	29,776	29,050	29,622	29,006
Diluted weighted average shares	30,924	30,111	30,806	30,062

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Total

FISCAL 2007
BALANCE, February 3, 2007	29,408,576	$294	$43,493	$242,800	$-	$286,587

Net income	-	-	-	23,985	-	23,985
Dividends paid on common stock, ($0.20 per share)	-	-	-	(12,013)	-	(12,013)
Common stock issued on exercise of stock options	645,832	7	8,495	-	-	8,502
Issuance of non-vested stock, net of forfeitures	138,345	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	1,941	-	-	1,941
Stock option compensation expense	-	-	202	-	-	202
Income tax benefit related to exercise of employee stock options	-	-	5,693	-	-	5,693

BALANCE, August 4, 2007	30,192,753	$302	$59,823	$254,772	$-	$314,897

FISCAL 2006
BALANCE, January 28, 2006	19,339,153	$193	$39,651	$261,948	$(1,999)	$299,793

Reclassify unearned compensation	-	-	(1,999)	-	1,999	-
Net income	-	-	-	15,993	-	15,993
Dividends paid on common stock, ($0.1133 per share)	-	-	-	(6,647)	-	(6,647)
Common stock issued on exercise of stock options	162,896	1	3,044	-	-	3,045
Issuance of non-vested stock, net of forfeitures	135,850	2	(2)	-	-	-
Amortization of non-vested stock grants	-	-	554	-	-	554
Stock option compensation expense	-	-	782	-	-	782
Common stock purchased and retired	(93,500)	(1)	(3,751)	-	-	(3,752)

BALANCE, July 29, 2006	19,544,399	$195	$38,279	$271,294	$-	$309,768

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)
	Twenty-six Weeks Ended
	August 4,	July 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,985	$15,993
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,485	8,975
Amortization of non-vested stock grants	1,941	554
Stock option compensation expense	202	782
Other	67	23
Changes in operating assets and liabilities:
Accounts receivable	205	757
Inventory	(25,715)	(22,162)
Prepaid expenses	(2,181)	(1,150)
Accounts payable	19,723	15,829
Accrued employee compensation	(8,095)	(11,698)
Accrued store operating expenses	993	462
Gift certificates redeemable	(2,398)	(1,922)
Long-term liabilities and deferred compensation	2,100	1,587
Income taxes payable	(3,451)	(5,832)

Net cash flows from operating activities	16,861	2,198

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,938)	(10,910)
Proceeds from sale of property and equipment	18	3
Change in other assets	151	32
Purchases of investments	(39,366)	(30,688)
Proceeds from sales/maturities of investments	25,563	30,627

Net cash flows from investing activities	(28,572)	(10,936)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	8,502	3,045
Excess tax benefit from employee stock option exercises	5,048	1,136
Purchases of common stock	-	(3,752)
Payment of dividends	(12,013)	(6,647)

Net cash flows from financing activities	1,537	(6,218)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,174)	(14,956)

CASH AND CASH EQUIVALENTS, Beginning of period	35,752	23,438

CASH AND CASH EQUIVALENTS, End of period	$25,578	$8,482

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
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

2.
Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors; as described more fully in the notes included in the Company’s 2006 Annual Report. The options may be in the form of incentive stock options or non-qualified stock options and are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The options generally expire ten years from the date of grant. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives.

During fiscal 2007, the Company granted 139,800 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $527 and $1,055 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 4, 2007, respectively. Due to participants terminating their employment prior to the vesting date, 300 of these shares were forfeited during the quarter ended August 4, 2007. The non-forfeited shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance target based on growth in fiscal 2007 pre-bonus, pre-tax net income.

During fiscal 2006, the Company granted 204,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $293 and $593 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 4, 2007, respectively. The same grants resulted in $0 and $282 of compensation expense during the thirteen and twenty-six week periods ended July 29, 2006. Due to participants terminating their employment prior to the vesting date, 8,610 of these shares were forfeited to date. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2006, 20% of the non-forfeited shares vested on March 19, 2007, with the remaining non-forfeited shares vesting 20% on February 2, 2008, 30% on January 31, 2009, and 30% on January 30, 2010.

During fiscal 2005, the Company granted 116,250 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $145 and $293 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 4, 2007, respectively. The same grants resulted in $157 and $272 of compensation expense during the thirteen and twenty-six week periods ended July 29, 2006. Due to participants terminating their employment, 840 of these shares were forfeited to date and the vesting for 5,100 of these shares was accelerated. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the non-forfeited shares vested on March 24, 2006, with the remaining non-forfeited, non-accelerated shares vesting 20% on February 3, 2007, 30% on February 2, 2008, and 30% on January 31, 2009.

In total, the Company recognized $965 and $1,941 of compensation expense related to outstanding shares of non-vested stock during the thirteen and twenty-six week periods ended August 4, 2007. The Company recognized $157 and $554 of compensation expense during the thirteen and twenty-six week periods ended July 29, 2006.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of August 4, 2007, 451,652 shares were available for grant under the various stock option plans, of which 301,889 were available for grant to executive officers. Also as of August 4, 2007, 349,700 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.

Options granted during the first two quarters of fiscal 2007 and 2006 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The Company adopted FASB Statement No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) during the first quarter of fiscal 2006 utilizing the modified prospective approach and did not restate financial results for prior periods. Upon adoption of SFAS 123(R), management determined that the cumulative effect adjustment from estimated forfeitures was immaterial and, as such, no cumulative effect was recorded. Compensation expense was recognized during fiscal 2007 and 2006 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant. The adoption of SFAS 123(R) resulted in $45 and $202 of stock option compensation expense for the thirteen and twenty-six week periods ended August 4, 2007, respectively. This compares to $396 and $782 of stock option compensation expense for the thirteen and twenty-six week periods ended July 29, 2006. Stock option compensation expense is allocated to cost of sales, selling expense, and general and administrative expense in a method similar to that of allocating accrued incentive bonus expense.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the statements of cash flows, in accordance with the provisions of the EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options exercised to be classified as financing cash inflows on a prospective basis. This amount is shown as “excess tax benefit from employee stock option exercises” on the statement of cash flows. For the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively, the excess tax benefit realized from exercised stock options was $5,048 and $1,136, respectively. The Company has elected to adopt the transition method described in FASB Staff Position No. FAS 123(R)3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.

The weighted average grant date fair value of options granted during the twenty-six weeks ended August 4, 2007 and July 29, 2006 was $12.81 and $9.97 per option, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	2007	2006

Risk-free interest rate (1)	4.80%	4.50 - 5.00%
Dividend yield (2)	2.40%	1.60 - 2.00%
Expected volatility (3)	39.0%	45.0%
Expected lives - years (4)	7.0	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of options.
(4)	Based on historical and expected exercise behavior.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to stock options for the twenty-six period ended August 4, 2007 is as follows:

	2007
			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	2,969,377	$12.56
Granted	27,000	33.87
Expired/forfeited	(1,902)	14.67
Exercised	(645,832)	13.16

Outstanding - end of quarter	2,348,643	$12.64	4.28	years	$50,807

Exercisable - end of quarter	2,311,284	$12.40	4.20	years	$50,549

The total intrinsic value of options exercised during the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively, was $15,387 and $3,561. As of August 4, 2007, there was $321 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended August 4, 2007 is as follows:

	2007

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	262,515	$23.37
Granted	139,800	33.87
Forfeited	(1,455)	25.46
Vested	(39,210)	23.50

Non-Vested - end of quarter	361,650	$27.41

As of August 4, 2007, there was $5,945 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the twenty-six week periods ended August 4, 2007 and July 29, 2006 was $1,372 and $624, respectively.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.
Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 362 stores located in 38 states throughout the continental United States (excluding the northeast) as of August 4, 2007, and 346 stores in 38 states as of July 29, 2006. During the second quarter of fiscal 2007, the Company opened 9 new stores and substantially renovated 5 stores. During the second quarter of fiscal 2006, the Company opened 5 new stores and substantially renovated 2 stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Denims	37.4%	38.2%	39.8%	41.0%
Tops (including sweaters)	36.5	32.1	33.8	30.2
Sportswear/Fashions	9.8	9.8	9.4	8.0
Accessories	8.1	9.4	7.8	8.9
Footwear	6.4	7.7	7.0	8.1
Casual bottoms	1.4	2.3	1.6	2.7
Outerwear	0.3	0.4	0.5	1.0
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.
Net Earnings Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Basic and diluted earnings per share for the period ended July 29, 2006 have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 4, 2007			July 29, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$11,792	29,776	$0.40	$6,639	29,050	$0.23

Effect of Dilutive Securities Stock options and non-vested shares	-	1,148	(0.02)	-	1,061	(0.01)

Diluted EPS	$11,792	30,924	$0.38	$6,639	30,111	$0.22

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	August 4, 2007			July 29, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$23,985	29,622	$0.81	$15,993	29,006	$0.55

Effect of Dilutive Securities Stock options and non-vested shares	-	1,184	(0.03)	-	1,056	(0.02)

Diluted EPS	$23,985	30,806	$0.78	$15,993	30,062	$0.53

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

6.	Other Income
The following table summarizes the Company’s Other Income for the thirteen and twenty-six week periods included in this financial statement:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006

Interest/dividends earned on investments	$2,173	$1,409	$4,059	$2,939
Insurance proceeds	-	470	162	470
VISA/Mastercard settlement	-	356	-	356
Miscellaneous	87	47	162	101
Other Income, net	$2,260	$2,282	$4,383	$3,866

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 4, 2007 AND JULY 29, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

Other income for the second quarter of fiscal 2006 included proceeds received from the settlement of Hurricane Katrina and Hurricane Rita insurance claims and settlement of a lawsuit related to Visa/Mastercard interchange fees. Other income for the first quarter of fiscal 2007 included additional proceeds received from the settlement of Hurricane Katrina and Hurricane Rita insurance claims.

7.	Recently Issued Accounting Pronouncements

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty to Income Taxes (FIN 48), on February 4, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company’s financial statements.

The Internal Revenue Service has closed its examination of the Company’s income tax returns through February 3, 2001. The tax years ended February 2, 2002 and February 1, 2003 are also closed years. In addition, open tax years with the Internal Revenue Service, as well as those related to a number of states, remain subject to examination.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements, but does not anticipate that it will have a material impact on the Company’s financial position, liquidity, and results of operations.

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended August 4, 2007 and July 29, 2006 of $610 and $224, respectively. The non-cash investing activity related to unpaid purchases of property, plant and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended August 4, 2007 and July 29, 2006 of $12,806 and $14,791, respectively.

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

Due to the 53rd week in fiscal 2006’s retail calendar, the Company’s 2007 fiscal periods end a week later in the calendar than the prior year. The Company’s comparable store net sales for the quarter and year-to-date periods are compared to the prior year 13-week and 26-week periods ended August 5, 2006; however, total sales and operating results are compared with the prior year fiscal period ended July 29, 2006.

EXECUTIVE OVERVIEW

Company management considers the following items to be key performance indicators in evaluating Company performance.

Comparable Store Sales - Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented. Stores which have been remodeled, expanded, and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Online sales are excluded from comparable store sales. Management considers comparable store sales to be an important indicator of current Company performance, helping leverage certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net income.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and twenty-six week periods ended August 4, 2007, and July 29, 2006:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	Aug.4, 2007	July 29, 2006	(Decrease)	Aug.4, 2007	July 29, 2006	(Decrease)

Net sales	100.0%	100.0%	21.3%	100.0%	100.0%	15.7%
Cost of sales (including buying, distribution and occupancy costs)	62.6%	66.7%	13.9%	62.5%	65.5%	10.5%
Gross profit	37.4%	33.3%	36.2%	37.5%	34.5%	25.7%
Selling expenses	20.2%	21.6%	13.4%	19.8%	20.8%	10.2%
General and administrative expenses	3.9%	3.6%	33.0%	4.0%	3.5%	30.9%
Income from operations	13.3%	8.1%	98.5%	13.7%	10.2%	55.7%
Other income, net	1.8%	2.2%	-0.9%	1.8%	1.8%	13.4%
Income before income taxes	15.1%	10.3%	77.1%	15.5%	12.0%	49.3%
Provision for income taxes	5.6%	3.8%	76.1%	5.7%	4.5%	48.1%
Net income	9.5%	6.5%	77.6%	9.8%	7.5%	50.0%

Net sales increased from $102.4 million in the second quarter of fiscal 2006 to $124.3 million in the second quarter of fiscal 2007, a 21.3% increase. Comparable store sales increased by $10.5 million, or 10.1%, for the thirteen week period ended August 4, 2007, compared to the thirteen week period ended August 5, 2006. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 2.8% increase in the average retail price per piece of merchandise sold during the period and a 0.9% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 13 new stores opened after the first quarter of fiscal 2006, to the opening of 13 new stores during the first two quarters of fiscal 2007, to growth in online sales, and to a calendar shift of the fiscal periods due to the fifty-third week in fiscal 2006.

The Company’s average retail price per piece of merchandise sold increased $0.98, or 2.8%, during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. This $0.98 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 9.6% increase in knit shirt price points ($0.92), a 5.0% increase in denim price points ($0.66), and a 6.6% increase in woven shirt price points ($0.15). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.48) and by reduced price points in certain other categories. These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $212.0 million in the first two quarters of fiscal 2006 to $245.4 million for the first two quarters of fiscal 2007, a 15.7% increase. Comparable store sales increased by $17.2 million, or 8.3%, for the twenty-six week period ended August 4, 2007, compared to the twenty-six week period ended August 5, 2006. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 2.3% increase in the average retail price per piece of merchandise sold during the period and a 1.4% increase in the average number of units sold per transaction. Sales growth for the twenty-six week period was also attributable to the inclusion of a full two quarters of operating results for the 17 new stores opened during fiscal 2006, to the opening of 13 new stores during the first two quarters of fiscal 2007, to growth in online sales, and to a calendar shift of the fiscal periods due to the fifty-third week in fiscal 2006. Average sales per square foot increased 10.5% from $121.37 for the twenty-six week period ended July 29, 2006, to $134.09 for the twenty-six week period ended August 4, 2007.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $0.83, approximately 2.3%, during the first two quarters of fiscal 2007 compared to the first two quarters of fiscal 2006. This $0.83 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.0% increase in denim price points ($0.71), a 7.9% increase in knit shirt price points ($0.71), and an 11.9% increase in woven shirt price points ($0.28). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.48) and by reduced price points in certain other categories. These changes are primarily a reflection of merchandise shifts in terms of brands; product styles, fabrics, details and finishes.

Gross profit after buying, distribution, and occupancy expenses increased $12.3 million in the second quarter of fiscal 2007 to $46.4 million, a 36.2% increase. As a percentage of net sales, gross profit increased from 33.3% in the second quarter of fiscal 2006 to 37.4% in the second quarter of fiscal 2007. This increase was primarily attributable to a 1.7% improvement in actual merchandise margins achieved through an increase in regular-price selling during the period and to a 2.4% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs. Of the 2.4% reduction (as a percentage of net sales) related to leveraged buying, distribution, and occupancy costs, approximately 1.0% was attributable to an increase in sales during the quarter as a result of a calendar shift in the fiscal periods due to the fifty-third week in fiscal 2006.

Year-to-date, gross profit increased $18.8 million for the first twenty-six weeks of fiscal 2007 to $91.9 million, a 25.7% increase. As a percentage of net sales, gross profit increased from 34.5% for the first two quarters of fiscal 2006 to 37.5% for the first two quarters of fiscal 2007. This increase was primarily attributable to a 1.6% improvement in actual merchandise margins achieved through an increase in regular-price selling during the period and to a 1.4% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs. Of the 1.4% reduction (as a percentage of net sales) related to leveraged buying, distribution, and occupancy costs, approximately 0.5% was attributable to an increase in sales during the second quarter as a result of a calendar shift in the fiscal periods due to the fifty-third week in fiscal 2006.

Selling expenses increased from $22.1 million for the second quarter of fiscal 2006 to $25.1 million for the second quarter of fiscal 2007, a 13.4% increase. As a percentage of net sales, selling expenses decreased from 21.6% in the second quarter of fiscal 2006 to 20.2% in the second quarter of fiscal 2007. The decrease was primarily attributable to a 1.0% reduction, as a percentage of net sales, in store payroll expense and a 0.3% reduction in stock option compensation expense. The Company also achieved a 0.9% reduction, as a percentage of net sales, by leveraging certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.5%, as a percentage of net sales), health insurance expense (0.2%, as a percentage of net sales), and bankcard fees (0.1%, as a percentage of net sales).

Year-to-date, selling expenses increased from $44.0 million in the first two quarters of fiscal 2006 to $48.5 million in the first two quarters of fiscal 2007, a 10.2% increase. As a percentage of net sales, selling expenses decreased from 20.8% in fiscal 2006 to 19.8% in fiscal 2007. The decrease was primarily attributable to a 0.8% reduction, as a percentage of net sales, in store payroll expense and a 0.2% reduction in stock option compensation expense. The Company also achieved a 0.8% reduction, as a percentage of net sales, by leveraging certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.6%, as a percentage of net sales), health insurance expense (0.1%, as a percentage of net sales), and bankcard fees (0.1%, as a percentage of net sales).

General and administrative expenses increased from $3.7 million in the second quarter of fiscal 2006 to $4.9 million in the second quarter of fiscal 2007, a 33.0% increase. As a percentage of net sales, general and administrative expenses increased from 3.6% in the second quarter of fiscal 2006 to 3.9% in the second quarter of fiscal 2007. The increase was driven primarily by increases in equity compensation expense related to outstanding shares of non-vested stock (0.6%, as a percentage of net sales) and expense related to the incentive bonus accrual (0.2%, as a percentage of net sales). These increases were partially offset by a 0.5% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date, general and administrative expense increased from $7.5 million for the first two quarters of fiscal 2006 to $9.9 million for the first two quarters of fiscal 2007, a 30.9% increase. As a percentage of net sales, general and administrative expense increased from 3.5% in fiscal 2006 to 4.0% in fiscal 2007. The increase was driven primarily by increases in equity compensation expense related to outstanding shares of non-vested stock (0.5%, as a percentage of net sales), expense related to the incentive bonus accrual (0.2%, as a percentage of net sales), and expense related to unrealized gains in the Company’s non-qualified deferred compensation plan (0.1%, as a percentage of net sales). These increases were partially offset by a 0.3% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 98.5% to $16.5 million for the second quarter of fiscal 2007 compared to $8.3 million for the second quarter of fiscal 2006. Income from operations was 13.3% of net sales for the second quarter of fiscal 2007 compared to 8.1% for the second quarter of fiscal 2006. Income from operations, for the twenty-six week period ended August 4, 2007, increased 55.7% to $33.6 million compared to $21.5 million for the twenty-six week period ended July 29, 2006. Income from operations was 13.7% of net sales for the first two quarters of fiscal 2007 compared to 10.2% for the first two quarters of fiscal 2006.

Other income for the quarter ended August 4, 2007, decreased 0.9% from other income for the quarter ended July 29, 2006. The decrease in other income during the quarter was the result of proceeds received in the second quarter of fiscal 2006 for Hurricane Katrina and Hurricane Rita Insurance claims and for settlement of a lawsuit related to Visa/Mastercard interchange fees, which were almost equally offset by an increase in interest income earned on the Company’s cash and investments. For the twenty-six week period ended August 4, 2007, other income increased 13.4% from other income for the twenty-six week period ended July 29, 2006. The increase in other income for the first two quarters of fiscal 2007 was due to an increase in interest income earned on the Company’s cash and investments, which was partially offset by the above-referenced proceeds received during the second quarter of fiscal 2006.

Income tax expense as a percentage of pre-tax income was 37.0% in the second quarter of fiscal 2007 compared to 37.2% in the second quarter of fiscal 2006, bringing net income to $11.8 million in the second quarter of fiscal 2007 compared to $6.6 million in the second quarter of fiscal 2006, an increase of 77.6%. For the first half of fiscal 2007, income tax expense was 36.8% of pre-tax income compared to 37.1% for the first half of fiscal 2006, bringing net income to $24.0 million for the first half of fiscal 2007 compared to $16.0 million for the first half of fiscal 2006, an increase of 50.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of August 4, 2007, the Company had working capital of $216.2 million, including $25.6 million of cash and cash equivalents and short-term investments of $132.1 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. The first half of each fiscal year is typically a period of negative cash flows created by various operating, investing, and financing activities. During the first half of fiscal 2007, the Company’s operating activities provided $16.9 million in net cash flow compared to the first half of fiscal 2006, when the Company’s operating activities provided $2.2 million.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments, and construction costs for new and remodeled stores. The increase in cash flow for the first two quarters of fiscal 2007 compared to the first two quarters of fiscal 2006 was primarily due to growth in net income, increased proceeds from the exercise of stock options, changes in accrued employee compensation, and reduced purchases of common stock, partially offset by greater purchases of investments, greater purchases of property and equipment, and increased dividend payments.

During the first half of fiscal 2007 and 2006, the Company invested $14.1 million and $9.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.8 million and $1.1 million in the first half of fiscal 2007 and 2006, respectively, in capital expenditures for the corporate headquarters and distribution facility.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the remainder of fiscal 2007, the Company anticipates completing approximately nine additional store construction projects, including approximately seven new stores and approximately two stores to be substantially remodeled and/or relocated. Management now estimates that total capital expenditures during fiscal 2007 will be approximately $24 to $27 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of August 4, 2007, had total cash and investments of $187.1 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors, and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability, and cash flows. Also, the Company’s acceleration in store openings and/or remodels or the Company entering into a merger, acquisition, or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2007 or 2006.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on an estimate of the shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with SAB No. 101, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $4.3 million and $6.7 million as of August 4, 2007 and February 3, 2007, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net income. The accrued liability for reserve for sales returns was $0.4 million and $0.3 million at August 4, 2007 and February 3, 2007, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net income. The liability recorded as a reserve for markdowns and/or obsolescence was $6.4 million as of August 4, 2007 and February 3, 2007. We are not aware of any events, conditions, or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The Internal Revenue Service has closed its examination of the Company’s income tax returns through February 3, 2001. The tax years ended February 2, 2002 and February 1, 2003 are also closed years. In addition, open tax years with the Internal Revenue Service as well as those related to a number of states remain subject to examination.

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

The following tables identify the material obligations and commitments as of August 4, 2007:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$1,336	$594	$742	$-	$-
Deferred compensation	$3,845	$-	$-	$-	$3,845
Operating leases	$219,662	$37,572	$67,659	$48,533	$65,898
Total contractual obligations	$224,843	$38,166	$68,401	$48,533	$69,743

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the second quarter of fiscal 2007 or the second quarter of fiscal 2006. The Company had outstanding letters of credit totaling $1.0 million and $0.7 million at August 4, 2007 and February 3, 2007, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2006, 2005, and 2004, the holiday and back-to-school seasons accounted for approximately 36%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week and twenty-six week periods ended August 4, 2007 and July 29, 2006. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty to Income Taxes (FIN 48), on February 4, 2007. Under FIN 48, tax benefits are recorded only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. The adoption of FIN 48 had no impact on the Company’s financial statements.

The Internal Revenue Service has closed its examination of the Company’s income tax returns through February 3, 2001. The tax years ended February 2, 2002 and February 1, 2003 are also closed years. In addition, open tax years with the Internal Revenue Service, as well as those related to a number of states, remain subject to examination.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements, but does not anticipate that it will have a material impact on the Company’s financial position, liquidity, and results of operations.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K “Quantitative and Qualitative Disclosures about Market Risk,” and has concluded that the Company has no market risk sensitive instruments for which these additional disclosures are required.

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings:                                                                                None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended August 4, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 6, to June 2, 2007	-	-	-	380,100
June 3, to July 7, 2007	-	-	-	380,100
July 8, to August 4, 2007	-	-	-	380,100
	-	-	-

The Board of Directors authorized a 1,500,000 share repurchase plan. This plan has 380,100 shares remaining as of August 4, 2007. Shares have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

Item 3.  Defaults Upon Senior Securities:     None

Item 4.  Submission of Matters to a Vote of Security Holders:
(a)   May 31, 2007, Annual Meeting
(b)  Board of Directors:
Daniel J. Hirschfeld	Robert E. Campbell
Dennis H. Nelson	John P. Peetz
Karen B. Rhoads	Ralph M. Tysdal
James E. Shada	Bruce L. Hoberman
Bill L. Fairfield	David A. Roehr

	Number of Shares*
	For	Against	Abstain	Del N-Vote
(c) 1. Election of Board of Directors:
Daniel J. Hirschfeld	28,309,421	0	490,414
Dennis H. Nelson	28,621,793	0	178,042
Karen B. Rhoads	27,857,810	0	942,025
James E. Shada	28,211,297	0	588,538
Bill L. Fairfield	28,761,326	0	38,509
Robert E. Campbell	28,759,376	0	40,459
Jack Peetz	28,757,221	0	42,614
Ralph M. Tysdal	28,418,325	0	381,510
Bruce L. Hoberman	28,764,971	0	34,864
David A. Roehr	28,752,721	0	47,114

	Number of Shares*
	For	Against	Abstain	Del N-Vote
2. Appoint Deloitte & Touche LLP as independent auditors.	28,748,650	48,110	3,075
3. Approve Company’s 2007 Management Incentive Program	28,483,995	298,337	17,503
4. Approve Amendment to Company’s 2005 Restricted Stock Plan	27,379,989	342,987	23,748	1,053,111
5. Approve Awards Pursuant to Company’s 2005 Restricted Stock Plan	28,553,495	229,189	17,151
6. Approve Amendment to Company’s 1993 Director Stock Option Plan	28,365,278	418,296	16,261

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

THE BUCKLE, INC.

Dated: September 12, 2007	/s/ DENNIS H. NELSON.

DENNIS H. NELSON, President and CEO

Dated: September 12, 2007	/s/ KAREN B. RHOADS .

KAREN B. RHOADS, Vice President
of Finance and CFO