Form 10-Q
period 2007-11-03
BUCKLE INC
filed 2007-12-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 3, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the Registrant's Common Stock, as of December 4, 2007, was 30,052,022.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	November 3, 2007	February 3, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,092	$35,752
Short-term investments	140,725	115,721
Accounts receivable, net of allowance of $54 and $72, respectively	4,407	4,046
Inventory	99,492	70,306
Prepaid expenses and other assets	16,002	12,401
Total current assets	300,718	238,226

PROPERTY AND EQUIPMENT:	235,240	215,630
Less accumulated depreciation and amortization	(133,409)	(121,811)
	101,831	93,819

LONG-TERM INVESTMENTS	28,391	31,958
OTHER ASSETS	4,044	4,195

	$434,984	$368,198

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$31,896	$14,670
Accrued employee compensation	17,506	17,800
Accrued store operating expenses	6,447	4,468
Gift certificates redeemable	4,263	6,709
Income taxes payable	6,553	5,562
Total current liabilities	66,665	49,209

DEFERRED COMPENSATION	4,120	3,368
DEFERRED RENT LIABILITY	32,095	29,034
Total liabilities	102,880	81,611

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 30,306,186 and 29,408,576 shares issued and outstanding at November 3, 2007 and February 3, 2007, respectively	303	294
Additional paid-in capital	62,363	43,493
Retained earnings	269,438	242,800
Total stockholders’ equity	332,104	286,587

	$434,984	$368,198

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

SALES, Net of returns and allowances	$167,559	$143,084	$412,927	$355,088

COST OF SALES (Including buying, distribution, and occupancy costs)	96,810	84,435	250,262	223,344

Gross profit	70,749	58,649	162,665	131,744

OPERATING EXPENSES:
Selling	31,864	28,095	80,353	72,102
General and administrative	5,746	4,713	15,617	12,254
	37,610	32,808	95,970	84,356

INCOME FROM OPERATIONS	33,139	25,841	66,695	47,388

OTHER INCOME, Net	2,177	2,193	6,560	6,059

INCOME BEFORE INCOME TAXES	35,316	28,034	73,255	53,447

PROVISION FOR INCOME TAXES	13,118	10,373	27,072	19,793

NET INCOME	$22,198	$17,661	$46,183	$33,654

EARNINGS PER SHARE:
Basic	$0.75	$0.61	$1.56	$1.16

Diluted	$0.72	$0.59	$1.50	$1.12

Basic weighted average shares	29,791	28,750	29,678	28,921
Diluted weighted average shares	30,915	29,699	30,842	29,941

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Total
FISCAL 2007
BALANCE, February 3, 2007	29,408,576	$294	$43,493	$242,800	$-	$286,587

Net income	-	-	-	46,183	-	46,183
Dividends paid on common stock,
($0.20 per share)	-	-	-	(12,013)	-	(12,013)
($0.25 per share)	-	-	-	(7,532)	-	(7,532)
Common stock issued on exercise of stock options	854,965	9	11,126	-	-	11,135
Issuance of non-vested stock, net of forfeitures	138,345	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	2,913	-	-	2,913
Stock option compensation expense	-	-	248	-	-	248

Income tax benefit related to exercise of employee stock options	-	-	7,878	-	-	7,878
Common stock purchased and retired	(95,700)	(1)	(3,294)	-	-	(3,295)

BALANCE, November 3, 2007	30,306,186	$303	$62,363	$269,438	$-	$332,104

FISCAL 2006
BALANCE, January 28, 2006	19,339,153	$193	$39,651	$261,948	$(1,999)	$299,793

Reclassify unearned compensation	-	-	(1,999)	-	1,999	-
Net income	-	-	-	33,654	-	33,654
Dividends paid on common stock,
($0.1133 per share)	-	-	-	(6,647)	-	(6,647)
($0.1333 per share)	-	-	-	(3,841)	-	(3,841)

Common stock issued on exercise of stock options	166,913	2	3,124	-	-	3,126
Issuance of non-vested stock	136,000	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	908	-	-	908
Forfeiture of non-vested stock	(5,350)	-	(12)	-	-	(12)
Stock option compensation expense	-	-	1,110	-	-	1,110
Common stock purchased and retired	(436,200)	(4)	(16,040)	-	-	(16,044)

BALANCE, October 28, 2006	19,200,516	$192	$26,741	$285,114	$-	$312,047

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,183	$33,654
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,519	13,619
Amortization of non-vested stock grants	2,913	908
Stock option compensation expense	248	1,110
Forfeiture of restricted stock	-	(12)
Excess tax benefit from employee stock option exercises	-	(1,153)
Other	101	135
Long-term liabilities and deferred compensation	3,813	3,181
Changes in operating assets and liabilities:
Accounts receivable	(361)	(340)
Inventory	(29,186)	(31,243)
Prepaid expenses and other assets	(3,601)	(1,206)
Accounts payable	14,361	7,500
Accrued employee compensation	(294)	(9,153)
Accrued store operating expenses	1,979	1,030
Gift certificates redeemable	(2,446)	(1,702)
Income taxes payable	1,766	2,443

Net cash flows from operating activities	49,995	18,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,785)	(17,032)
Proceeds from sale of property and equipment	18	5
Change in other assets	151	33
Purchases of investments	(69,222)	(49,648)
Proceeds from sales/maturities of investments	47,785	56,739

Net cash flows from investing activities	(41,053)	(9,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	11,135	3,126
Excess tax benefit from employee stock option exercises	7,103	1,153
Purchases of common stock	(3,295)	(16,044)
Payment of dividends	(19,545)	(10,488)

Net cash flows from financing activities	(4,602)	(22,253)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,340	(13,385)

CASH AND CASH EQUIVALENTS, Beginning of period	35,752	23,438

CASH AND CASH EQUIVALENTS, End of period	$40,092	$10,053

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 and OCTOBER 28, 2006
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

During fiscal 2007, the Company granted 139,800 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $527 and $1,582 of compensation expense recognized on a graded vesting basis during the thirteen and thirty-nine week periods ended November 3, 2007, respectively. Due to participants terminating their employment prior to the vesting date, 300 of these shares were forfeited to date. The non-forfeited shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance target based on growth in fiscal 2007 pre-bonus, pre-tax net income.

During fiscal 2006, the Company granted 204,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $297 and $890 of compensation expense recognized on a graded vesting basis during the thirteen and thirty-nine week periods ended November 3, 2007, respectively. The same grants resulted in $125 and $406 of compensation expense during the thirteen and thirty-nine week periods ended October 28, 2006. Due to participants terminating their employment prior to the vesting date, 8,610 of these shares were forfeited to date. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2006, 20% of the non-forfeited shares vested on March 19, 2007, with the remaining non-forfeited shares vesting 20% on February 2, 2008, 30% on January 31, 2009, and 30% on January 30, 2010.

During fiscal 2005, the Company granted 116,250 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $148 and $441 of compensation expense recognized on a graded vesting basis during the thirteen and thirty-nine week periods ended November 3, 2007, respectively. The same grants resulted in $219 and $490 of compensation expense during the thirteen and thirty-nine week periods ended October 28, 2006. Due to participants terminating their employment, 840 of these shares were forfeited to date and the vesting for 5,100 of these shares was accelerated. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, 20% of the non-forfeited shares vested on March 24, 2006, with the remaining non-forfeited, non-accelerated shares vesting 20% on February 3, 2007, 30% on February 2, 2008, and 30% on January 31, 2009.

In total, the Company recognized $973 and $2,913 of compensation expense related to outstanding shares of non-vested stock during the thirteen and thirty-nine week periods ended November 3, 2007. The Company recognized $344 and $896 of compensation expense during the thirteen and thirty-nine week periods ended October 28, 2006.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 and OCTOBER 28, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of November 3, 2007, 451,652 shares were available for grant under the various stock option plans, of which 301,889 were available for grant to executive officers. Also as of November 3, 2007, 349,700 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.

Options granted during the first three quarters of fiscal 2007 and 2006 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The Company adopted FASB Statement No. 123 (revised 2004) Share-Based Payment (“SFAS 123(R)”) during the first quarter of fiscal 2006 utilizing the modified prospective approach and did not restate financial results for prior periods. Upon adoption of SFAS 123(R), management determined that the cumulative effect adjustment from estimated forfeitures was immaterial and, as such, no cumulative effect was recorded. Compensation expense was recognized during fiscal 2007 and 2006 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant. The adoption of SFAS 123(R) resulted in $45 and $248 of stock option compensation expense for the thirteen and thirty-nine week periods ended November 3, 2007, respectively. This compares to $327 and $1,110 of stock option compensation expense for the thirteen and thirty-nine week periods ended October 28, 2006. Stock option compensation expense is allocated to cost of sales, selling expense, and general and administrative expense in a method similar to that of allocating accrued incentive bonus expense.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the statements of cash flows, in accordance with the provisions of the EITF Issue No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options exercised to be classified as financing cash inflows on a prospective basis. This amount is shown as “excess tax benefit from employee stock option exercises” on the statement of cash flows. For the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively, the excess tax benefit realized from exercised stock options was $7,103 and $1,153, respectively. The Company has elected to adopt the transition method described in FASB Staff Position No. FAS 123(R)3, Transition Election Related to Accounting for the Tax Effect of Share-Based Payment Awards.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 and OCTOBER 28, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The weighted average grant date fair value of options granted during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was $12.81 and $9.97 per option, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

A summary of the Company’s stock-based compensation activity related to stock options for the thirty-nine week period ended November 3, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value

Outstanding - beginning of year	2,969,377	$12.56
Granted	27,000	33.87
Expired/forfeited	(1,902)	14.67
Exercised	(854,965)	13.02

Outstanding - end of quarter	2,139,510	$12.64	4.23	years	$58,575

Exercisable - end of quarter	2,102,151	$12.38	4.15	years	$58,102

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 and OCTOBER 28, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The total intrinsic value of options exercised during the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively, was $21,292 and $3,634. As of November 3, 2007, there was $276 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended November 3, 2007 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	262,515	$23.37
Granted	139,800	33.87
Forfeited	(1,455)	25.46
Vested	(39,210)	23.50

Non-Vested - end of quarter	361,650	$27.41

As of November 3, 2007, there was $4,972 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the thirty-nine week periods ended November 3, 2007 and October 28, 2006 was $1,372 and $624, respectively.

3.
Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 367 stores located in 38 states throughout the continental United States (excluding the northeast) as of November 3, 2007, and 352 stores in 38 states as of October 28, 2006. During the third quarter of fiscal 2007, the Company opened five new stores and substantially renovated one store. During the third quarter of fiscal 2006, the Company opened six new stores and substantially renovated six stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Merchandise Group	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Denims	45.8%	47.6%	42.2%	43.6%
Tops (including sweaters)	37.3	31.5	35.2	30.7
Accessories	6.7	8.1	7.4	8.6
Footwear	5.2	6.6	6.3	7.5
Sportswear/Fashions	1.3	1.5	6.1	5.5
Outerwear	2.8	2.9	1.4	1.7
Casual bottoms	0.8	1.7	1.3	2.3
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 and OCTOBER 28, 2006
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.
Net Earnings Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Basic and diluted earnings per share for the thirteen and thirty-nine week periods ended October 28, 2006 have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 3, 2007			October 28, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS	$22,198	29,791	$0.75	$17,661	28,750	$0.61

Effect of Dilutive
Securities
Stock options and
non-vested shares	-	1,124	(0.03)	-	949	(0.02)

Diluted EPS	$22,198	30,915	$0.72	$17,661	29,699	$0.59

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	November 3, 2007			October 28, 2006
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS	$46,183	29,678	$1.56	$33,654	28,921	$1.16

Effect of Dilutive
Securities
Stock options and
non-vested shares	-	1,164	(0.06)	-	1,020	(0.04)

Diluted EPS	$46,183	30,842	$1.50	$33,654	29,941	$1.12

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

6.	Other Income

The following table summarizes the Company’s Other Income for the thirteen and thirty-nine week periods included in this financial statement:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006

Interest/dividends from investments	$2,074	$2,093	$6,132	$5,033
Insurance proceeds	-	-	162	470
VISA/Mastercard settlement	-	-	-	356
Miscellaneous	103	100	266	200
Other Income, net	$2,177	$2,193	$6,560	$6,059

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2007 and OCTOBER 28, 2006
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

The Internal Revenue Service has closed its examination of the Company’s income tax returns through January 28, 2006. Open tax years with the Internal Revenue Service, as well as those related to a number of states, remain subject to examination.

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

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides an option for companies to report selected financial assets and liabilities at fair value. SFAS 159 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements, but does not anticipate that it will have a material impact on the Company’s financial position, liquidity, and results of operations.

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended November 3, 2007 and October 28, 2006 of $2,865 and $507, respectively. The non-cash investing activity related to unpaid purchases of property and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended November 3, 2007 and October 28, 2006 of $18,967 and $17,816, respectively.

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

Due to the 53rd week in fiscal 2006’s retail calendar, the Company’s 2007 fiscal periods end a week later in the calendar than the prior year. The Company’s comparable store net sales for the quarter and year-to-date periods are compared to the prior year thirteen and thirty-nine week periods ended November 4, 2006; however, total sales and operating results are compared with the prior year thirteen and thirty-nine week fiscal periods ended October 28, 2006.

EXECUTIVE OVERVIEW

Company management considers the following items to be key performance indicators in evaluating Company performance.

Comparable Store Sales – Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented. Stores which have been remodeled, expanded, and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Online sales are excluded from comparable store sales. Management considers comparable store sales to be an important indicator of current Company performance, helping leverage certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net income.

Net Merchandise Margins – Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross margin and results of operations.

Operating Margin – Operating margin is a good indicator for Management of the Company’s success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs, and the Company’s ability to control operating costs.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and thirty-nine week periods ended November 3, 2007, and October 28, 2006:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Thirty-nine Weeks Ended		Increase/
	Nov. 3, 2007	Oct. 28, 2006	(Decrease)	Nov. 3, 2007	Oct. 28, 2006	(Decrease)

Net sales	100.0%	100.0%	17.1%	100.0%	100.0%	16.3%
Cost of sales (including buying, distribution, and occupancy costs)	57.8%	59.0%	14.7%	60.6%	62.9%	12.1%
Gross profit	42.2%	41.0%	20.6%	39.4%	37.1%	23.5%
Selling expenses	19.0%	19.6%	13.4%	19.5%	20.3%	11.4%
General and administrative expenses	3.4%	3.3%	21.9%	3.8%	3.4%	27.4%
Income from operations	19.8%	18.1%	28.2%	16.1%	13.4%	40.7%
Other income, net	1.3%	1.5%	(0.8)%	1.6%	1.7%	8.3%
Income before income taxes	21.1%	19.6%	26.0%	17.7%	15.1%	37.1%
Provision for income taxes	7.8%	7.3%	26.5%	6.5%	5.6%	36.8%
Net income	13.3%	12.3%	25.7%	11.2%	9.5%	37.2%

Net sales increased from $143.1 million in the third quarter of fiscal 2006 to $167.6 million in the third quarter of fiscal 2007, a 17.1% increase. Comparable store sales increased by $19.3 million, or 14.3%, for the thirteen week period ended November 3, 2007 compared to the thirteen week period ended November 4, 2006. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period and a 3.1% increase in the average retail price per piece of merchandise sold during the period, which was partially offset by a slight decrease in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the eight new stores opened after the second quarter of fiscal 2006, to the opening of 18 new stores during the first three quarters of fiscal 2007, and to growth in online sales; and was partially offset by the impact of a calendar shift of the fiscal periods due to the fifty-third week in fiscal 2006.

The Company’s average retail price per piece of merchandise sold increased $1.31, or 3.1%, during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. This $1.31 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): an 11.4% increase in knit shirt price points ($1.23) and a 5.9% increase in denim price points ($1.12). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.60) and by reduced price points in certain other categories (including footwear and accessories). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $355.1 million in the first three quarters of fiscal 2006 to $412.9 million for the first three quarters of fiscal 2007, a 16.3% increase. Comparable store sales increased by $36.1 million, or 10.6%, for the thirty-nine week period ended November 3, 2007 compared to the thirty-nine week period ended November 4, 2006. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period and a 2.6% increase in the average retail price per piece of merchandise sold during the period. The average number of units sold per transaction was flat in comparison to the same period in the prior year. Sales growth for the thirty-nine week period was also attributable to the inclusion of a full three quarters of operating results for the 17 new stores opened during fiscal 2006, to the opening of 18 new stores during the first three quarters of fiscal 2007, to growth in online sales, and to the impact of a calendar shift of the fiscal periods due to the fifty-third week in fiscal 2006. Average sales per square foot increased 11.0% from $202 for the thirty-nine week period ended October 28, 2006, to $224 for the thirty-nine week period ended November 3, 2007.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $1.02, approximately 2.6%, during the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006. This $1.02 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 9.9% increase in knit shirt price points ($0.95), a 5.4% increase in denim price points ($0.86), and a 7.5% increase in woven shirt price points ($0.18). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.60) and by reduced price points in certain other categories (including footwear and accessories). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details and finishes.

Gross profit after buying, distribution, and occupancy expenses increased $12.1 million in the third quarter of fiscal 2007 to $70.7 million, a 20.6% increase. As a percentage of net sales, gross profit increased from 41.0% in the third quarter of fiscal 2006 to 42.2% in the third quarter of fiscal 2007. This increase was attributable to a 0.55% improvement in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales. The increase was also attributable to a 0.75% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs. The impact on sales for the quarter of the calendar shift in the fiscal periods due to the fifty-third week in fiscal 2006 reduced by 0.25% the amount the Company was able to leverage buying, distribution, and occupancy costs. These improvements were partially offset by an increase in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Year-to-date, gross profit increased $30.9 million for the first thirty-nine weeks of fiscal 2007 to $162.7 million, a 23.5% increase. As a percentage of net sales, gross profit increased from 37.1% for the first three quarters of fiscal 2006 to 39.4% for the first three quarters of fiscal 2007. This increase was attributable to a 1.20% improvement in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales. The increase was also attributable to a 1.20% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs. Of the 1.20% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs, approximately 0.20% was attributable to the positive impact on year-to-date sales of a calendar shift in the fiscal periods due to the fifty-third week in fiscal 2006. These improvements were partially offset by an increase in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Selling expenses increased from $28.1 million for the third quarter of fiscal 2006 to $31.9 million for the third quarter of fiscal 2007, a 13.4% increase. As a percentage of net sales, selling expenses decreased from 19.6% in the third quarter of fiscal 2006 to 19.0% in the third quarter of fiscal 2007. The decrease was primarily attributable to a 0.60% reduction, as a percentage of net sales, in store payroll expense, a 0.30% reduction in advertising expense, and a 0.20% reduction in stock option compensation expense. The Company also achieved a 0.10% reduction, as a percentage of net sales, by leveraging certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.50%, as a percentage of net sales) and health insurance expense (0.10%, as a percentage of net sales).

Year-to-date, selling expenses increased from $72.1 million in the first three quarters of fiscal 2006 to $80.4 million in the first three quarters of fiscal 2007, an 11.4% increase. As a percentage of net sales, selling expenses decreased from 20.3% in fiscal 2006 to 19.5% in fiscal 2007. The decrease was primarily attributable to a 0.70% reduction, as a percentage of net sales, in store payroll expense, a 0.20% reduction in advertising expense, and a 0.20% reduction in stock option compensation expense. The Company also achieved a 0.40% reduction, as a percentage of net sales, by leveraging certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.50%, as a percentage of net sales), health insurance expense (0.10%, as a percentage of net sales), and bankcard fees (0.10%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General and administrative expenses increased from $4.7 million in the third quarter of fiscal 2006 to $5.7 million in the third quarter of fiscal 2007, a 21.9% increase. As a percentage of net sales, general and administrative expenses increased from 3.3% in the third quarter of fiscal 2006 to 3.4% in the third quarter of fiscal 2007. The increase was driven primarily by increases in equity compensation expense related to outstanding shares of non-vested stock (0.30%, as a percentage of net sales) and expense related to the incentive bonus accrual (0.20%, as a percentage of net sales). These increases were partially offset by a 0.10% reduction, as a percentage of net sales, in expense related to unrealized gains in the Company’s non-qualified deferred compensation plan and a 0.30% reduction related to the leveraging of certain other general and administrative expenses.

Year-to-date, general and administrative expense increased from $12.3 million for the first three quarters of fiscal 2006 to $15.6 million for the first three quarters of fiscal 2007, a 27.4% increase. As a percentage of net sales, general and administrative expense increased from 3.4% in fiscal 2006 to 3.8% in fiscal 2007. The increase was driven primarily by increases in equity compensation expense related to outstanding shares of non-vested stock (0.40%, as a percentage of net sales) and expense related to the incentive bonus accrual (0.20%, as a percentage of net sales). These increases were partially offset by a 0.20% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 28.2% to $33.1 million for the third quarter of fiscal 2007 compared to $25.8 million for the third quarter of fiscal 2006. Income from operations was 19.8% of net sales for the third quarter of fiscal 2007 compared to 18.1% for the third quarter of fiscal 2006. Income from operations, for the thirty-nine week period ended November 3, 2007, increased 40.7% to $66.7 million compared to $47.4 million for the thirty-nine week period ended October 28, 2006. Income from operations was 16.1% of net sales for the first three quarters of fiscal 2007 compared to 13.4% for the first three quarters of fiscal 2006.

Other income for the quarter ended November 3, 2007, decreased 0.8% from other income for the quarter ended October 28, 2006. For the thirty-nine week period ended November 3, 2007, other income increased 8.3% from other income for the thirty-nine week period ended October 28, 2006. The increase in other income for the first three quarters of fiscal 2007 was due to an increase in interest income earned on the Company’s cash and investments, which was partially offset by proceeds received in the second quarter of fiscal 2006 for Hurricane Katrina and Hurricane Rita insurance claims and for settlement of a lawsuit related to Visa/Mastercard interchange fees.

Income tax expense as a percentage of pre-tax income was 37.1% in the third quarter of fiscal 2007 compared to 37.0% in the third quarter of fiscal 2006, bringing net income to $22.2 million in the third quarter of fiscal 2007 compared to $17.7 million in the third quarter of fiscal 2006, an increase of 25.7%. For the first three quarters of both fiscal 2007 and fiscal 2006, income tax expense was 37.0% of pre-tax income, bringing net income to $46.2 million for the first three quarters of fiscal 2007 compared to $33.7 million for the first three quarters of fiscal 2006, an increase of 37.2%.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As of November 3, 2007, the Company had working capital of $234.1 million, including $40.1 million of cash and cash equivalents and short-term investments of $140.7 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2007 and fiscal 2006, the Company’s cash flow provided by operating activities was $50.0 million and $18.8 million, respectively.

The increase in total cash flow for the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006 was primarily due to growth in net income, a reduction in the number of shares repurchased, an increase in proceeds from the exercise of stock options, and changes in accrued employee compensation and accounts payable. These increases were partially offset by payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments, purchases of investments, and purchases of property and equipment.

During the first three quarters of fiscal 2007 and 2006, the Company invested $17.8 million and $15.2 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $2.0 million and $1.8 million in the first three quarters of fiscal 2007 and 2006, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2007, the Company anticipates completing approximately three additional store construction projects, including approximately two new stores and approximately one store to be substantially remodeled and/or relocated. Management now estimates that total capital expenditures during fiscal 2007 will be approximately $25 to $27 million. The Company believes that existing cash and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of November 3, 2007, had total cash and investments of $209.2 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years. However, future conditions may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors, and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability, and cash flows. Also, the Company’s acceleration in store openings and/or remodels or the Company entering into a merger, acquisition, or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2007 or fiscal 2006.

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

The liability recorded for unredeemed gift cards and gift certificates was $4.3 million and $6.7 million as of November 3, 2007 and February 3, 2007, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net income. The accrued liability for reserve for sales returns was $0.4 million and $0.3 million at November 3, 2007 and February 3, 2007, respectively.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net income. The liability recorded as a reserve for markdowns and/or obsolescence was $5.8 million as of November 3, 2007 and $6.4 million as of February 3, 2007. We are not aware of any events, conditions, or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The Internal Revenue Service has closed its examination of the Company’s income tax returns through January 28, 2006. Open tax years with the Internal Revenue Service as well as those related to a number of states remain subject to examination.

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

The following tables identify the material obligations and commitments as of November 3, 2007:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$924	$609	$315	$-	$-
Deferred compensation	$4,120	$-	$-	$-	$4,120
Operating leases	$230,285	$37,691	$70,554	$50,482	$71,558
Total contractual obligations	$235,329	$38,300	$70,869	$50,482	$75,678

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the third quarter of fiscal 2007 or the third quarter of fiscal 2006. The Company had outstanding letters of credit totaling $1.3 million and $0.7 million at November 3, 2007 and February 3, 2007, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2006, 2005, and 2004, the holiday and back-to-school seasons accounted for approximately 36%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week and thirty-nine week periods ended November 3, 2007 and October 28, 2006. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

The Internal Revenue Service has closed its examination of the Company’s income tax returns through January 28, 2006. Open tax years with the Internal Revenue Service, as well as those related to a number of states, remain subject to examination.

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

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides an option for companies to report selected financial assets and liabilities at fair value. SFAS 159 will be effective at the beginning of the Company’s 2008 fiscal year. The Company is currently assessing the effect of this pronouncement on the financial statements, but does not anticipate that it will have a material impact on the Company’s financial position, liquidity, and results of operations.

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

THE BUCKLE, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings:                                                                               None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended November 3, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

August 5, to September 1, 2007	95,700	34.38	95,700	284,400
September 2, to October 6, 2007	-	-	-	284,400
October 7, to November 3, 2007	-	-	-	284,400
	95,700	34.38	95,700

The Board of Directors authorized a 1,500,000 share repurchase plan. This plan has 284,400 shares remaining as of November 3, 2007. Shares have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on January 12, 2007.

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

THE BUCKLE, INC.

Dated: December 12, 2007	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO

Dated: December 12, 2007	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO