Form 10-K
period 2008-02-02
BUCKLE INC
filed 2008-04-16
CIK 885245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number: 001-12951

 THE BUCKLE, INC.
(Exact name of Registrant as specified in its charter)

Nebraska	47-0366193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2407 West 24th Street, Kearney, Nebraska	68845-4915
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (308) 236-8491

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer or smaller reporting company. (See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). Check one.

☐ Large accelerated filer; ☑ Accelerated filer; ☐ Non-accelerated filer, ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $505,850,697.22 on August 4, 2007. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 14,760,744 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 28, 2008, was 30,441,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 25, 2008 for Registrant’s 2008 Annual Meeting of Shareholders to be held May 28, 2008 are incorporated by reference in Part III.

The Buckle, Inc.
Form 10-K
February 2, 2008

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear and accessories for fashion conscious young men and women. As of February 2, 2008, the Company operated 368 retail stores in 38 states throughout the continental United States, excluding the northeast, under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. However, the Company has had a portion of its men’s buying team and marketing team in an office in Kansas City, Missouri for several years and the Company recently relocated its entire men’s buying team and the portion its marketing team that was previously in Kansas City, Missouri to new office space in Overland Park, Kansas during fiscal 2007.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company has experienced significant growth over the past ten years, growing from 199 stores at the start of 1998 to 368 stores by the end of fiscal 2007. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. All references herein to fiscal 2007 refer to the 52-week period ended February 2, 2008. Fiscal 2006 refers to the 53-week period ended February 3, 2007 and fiscal 2005 refers to the 52-week period ended January 28, 2006.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion conscious 12 to 24-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories and footwear. Denim is a significant contributor to total sales (43.2% of fiscal 2007 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of key brands plus private label denim and a wide variety of fits, finishes and styles. Shirts and tops are also significant contributors to total sales (36.1% of fiscal 2007 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Percentage of Net Sales
	Fiscal 2007	Fiscal 2006	Fiscal 2005
Denims	43.2%	44.6%	42.7%
Tops (including sweaters)	36.1	31.0	29.8
Accessories	7.7	9.2	10.2
Footwear	5.6	7.0	8.1
Sportswear/fashions	4.3	3.9	3.1
Outerwear	2.0	2.3	3.5
Casual bottoms	1.0	1.9	2.5
Other	0.1	0.1	0.1
	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 70% of the Company's sales during fiscal 2007. The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color and style. While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Lucky Brand Dungarees, Big Star, Silver, Hurley, Affliction, Fossil, MEK, Billabong, Guess, Quiksilver/Roxy, 7 Diamonds, OBEY and Manchester. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card and a special order system that allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately 2% - 3% of net sales has been made on a layaway basis.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store. This allows individual store inventories to be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh look in its stores, the Company ships new merchandise daily to most stores. The Company also has a transfer program that shifts certain merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in-stock popular items and reducing the need to mark down slow-moving merchandise at a particular location. The Company believes the reduced markdowns justify the incremental distribution costs associated with the transfer system. The Company does not hold storewide off-price sales at anytime.

The Company continually evaluates its store design as part of the overall shopping experience and feels the fiscal 2002 re-design continues to be very well received by guests and developers. This store design contains warm woods, real brick finishes and an appealing ceiling and lighting layout that creates a comfortable environment for the guest to shop. The Company has been able to modify the store design for specialized venues including lifestyle centers and larger mall fronts. The signature Buckle-B icon and red color are used throughout the store on fixtures, graphic images and print materials to reinforce the brand identity. To enhance selling and product presentation, new tables and fixtures have been added to the Company’s signature store design in each of the last three fiscal years. The new tables and fixtures were also rolled out to select existing stores to update their looks as well.

Marketing and Advertising

In fiscal 2007, the Company spent $6.4 million or 1.0% of net sales on seasonal marketing campaigns, advertising, promotions, online marketing and in-store point of sale materials. Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers and special events are offered to enhance the guest’s shopping experience. Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events and in new markets. Magazine advertising in leading teen publications is used during key seasons to introduce new merchandise, build awareness and brand the Buckle's image. Editorial product placement in national and regional magazines creates exposure for seasonal merchandise and the Buckle's private label brands. The Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position the Buckle as the destination store for these specialty branded fashions.

The Company also offers programs to strengthen its relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for marketing to loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as bonus rewards and special targeted mailings. The Buckle continues to build on its B-Rewards incentive program, which is offered exclusively to Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards merchandise certificates at the end of each Rewards period inviting them back into the store at the start of the next season. The Company successfully added a student credit card program for all stores in July 2006 and in October 2007 launched the Buckle Black credit card program. The Buckle Black program is an exclusive account for the company's most loyal cardholders. To qualify for the Buckle Black program, existing cardholders must make at least $500 in purchases during a 12 month period using their account. These guests receive special benefits including free ground shipping on special orders and online purchases. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities and read the Company’s latest financial news. The Company has an opt-in email database. National email campaigns are sent bi-monthly and targeted weekly messages are sent notifying guests of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. Offering a growing selection of its merchandise online, the Company presents the online store as a “taste test” in new markets as well as a cross-channel tool in existing markets, which means guests can shop both in the physical stores and via the online store. On October 19, 2006, the Company launched a redesigned Buckle.com on the Escalate E-Commerce platform. The new Buckle.com includes enhanced search features, which allow guests to shop by special attributes, including brand and size.

Store Operations

The Company has an Executive Vice President of Sales, a Vice President of Sales, 24 district managers and 66 area managers. The majority of the district managers and each of the area managers also serve as manager of their home base store. In general, each store has one manager, one or two assistant managers, one to three additional full-time salespeople and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel. In addition to sharing career opportunities with current Buckle employees, the Company also recruits interns and management trainees from college campuses. A majority of the Company’s store managers, all of its area and district managers and most of its upper level management are former salespeople, including the President and CEO, Dennis H. Nelson, and Chairman, Daniel J. Hirschfeld. Recognizing talent and promoting managers from within allows the Company to build a strong foundation for management.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales and returns-to-vendor. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales for fiscal 2007, 0.7% of net sales for fiscal 2006 and 0.6% for fiscal year 2005.

The average store is approximately 5,000 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team includes the President, Vice President of Women’s Merchandising, Vice President of Men’s Merchandising, six women’s buyers and five men’s buyers. The two Vice Presidents of Merchandising have over 50 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

The Company purchases products from manufacturers within the United States as well as from agents who source goods from foreign manufacturers. The Company's merchandising team shops and monitors U.S. fashion centers (in New York and on the West Coast) to stay abreast of the latest trends. The Company continually monitors fabric selection, quality and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer or supplier. The Company plans its private label production with several private label vendors three to six months in advance of product delivery. The Company requires its vendors to sign and adhere to its Code of Conduct and Standards of Engagement, which addresses adherence to legal requirements regarding employment practices and health, safety and environmental regulations.

In fiscal 2007, Koos Manufacturing, Inc. (the Company that produces part of our private label product as well as the Big Star branded merchandise) and Lucky Brand Dungarees made up 25.7% and 10.5% of the Company’s net sales, respectively. No other vendor accounted for more than 10% of the Company’s sales. Other current significant vendors include Silver, Hurley, Affliction, Fossil, MEK, Billabong, Guess, Quiksilver/Roxy, 7 Diamonds, OBEY and Manchester. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

The Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate and perceived local customer demand. The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, Nebraska. Merchandise is received daily in Kearney where it is sorted, tagged with bar-coded tickets (unless the vendor UPC code can be used or the merchandise is pre-ticketed) and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt. This system allows stores to receive new merchandise almost daily, creating excitement within the store and providing customers with a reason to shop often.

The Company completed an 82,200 square foot expansion to its corporate headquarters facility during fiscal 2005. This expansion houses the Company’s online fulfillment and customer service center and provides additional space for the supplies and returns-to-vendor departments. The online fulfillment center occupies approximately 100,000 square feet of space on three levels. The Company plans to renovate the space vacated by supplies and returns during fiscal 2008 to add new office space. The current distribution center should allow for handling of up to 450 stores. The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and direct transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demands.

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

Store Locations and Expansion Strategies

As of April 1, 2008, the Company operated 371 stores in 38 states, including 3 stores opened during fiscal 2008. The existing stores are in 4 downtown locations, 9 strip centers, 27 lifestyle centers and 331 shopping malls. The Company anticipates opening approximately 19 new stores in fiscal 2008. For fiscal 2008, 11 of the new stores are expected to be located in higher traffic shopping malls and 8 of the new stores are expected to be located in lifestyle centers. The following table lists the location of existing stores as of April 1, 2008:

Location of Stores

State	Number of Stores	State	Number of Stores	State	Number of Stores
Alabama	7	Louisiana	8	Oregon	4
Arizona	10	Michigan	18	Pennsylvania	6
Arkansas	6	Minnesota	12	South Carolina	1
California	15	Mississippi	5	South Dakota	3
Colorado	13	Missouri	12	Tennessee	11
Florida	14	Montana	5	Texas	41
Georgia	4	Nebraska	13	Utah	11
Idaho	5	Nevada	2	Virginia	2
Illinois	17	New Mexico	4	Washington	12
Indiana	13	North Carolina	8	West Virginia	3
Iowa	18	North Dakota	3	Wisconsin	13
Kansas	17	Ohio	16	Wyoming	1
Kentucky	5	Oklahoma	13	Total	371

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 199 at the beginning of 1998 to 368 at the end of fiscal 2007. The Company's plan is to continue expansion by developing the geographic region it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings since the beginning of fiscal 1998 to the end of fiscal 2007:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Total
1998	199	24	1	222
1999	222	27	1	248
2000	248	28	2	274
2001	274	24	3	295
2002	295	11	2	304
2003	304	16	4	316
2004	316	13	2	327
2005	327	15	4	338
2006	338	17	5	350
2007	350	20	2	368

The Company's criteria used when considering a particular location for expansion include:

1. Market area, including proximity to existing markets to capitalize on name recognition;

2. Trade area population (number, average age and college population);

3. Economic vitality of market area;

4. Mall location, anchor tenants, tenant mix, average sales per square foot;

5. Available location within a mall, square footage, storefront width and facility of using the current store design;

6. Availability of experienced management personnel for the market;

7. Cost of rent, including minimum rent, common area and extra charges;

8. Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store with the new design is approximately $900,000, including construction costs of approximately $684,000 (prior to any construction allowance received) and inventory costs of approximately $216,000, net of accounts payable.

The Company anticipates opening approximately 19 new stores during fiscal 2008 and completing approximately 13 remodels. Remodels range from partial to full, with construction costs for a full remodel being nearly the same as those for a new store. Of the stores scheduled for remodeling during fiscal 2008, it is estimated that all stores will receive full remodeling. The Company has budgeted a total of $30 to $32 million for new store construction, remodeling, technology upgrades and improvements at the corporate headquarters during fiscal 2008.

The Company plans to expand in 2008 by opening stores in existing markets as well as adding two stores in Maryland which will be its 39th state. The Company believes that, given the time required for training personnel, staffing a store and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

The system includes PC based point-of-sale (POS) registers in each store. These registers are polled nightly by the central computer (IBM iSeries) using a virtual private network for collection of comprehensive data, including complete item-level sales information, employee time clocking, merchandise transfers and receipts, special orders, supply orders and returns-to-vendor. In conjunction with the nightly polling, the central computer sends the PC server messages from various departments at the Company headquarters and price changes for the price lookup (PLU) file maintained within the POS registers.

Each weekday morning, the Company initiates an electronic "sweep" of the individual store bank accounts to the Company's primary concentration account. This allows the Company to meet its obligations with a minimum of borrowing and to invest cash on a timely basis.

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

The virtual private network for communication with the stores also supports the Company’s intranet site. The intranet allows stores to view various types of information from the corporate office. Stores also have access to a variety of tools such as a product search with pictures, product availability, special order functions, printable forms, links to transmit various requests and information to the corporate office, training videos, email and information/guidelines from each of the departments at the corporate office. Our network is also structured so that we can support additional functionality such as digital video monitoring and digital music content programming at each of our locations.

The Company is committed to the ongoing review of its MIS and EDP systems to maintain productive, timely information and effective controls. This review includes testing of new products and systems to assure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations.

Employees

As of February 2, 2008, the Company had approximately 6,700 employees - approximately 1,402 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 430 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 90 days or more, and his or her normal workweek must be 35 hours or more. As of February 2, 2008, 1,135 employees participated in the medical plan, 1,137 in the dental plan, 1,402 in the life insurance plan, 324 in the supplemental life insurance plan, 1,013 in the long-term disability plan and 788 in the cafeteria plan. With respect to the medical, dental and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on company merchandise.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Hollister, Hot Topic, Gap and Pacific Sunwear. The men's market also competes with certain department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores and other local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal, Forever 21 and Vanity. The women's market also competes with department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores and certain local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

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

Trademarks

"BUCKLE”, “RECLAIM”, “BKE” and "THE BUCKLE" are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 66. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 58. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Karen B. Rhoads, age 49. Ms. Rhoads is the Vice President of Finance, Treasurer, Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with the Buckle since November 1987.

James E. Shada, age 52. Mr. Shada is Executive Vice President of Sales and a Director of the Company. He was elected Executive Vice President on May 31, 2001 and served as Vice President of Sales from April 19, 1991 until such date. Mr. Shada was elected a Director of the Company on May 30, 2002. He began employment with the Company in November 1978 as a salesperson. Between 1979 and 1985, he managed and opened new stores for the Company, and in 1985 Mr. Shada became the Company's sales manager. He is also involved in site selection and the development and education of personnel as store managers and as area and district managers. Effective June 30, 2008, James Shada will transition from his role of Executive Vice President of Sales. At that time, Mr. Shada will step down as an officer, but plans to continue working with the Company to assist in educating and coaching the sales team for an indefinite period of time. Mr. Shada plans to continue serving on the Company's Board of Directors.

Brett P. Milkie, age 48. Mr. Milkie is Vice President of Leasing. He was elected Vice President of Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the company in January 1992 as Director of Leasing.

Kari G. Smith, age 44. Ms. Smith is Vice President of Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, KS and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers and district managers.

Patricia K. Whisler, age 51. Ms. Whisler is Vice President of Women’s Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

Kyle L. Hanson, age 43. Ms. Hanson is the Corporate Secretary and General Counsel. She has held this position since February 2001. Ms. Hanson joined the Company in May 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with Kutak Rock law firm in Omaha from 1990 to 1996.

Robert M. Carlberg, age 45. Mr. Carlberg is Vice President of Men’s Merchandising. He has held this position since December 11, 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the Men’s Merchandising team. He has been full-time with the merchandising team since January 2001.

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

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. Users should not place undue reliance on the forward-looking statements, which are accurate only as of the date of this report. The Company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In management’s judgment, the following are material risk factors:

Dependence on Merchandising/Fashion Sensitivity. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately and timely to the changes in fashion trends would reduce the Company’s net sales and profitability. Misjudgments or unanticipated fashion changes could have a negative impact on the Company’s image with its customers, which would also reduce the Company’s net sales and profitability.

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 30% of the net sales for fiscal 2007 and 33% of the net sales for fiscal 2006. The Company may increase or decrease the percentage of net sales in private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded product. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

Fluctuations in Comparable Store Net Sales Results. The Company’s comparable store net sales results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. As a result of these or other factors, the Company’s future comparable sales could decrease, reducing overall net sales and profitability.

Ability to Continue Expansion and Management of Growth. The Buckle, Inc.’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2008, the Company plans to open 19 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

Reliance on Key Personnel. The continued success of The Buckle, Inc. is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus reducing net earnings. The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s failure to attract and retain qualified personnel could reduce the number of new stores the Company could open in a year which would cause net sales to decline, could create additional operating expenses and could reduce overall profitability for the Company.

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

Reliance on Foreign Sources of Production. The Company purchases a portion of its private label merchandise through sourcing agents in foreign markets. In addition, some of the Company’s domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes and other charges on imports and local business practice and political issues which may result in adverse publicity. The Company’s inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company’s net sales and net earnings.

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

Market/Liquidity Risk Related to the Company’s Cash and Investments

The Company invests a portion of its short and long-term investments in auction-rate securities, the market for which has recently undergone significant change. As of February 2, 2008 and February 3, 2007, $145.8 million and $91.8 million, respectively, of investments were in auction-rate securities (“ARS”). ARSs have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS, however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business.

As of February 3, 2007 all auction-rate securities were included in short-term investments. As of February 2, 2008, $88.9 million of the Company’s investments in ARS have been included in short-term investments, of which $62.6 million has been successfully liquidated subsequent to year-end. As of February 2, 2008, $56.9 million of the Company’s investments in ARS have been classified as long-term investments as they have not experienced a successful auction subsequent to the end of the year. All investments in ARS are stated at fair market value (which approximates par value) and the Company currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. Future changes to the liquidity of auction-rate securities or their fair market value could have a material adverse impact on the Company’s financial statements.

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

Year	Number of expiring leases
2009	64
2010	68
2011	55
2012	32
2013	24
2014	30
2015	14
2016 and later	84
Total	371

The corporate headquarters and distribution center for the Company operate within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2006 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building houses the Company’s screenprinting operations. The Company also acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the second of ten five-year renewal options, which expires on October 31, 2011.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this form, the Company was not engaged in legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUERS PURCHASE OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock. During the third quarter of fiscal 2003, the Board of Directors authorized the Company’s first ever cash dividend of $0.0667 per share to be paid quarterly, with the initial dividend payment on October 27, 2003 and the second quarterly dividend payment on January 27, 2004. During fiscal 2004, the Company continued quarterly dividend payments with $0.0667 per share paid during each of the first two quarters and $0.08 per share for the third and fourth quarters. Dividend payments continued during fiscal 2005 with $0.08 per share paid in the first quarter, $0.10 per share paid in the second quarter and $0.1133 per share paid in the third and fourth quarters. The Company continued the $0.1133 per share cash dividends in the first and second quarters of fiscal 2006, while in the third quarter of fiscal 2006, it paid cash dividends of $0.1333 per share and in the fourth quarter of fiscal 2006, it paid cash dividends of $0.20 per share. In addition, the Company paid a special one-time cash dividend of $2.00 per share in the fourth quarter of fiscal 2006. The dividend amounts paid prior to the Company’s January 12, 2007 3-for-2 stock split have been adjusted to reflect the impact of the split. For fiscal 2007, the Company paid cash dividends of $0.20 per share in the first and second quarters and $0.25 per share in the third and fourth quarters. The Company plans to continue its quarterly dividends during fiscal 2008.

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 2, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans
Nov. 4, 2007 to Dec. 1, 2007	256,200	$33.89	256,200	528,200
Dec. 2, 2007 to Jan. 5, 2008	260,600	$33.06	260,600	267,600
Jan. 6, 2008 to Feb. 2, 2008	30,000	$31.95	30,000	237,600
	546,800	$33.39	546,800

The Board of Directors authorized a 500,000 share repurchase plan on November 27, 2007. The Company has 237,600 shares remaining to complete this authorization.

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the Russell 2000 Stock Index and a peer group of Retail Trade Stocks.

Total Return Analysis	2/1/2003	2/1/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008
The Buckle, Inc.	$100.00	$156.40	$176.53	$221.13	$340.44	$431.49
New Peer Group	$100.00	$142.28	$202.96	$211.37	$261.75	$235.17
Russell 2000 Index	$100.00	$156.05	$167.67	$197.01	$215.05	$191.66
Source: CTA Integrated Communications www.ctaintegrated.com (303) 665-4200. Data from ReutersBRIDGE Data Networks

The number of record holders of the Company’s common stock as of March 28, 2008 was 337. Based upon information from the principal market makers, the Company believes there are approximately 3,000 beneficial owners. The closing price of the Company’s common stock on March 28, 2008 was $44.72.

Additional information required by this item is incorporated by reference to the information on page 36 of the Company’s 2007 Annual Report to Shareholders under the caption “Stock Prices by Quarter” which is attached to this Form 10-K. The remainder of the information required by this item appears in the Notes to Financial Statements under Footnote I "Stock-Based Compensation" on pages 32 to 34 in the Company's Annual Report to Shareholders which is attached to this Form 10-K and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

The information required by this item is incorporated by reference to the information on page 8 in the Company’s 2007 Annual Report to Shareholders under the caption “Selected Financial Data” which is attached to this Form 10-K.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated by reference to the information appearing on pages 9 through 17 in the Company’s 2007 Annual Report to Shareholders which is attached to this Form 10-K.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of February 2, 2008, no borrowings were outstanding under our line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 7% change in the rate earned), the Company’s net income would decrease approximately $390,000 or approximately $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements together with the report of Deloitte & Touche LLP, an independent registered public accounting firm, dated April 15, 2008, (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, in 2006) appearing on pages 17 through 36 of the Company’s 2007 Annual Report to Shareholders (which is attached to this Form 10-K) are incorporated by reference in this Form 10-K.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the Company’s reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2008.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the internal control over financial reporting of The Buckle, Inc. (the “Company”) as of February 2, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended February 2, 2008 of the Company and our reports dated April 15, 2008 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE& TOUCHE, LLP
Omaha, Nebraska April 15, 2008

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2007 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 30, 2007.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" appearing on page 10 of this report and "Election of Directors" in the Company's Proxy Statement for its 2008 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2008 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation and Other Information,” “Directors Compensation” (included under the “Election of Directors” section) and “Report of the Audit Committee,” including sub-captions “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item appears under the captions "Election of Directors" in the Company's Proxy Statement for its 2008 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote I on pages 32 to 34 in the Annual Report to Shareholders for fiscal 2007 and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy for its 2008 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Accountants” in the Company’s Proxy Statement for its 2008 Annual Shareholders' Meeting and is incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) (1) Financial Statements

The Company’s 2007 Annual Report to Shareholders, a copy of which appears as Exhibit 13 to this Form 10-K Report, contains the following on pages 17 through 36 and they are hereby incorporated by reference to this report:

Report of Independent Registered Public Accounting Firm
Balance Sheets as of February 2, 2008, and February 3, 2007
Statements of Income for each of the three years in the period ended February 2, 2008
Statements of Stockholders' Equity for each of the three years in the period ended February 2, 2008
Statements of Cash Flows for each of the three years in the period ended February 2, 2008
Notes to Financial Statements

(a) (2) Financial Statement Schedule

Report of Independent Registered Public Accounting Firm
Valuation and Qualifying Account. This schedule is on page 21.
All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

(b) Exhibits

See index to exhibits on pages 22 and 23.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUCKLE, INC.

Date: April 16, 2008	By:	/s/ DENNIS H. NELSON
Dennis H. Nelson, President and Chief Executive Officer

Date: April 16, 2008	By:	/s/ KAREN B. RHOADS
Karen B. Rhoads, Vice President of Finance, Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of April, 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the financial statements of The Buckle, Inc. (the “Company”) as of February 2, 2008 and February 3, 2007, and for each of the three fiscal years in the period ended February 2, 2008, and the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008, and have issued our reports thereon dated April 15, 2008 (which report relating to the financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as described in Note A); such financial statements and reports are included in your 2007 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of The Buckle, Inc. listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE& TOUCHE, LLP

Omaha, Nebraska
April 15, 2008

* * * * *

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

Allowance for
Doubtful Accounts
Balance January 29, 2005	113,000

Amounts charged to costs and expenses	319,377
Write-off of uncollectible accounts	(338,377)
Balance, January 28, 2006	94,000

Amounts charged to costs and expenses	237,598
Write-off of uncollectible accounts	(259,598)
Balance, February 3, 2007	72,000

Amounts charged to costs and expenses	328,377
Write-off of uncollectible accounts	(338,377)
Balance, February 2, 2008	$62,000

INDEX TO EXHIBITS

Page Number or Incorporation
	Exhibits	by Reference to
(3)	Articles of Incorporation and By-Laws.
	(3.1) Articles of Incorporation	Exhibit 3.1 to Form S-1
	of The Buckle, Inc. as amended	No. 33-46294
(3.1.1) Amendment to the Articles of
Incorporation of The Buckle, Inc.
	(3.2) By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1
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

(10.4) Acknowledgment for Dennis H. Nelson
dated April 10, 2008

(10.5) Acknowledgment for James E. Shada
dated April 10, 2008

(10.6) Acknowledgment for Brett P. Milkie
dated April 10, 2008

(10.7) Acknowledgment for Patricia K. Whisler
dated April 10, 2008

(10.8) Acknowledgment for Kari G. Smith
dated April 10, 2008

	(10.10) Cash or Deferred Profit Sharing Plan	Exhibit 10.10 to Form S-1
No. 33-46294

(10.10.1) Non-Qualified Deferred Compensation Plan

(10.11) Revolving Line of Credit Note and First
Amendment to Credit Agreement, dated
August 1, 2006 between The Buckle, Inc. and
Wells Fargo Bank, N.A. for a $17.5 million
line of credit

	(10.12) Credit Agreement dated August 1, 2003	Exhibit 10.12 to Form 10-K
	between The Buckle, Inc. and Wells	filed for the fiscal year ended
	Fargo Bank, N.A, regarding $17.5 million	January 31, 2004
line of credit for working capital and letters
of credit.

	(10.17) 1993 Director Stock Option Plan	Exhibit B to Proxy Statement
	Amended and Restated	for Annual Meeting held
June 2, 2006

	(10.23) 1997 Executive Stock Option Plan	Exhibit B to Proxy Statement
for Annual Meeting held
May 28, 1998

	(10.24) 1998 Restricted Stock Plan	Exhibit C to Proxy Statement
for Annual Meeting held
May 28, 1998

	(10.28) 2005 Restricted Stock Plan	Exhibit B to Proxy Statement
for Annual Meeting held
June 2, 2005

	(10.29) 2007 Executive Incentive Plan	Exhibit A to Proxy Statement
for Annual Meeting held
May 31, 2007
(11)	Not applicable

(12)	Not applicable

(13)	2007 Annual Report to Stockholders

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(19)	Not applicable

(21)	Not applicable

(22)	Not applicable

(23)	Consent of Deloitte & Touche LLP

(25)	Not applicable

(28)	Not applicable

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.