Form 10-Q
period 2008-05-03
BUCKLE INC
filed 2008-06-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ____________ to ____________

Commission File Number: 001-12951

 THE BUCKLE, INC.
(Exact name of Registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	47-0366193 (I.R.S. Employer Identification No.)

2407 West 24th Street, Kearney, Nebraska (Address of principal executive offices)	68845-4915 (Zip Code)

Registrant's telephone number, including area code: (308) 236-8491

Securities registered pursuant to Section 12(b) of the Act:

Title of class Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

___________________________________________________________

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one.
☐  Large accelerated filer;    ☑ Accelerated filer;      ☐  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, as of May 30, 2008, was 30,629,654.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	May 3, 2008	February 2, 2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$141,174	$64,293
Short-term investments	38,954	102,910
Accounts receivable, net of allowance of $40 and $62, respectively	3,991	2,800
Inventory	73,976	77,639
Prepaid expenses and other assets	14,937	13,979
Total current assets	273,032	261,621

PROPERTY AND EQUIPMENT:	246,263	240,237
Less accumulated depreciation and amortization	(141,929)	(137,903)
	104,334	102,334

LONG-TERM INVESTMENTS	78,861	81,201
OTHER ASSETS	5,905	5,501

	$462,132	$450,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$27,299	$25,155
Accrued employee compensation	13,415	27,836
Accrued store operating expenses	6,019	5,704
Gift certificates redeemable	6,430	8,511
Income taxes payable	5,286	10,020
Total current liabilities	58,449	77,226

DEFERRED COMPENSATION	4,996	4,127
DEFERRED RENT LIABILITY	32,750	30,984
Total liabilities	96,195	112,337

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; issued and outstanding;
30,622,601 shares at May 3, 2008 and 29,841,668 shares at February 2, 2008	306	298
Additional paid-in capital	64,168	46,977
Retained earnings	302,151	291,045
Accumulated other comprehensive loss	(688)	-
Total stockholders’ equity	365,937	338,320

	$462,132	$450,657

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

SALES, Net of returns and allowances	$160,300	$121,111

COST OF SALES (Including buying, distribution,
and occupancy costs)	94,678	75,608

Gross profit	65,622	45,503

OPERATING EXPENSES:
Selling	31,559	23,424
General and administrative	6,695	4,980
	38,254	28,404

INCOME FROM OPERATIONS	27,368	17,099

OTHER INCOME, Net	2,320	2,123

INCOME BEFORE INCOME TAXES	29,688	19,222

PROVISION FOR INCOME TAXES	10,971	7,029

NET INCOME	$18,717	$12,193

EARNINGS PER SHARE:
Basic	$0.63	$0.41

Diluted	$0.61	$0.40

Basic weighted average shares	29,871	29,468
Diluted weighted average shares	30,833	30,687

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2008

BALANCE, February 3, 2008	29,841,668	$298	$46,977	$291,045	$-	$338,320

Net income	-	-	-	18,717	-	18,717
Dividends paid on common stock,
($0.25 per share)	-	-	-	(7,611)	-	(7,611)
Common stock issued on exercise
of stock options	640,983	7	8,514	-	-	8,521
Issuance of non-vested stock, net of forfeitures	139,950	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	1,300	-	-	1,300
Stock option compensation expense	-	-	142	-	-	142
Income tax benefit related to exercise
of stock options	-	-	7,236	-	-	7,236
Unrealized loss on investment securities	-	-	-	-	(688)	(688)

BALANCE, May 3, 2008	30,622,601	$306	$64,168	$302,151	$(688)	$365,937

FISCAL 2007
BALANCE, February 4, 2007	29,408,576	$294	$43,493	$242,800	$-	$286,587

Net income	-	-	-	12,193	-	12,193
Dividends paid on common stock,
($0.20 per share)	-	-	-	(5,975)	-	(5,975)
Common stock issued on exercise
of stock options	498,836	5	6,582	-	-	6,587
Issuance of non-vested stock, net of forfeitures	139,800	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	976	-	-	976
Stock option compensation expense	-	-	157	-	-	157
Income tax benefit related to exercise
of stock options	-	-	4,261	-	-	4,261

BALANCE, May 5, 2007	30,047,212	$300	$55,468	$249,018	$-	$304,786

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,717	$12,193
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	5,141	4,662
Amortization of non-vested stock grants, net of forfeitures	1,300	976
Stock option compensation expense	142	157
Other	2	(6)
Changes in operating assets and liabilities:
Accounts receivable	(1,191)	625
Inventory	3,663	45
Prepaid expenses and other assets	(958)	(1,124)
Accounts payable	2,499	4,562
Accrued employee compensation	(14,421)	(8,933)
Accrued store operating expenses	315	198
Gift certificates redeemable	(2,081)	(1,810)
Income taxes payable	(3,561)	(947)
Changes in long-term liabilities and deferred compensation	2,635	446

Net cash flows from operating activities	12,202	11,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,585)	(6,348)
Proceeds from sale of property and equipment	87	12
Change in other assets	-	151
Purchases of investments	(15,787)	(21,204)
Proceeds from sales/maturities of investments	80,991	9,725

Net cash flows from investing activities	57,706	(17,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	8,521	6,587
Excess tax benefit from stock option exercises	6,063	3,758
Payment of dividends	(7,611)	(5,975)

Net cash flows from financing activities	6,973	4,370

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,881	(2,250)

CASH AND CASH EQUIVALENTS, Beginning of period	64,293	35,752

CASH AND CASH EQUIVALENTS, End of period	$141,174	$33,502

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.
Management Representation - The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended February 2, 2008, included in The Buckle, Inc.'s 2007 Form 10-K.

2.
Description of the Business - The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 374 stores located in 39 states throughout the continental United States (excluding the northeast) as of May 3, 2008, and 353 stores in 38 states as of May 5, 2007. During the first quarter of fiscal 2008, the Company opened seven new stores, substantially remodeled two stores, and closed one store. During the first quarter of fiscal 2007, the Company opened four new stores and closed one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales Thirteen Weeks Ended
Merchandise Group	May 3, 2008	May 5, 2007

Denims	42.1%	42.3%
Tops (including sweaters)	36.0	31.0
Sportswear/Fashions	8.3	9.1
Accessories	7.0	7.5
Footwear	5.1	7.7
Casual bottoms	1.0	1.7
Outerwear	0.4	0.6
Other	0.1	0.1
	100.0%	100.0%

3.
Net Earnings Per Share - Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended May 3, 2008			Thirteen Weeks Ended May 5, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic EPS
Net income	$18,717	29,871	$0.63	$12,193	29,468	$0.41

Effect of Dilutive
Securities
Stock options and
non-vested shares	-	962	(0.02)	-	1,219	(0.01)

Diluted EPS	$18,717	30,833	$0.61	$12,193	30,687	$0.40

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.	Investments

The following is a summary of investments as of May 3, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$74,370	$-	$(1,092)	$73,278

Held-to-Maturity Securities:
State and municipal bonds	$34,240	$274	$(47)	$34,467
Fixed maturities	1,500	-	-	1,500
U.S. treasuries	3,801	37	-	3,838

	$39,541	$311	$(47)	$39,805

Trading Securities:
Mutual funds	$4,983	$30	$(17)	$4,996

The following is a summary of investments as of February 2, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$145,835	$-	$-	$145,835

Held-to-Maturity Securities:
State and municipal bonds	$26,260	$375	$(10)	$26,625
Fixed maturities	2,899	1	-	2,900
U.S. treasuries	4,990	24	-	5,014

	$34,149	$400	$(10)	$34,539

Trading Securities:
Mutual funds	$4,143	$5	$(21)	$4,127

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity as of May 3, 2008 is as follows:

	Amortized Cost	Fair Value
Fiscal Periods
Twelve months ending May 2, 2009	$21,879	$21,959
Twelve months ending May 1, 2010	7,147	7,202
Twelve months ending April 30, 2011	3,992	4,041
Twelve months ending April 28, 2012	1,661	1,684
Twelve months ending May 4, 2013	45	46
Thereafter	4,817	4,873

	$39,541	$39,805

At May 3, 2008 and February 2, 2008, held-to-maturity investments of $17,662 and $20,152 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. At the end of the first quarter of fiscal 2008, the reported investment amount is net of a $1,092 unrealized loss recorded during the first quarter of fiscal 2008 to account for the temporary impairment of certain securities from their stated par value.

As of May 3, 2008, the Company had $74,370 invested in ARS, which are reported at their estimated fair value of $73,278. As of February 2, 2008, the Company had $145,835 invested in ARS. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS; however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business. The Company was able to successfully liquidate $76,065 of its investments in auction-rate securities at par value during the first quarter.

As of May 3, 2008, $17,075 of the Company’s investment in ARS was classified in short-term investments and $56,203 was classified in long-term investments. The amount classified in long-term investments has not experienced a successful auction subsequent to the end of the Company’s fiscal year and is net of a $1,092 unrealized loss related to the temporary impairment of certain securities from their stated par value.

As of February 2, 2008, $88,913 of the Company’s investment in ARS was classified in short-term investments and $56,922 was classified in long-term investments.

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.	Fair Value Measurements

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, FASB issued FASB Staff Position (“FSP) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities. The partial adoption of SFAS 157 did not have any impact on the Company’s financial position or results of operations.

As defined by SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 - Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 - Unobservable inputs that are not corroborated by market data.

As of May 3, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds (which are classified in cash and cash equivalents), available-for-sale securities, and trading securities. The Company’s available-for-sale securities include its investments in auction-rate securities, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in auction-rate securities have limited the availability of quoted market prices. As such, the Company has based its valuation for these securities on observable market data for other securities with similar characteristics and credit quality of those held by the Company.

As a result of the decline in fair value for certain of the Company’s investments in auction-rate securities, which the Company attributes to a current lack of liquidity as opposed to deterioration in the credit quality of the underlying issuers, the Company recorded a pre-tax unrealized loss of $1,092 in the first quarter of fiscal 2008. This unrealized loss is reported net of tax as a $688 reduction to stockholders’ equity in accumulated other comprehensive income. Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a change to net income as appropriate.

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at May 3, 2008 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

ASSETS:

Cash and cash equivalents
(including cash and money market funds)	$141,174	$-	$-	$141,174

Available-for-sale securities
(including auction-rate-securities)	17,075	56,203	-	73,278

Trading securities
(including mutual funds)	4,996	-	-	4,996

Totals	$163,245	$56,203	$-	$219,448

Auction-rate securities included in Level 1 represent securities which experienced a successful auction subsequent to February 2, 2008 at amounts equal to par value. Auction-rate securities included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities that had most recently experienced a successful auction subsequent to February 2, 2008. Prior to the first quarter of fiscal 2008, the fair value for these securities had been based on quoted market prices, which were readily available at that time.

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Net income	$18,717	$12,193
Changes in net unrealized losses on investments
in auction-rate-securities, net of taxes of $404 and $0	(688)	-
Comprehensive Income	$18,029	$12,193

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.	Other Income

The following table summarizes the Company’s Other Income for the thirteen week periods included in the statements of income:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Interest/dividends from investments	$2,232	$1,886
Insurance proceeds	-	162
Miscellaneous	88	75
Other Income, net	$2,320	$2,123

Other income for the first quarter of fiscal 2007 included additional proceeds received from the settlement of Hurricane Katrina and Hurricane Rita insurance claims.

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 3, 2008 and May 5, 2007 of $355 and $296, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 3, 2008 and May 5, 2007 of $8,587 and $4,301, respectively.

9.
Stock-Based Compensation - The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors; as described more fully in the notes included in the Company’s 2007 Annual Report. The options are in the form of non-qualified stock options and are granted at fair market value on the date of grant. The options generally expire ten years from the date of grant. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives.

During fiscal 2008, the Company granted 140,050 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $657 of compensation expense recognized on a graded vesting basis during the fiscal quarter ended May 3, 2008. The shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets based on growth in fiscal 2008 pre-bonus, pre-tax net income.

During fiscal 2007, the Company granted 139,800 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $305 and $528 of compensation expense recognized on a graded vesting basis during the fiscal quarters ended May 3, 2008 and May 5, 2007, respectively. Due to participants terminating their employment prior to the vesting date, 400 of these shares were forfeited to date. Upon certification by the Compensation Committee that the Company achieved its performance targets for fiscal 2007, 20% of the non-forfeited shares vested on March 24, 2008, with the remaining non-forfeited shares vesting 20% on January 31, 2009, 30% on January 30, 2010, and 30% on January 29, 2011.

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

During fiscal 2006, the Company granted 204,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $189 and $300 of compensation expense recognized on a graded vesting basis during the fiscal quarters ended May 3, 2008 and May 5, 2007, respectively. Due to participants terminating their employment prior to the vesting date, 8,610 of these shares were forfeited to date. An initial 20% of the non-forfeited shares from this grant vested on March 19, 2007, based upon certification that the Company had achieved its performance targets for fiscal 2006, another 20% vested on February 2, 2008, and the remaining non-forfeited shares will vest 30% on January 31, 2009 and 30% on January 30, 2010.

During fiscal 2005, the Company granted 116,250 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $149 and $148 of compensation expense recognized on a graded vesting basis during the fiscal quarters ended May 3, 2008 and May 5, 2007, respectively. Due to participants terminating their employment prior to the vesting date, 840 of these shares were forfeited to date and the vesting for 5,100 of these shares was accelerated. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, an initial 20% of the non-forfeited shares vested on March 24, 2006, an additional 20% vested on February 3, 2007, and 30% vested on February 2, 2008. The remaining 30% of non-forfeited shares will vest on January 31, 2009.

In total, the Company recognized $1,300 and $976 of compensation expense related to outstanding shares of non-vested stock during the first quarters of fiscal 2008 and 2007, respectively.

As of May 3, 2008, 424,821 shares were available for grant under the various stock option plans, of which 301,889 were available for grant to executive officers. Also as of May 3, 2008, 209,750 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.

Options granted during the first quarters of fiscal 2008 and 2007 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. Compensation expense was recognized during the first quarters of fiscal 2008 and 2007 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant. The Company recognized $142 and $157 of stock option compensation expense during the fiscal quarters ended May 3, 2008 and May 5, 2007, respectively.

In the first quarter of fiscal 2007, stock option compensation expense was allocated to cost of sales, selling expenses, and general and administrative expenses in a method similar to that of allocating accrued incentive bonus expense. In the first quarter of fiscal 2008, however, it was included in general and administrative expenses.

SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statement of cash flows. For the fiscal quarters ended May 3, 2008 and May 5, 2007, respectively, the excess tax benefit realized from exercised stock options was $6,063 and $3,758, respectively.

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The weighted average grant date fair value of options granted during the thirteen weeks ended May 3, 2008 and May 5, 2007 was $12.61 and $12.81 per option, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007

Risk-free interest rate (1)	3.10%	4.80%
Dividend yield (2)	2.40%	2.40%
Expected volatility (3)	33.0%	39.0%
Expected lives - years (4)	7.0	7.0

(1) Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2) Based on expected dividend yield as of the date of grant.
(3) Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of options.
(4) Based on historical and expected exercise behavior.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarter ended May 3, 2008 is as follows:

	2008
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value

Outstanding - beginning
of quarter	2,057,228	$12.72
Granted	27,000	42.02
Expired/forfeited	(169)	15.98
Exercised	(640,983)	13.29

Outstanding - end of quarter	1,443,076	$13.01	4.46	years	$51,551

Exercisable - end of quarter	1,403,471	$12.35	4.32	years	$51,053

The total intrinsic value of options exercised during the fiscal quarters ended May 3, 2008 and May 5, 2007, respectively, was $20,679 and $11,517. As of May 3, 2008, there was $429 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years.

THE BUCKLE, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2008 AND MAY 5, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarter ended May 3, 2008 is as follows:

	2008
	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of quarter	289,615	$28.44
Granted	140,050	42.02
Forfeited	(100)	33.87
Vested	(27,880)	33.87

Non-Vested - end of quarter	401,685	$32.79

As of May 3, 2008, there was $8,228 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the fiscal quarters ended May 3, 2008 and May 5, 2007 was $1,341 and $1,372, respectively.

10.	Recently Issued Accounting Pronouncements

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, FASB issued FASB Staff Position (“FSP) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS 157 did not have any impact on the Company’s financial position or results of operations.

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of SFAS 159 effective with the beginning of the Company’s 2008 fiscal year, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of SFAS 159 did not have any impact on the Company’s financial position or results of operations.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 3, 2008, and May 5, 2007:

	Percentage of Net Sales Thirteen Weeks Ended
	May 3, 2008	May 5, 2007	Percentage Increase/(Decrease)

Net sales	100.0%	100.0%	32.4%
Cost of sales (including buying,
distribution, and occupancy costs)	59.1%	62.4%	25.2%
Gross profit	40.9%	37.6%	44.2%
Selling expenses	19.7%	19.4%	34.7%
General and administrative expenses	4.2%	4.1%	34.5%
Income from operations	17.0%	14.1%	60.1%
Other income, net	1.5%	1.8%	9.3%
Income before income taxes	18.5%	15.9%	54.4%
Provision for income taxes	6.8%	5.8%	56.1%
Net income	11.7%	10.1%	53.5%

Net sales increased from $121.1 million in the first quarter of fiscal 2007 to $160.3 million in the first quarter of fiscal 2008, a 32.4% increase. Comparable store sales increased by $29.5 million, or 25.6%, for the thirteen week period ended May 3, 2008 compared to the same period in the prior year. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 6.0% increase in the average retail price per piece of merchandise sold during the period, and a 1.0% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the twenty new stores opened during fiscal 2007, to the opening of seven new stores during the first thirteen weeks of fiscal 2008, and to growth in online sales.

The Company’s average retail price per piece of merchandise sold increased $2.31, or 6.0%, during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This $2.31 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 17.0% increase in average knit shirt price points ($1.69), a 4.8% increase in average denim price points ($0.80), a 9.7% increase in average woven shirt price points ($0.25), and a 4.8% increase in average accessory price points ($0.13). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.44) and by reduced price points in certain other categories (including footwear). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes. Average sales per square foot for the quarter increased 24.3% from $66.55 to $82.73.

Gross profit after buying, distribution, and occupancy expenses increased $20.1 million in the first quarter of fiscal 2008 to $65.6 million, a 44.2% increase. As a percentage of net sales, gross profit increased from 37.6% in the first quarter of fiscal 2007 to 40.9% in the first quarter of fiscal 2008. This increase was attributable to a 0.8% improvement in actual merchandise margins, which was primarily achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales. The increase was also attributable to a 2.7% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs. These improvements were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.2%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling expenses increased from $23.4 million for the first quarter of fiscal 2007 to $31.6 million for the first quarter of fiscal 2008, a 34.7% increase. As a percentage of net sales, selling expenses increased from 19.4% in the first quarter of fiscal 2007 to 19.7% in the first quarter of fiscal 2008. The increase was primarily attributable to an increase in expense related to the incentive bonus accrual (1.0%, as a percentage of net sales), as well as increases in payroll tax expense (0.2%, as a percentage of net sales) and bankcard fees (0.1%, as a percentage of net sales). These increases were, however, partially offset by a 0.5% reduction, as a percentage of net sales, in store payroll expense and a 0.5% reduction related to the leveraging of certain other selling expenses.

General and administrative expenses increased from $5.0 million in the first quarter of fiscal 2007 to $6.7 million in the first quarter of fiscal 2008, a 34.5% increase. As a percentage of net sales, general and administrative expenses increased from 4.1% in the first quarter of fiscal 2007 to 4.2% in the first quarter of fiscal 2008. The increase was primarily driven by an increase in expense related to the incentive bonus accrual (0.3%, as a percentage of net sales), which was partially offset by a 0.2% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses..

As a result of the above changes, the Company's income from operations increased 60.1% to $27.4 million for the first quarter of fiscal 2008 compared to $17.1 million for the first quarter of fiscal 2007. Income from operations was 17.0% of net sales for the first quarter of fiscal 2008 compared to 14.1% for the first quarter of fiscal 2007.

Other income increased from $2.1 million for the quarter ended May 5, 2007 to $2.3 million for the quarter ended May 3, 2008, an increase of 9.3%. This increase in other income is primarily due to an increase in income earned on the Company’s cash and investments, resulting from higher average balances of cash and investments, which was partially offset by the impact of insurance proceeds received during the first quarter of fiscal 2007 related to Hurricane Katrina and Hurricane Rita insurance claims as further described in Note 7 to the financial statements.

Income tax expense as a percentage of pre-tax income was 37.0% in the first quarter of fiscal 2008 compared to 36.6% in the first quarter of fiscal 2007, bringing net income to $18.7 million in the first quarter of fiscal 2008 compared to $12.2 million in the first quarter of fiscal 2007, an increase of 53.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 3, 2008, the Company had working capital of $214.6 million, including $141.2 million of cash and cash equivalents and short-term investments of $39.0 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarters of fiscal 2008 and fiscal 2007, the Company’s cash flow from operating activities was $12.2 million and $11.0 million, respectively.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments, and construction costs for new and remodeled stores. The increase in cash flow for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to the liquidation of auction-rate securities and growth in net income, which were partially offset by a larger change in accrued employee compensation.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of fiscal 2008 and 2007, the Company invested $6.8 million and $5.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.8 million and $0.5 million in the first quarter of fiscal 2008 and 2007, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2008, the Company anticipates completing approximately 25 additional store construction projects, including approximately 14 new stores and approximately 11 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2008 will be approximately $30 to $32 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 3, 2008, had total cash and investments of $259.0 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

Future conditions, however, may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors, and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability, and cash flows. Also, the Company’s acceleration in store openings and/or remodels or the Company entering into a merger, acquisition, or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarters of fiscal 2008 or 2007.

As of May 3, 2008, total cash and investments included $73.3 million of auction-rate securities (“ARS”), which compares to $145.8 million of ARS as of February 2, 2008. ARSs have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS; however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business.

Of the $73.3 million in ARS held as of May 3, 2008, $17.1 million has been included in short-term investments and $56.2 million has been included in long-term investments. Of the $145.8 million in ARS held as of February 2, 2008, $88.9 million has been included in short-term investments and $56.9 million has been included in long-term investments.

ARS are reported at fair market value, and at the end of the first quarter of fiscal 2008 the reported investment amount is net of a $1.1 million unrealized loss which was recorded during the first quarter of fiscal 2008 to account for the temporary impairment of certain securities from their stated par value. The unrealized loss is reported net of tax as an “Accumulated Other Comprehensive Loss” of $0.7 million in Stockholders’ Equity as of May 3, 2008. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer.  Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $6.4 million and $8.5 million as of May 3, 2008 and February 2, 2008, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.4 million as of both May 3, 2008 and February 2, 2008.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment.  Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.6 million and $5.8 million as of May 3, 2008 and February 2, 2008, respectively. The Company is not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

5.
Investments. The Company invests a portion of its short and long-term investments in auction-rate securities (“ARS”). As of May 3, 2008 and February 2, 2008, $73.3 million and $145.8 million, respectively, of investments were in auction-rate securities. ARSs have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS; however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business.

Of the $73.3 million in ARS held as of May 3, 2008, $17.1 million has been included in short-term investments and $56.2 million has been included in long-term investments. Of the $145.8 million in ARS held as of February 2, 2008, $88.9 million has been included in short-term investments and $56.9 million has been included in long-term investments.

The Company reviews impairments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, to determine the classification of potential impairments as either “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized in net income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s investments in ARS are reported at fair market value, and at the end of the first quarter of fiscal 2008 the reported investment amount is net of a $1.1 million unrealized loss which was recorded during the first quarter of fiscal 2008 to account for the temporary impairment of certain securities from their stated par value. The unrealized loss is reported net of tax as an “Accumulated Other Comprehensive Loss” of $0.7 million in Stockholders’ Equity as of May 3, 2008. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company was able to successfully liquidate $76,065 of its investments in auction-rate securities at par value during the first quarter.

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

The following tables identify the material obligations and commitments as of May 3, 2008:

Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$2,447	$2,171	$276	$-	$-
Deferred compensation	4,996	-	-	-	4,996
Operating leases	221,252	40,206	67,529	48,014	65,503
Total contractual obligations	$228,695	$42,377	$67,805	$48,014	$70,499

Amount of Commitment Expiration Per Period

Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2008 or the first quarter of fiscal 2007. The Company had outstanding letters of credit totaling $.9 million and $0.8 million at May 3, 2008 and February 2, 2008, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2007, 2006, and 2005, the holiday and back-to-school seasons accounted for approximately 38%, 36%, and 37%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 3, 2008 and May 5, 2007. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, FASB issued FASB Staff Position (“FSP) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The partial adoption of SFAS 157 did not have any impact on the Company’s financial position or results of operations.

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. This standard provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of SFAS 159 effective with the beginning of the Company’s 2008 fiscal year, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of SFAS 159 did not have any impact on the Company’s financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 3, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 3, 2008 to March 1, 2008	-	$0	-	237,600
March 2, 2008 to April 5, 2008	-	$0	-	237,600
April 6, 2008 to May 3, 2008	-	$0	-	237,600
		$0	-

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

THE BUCKLE, INC.

Dated: June 12 , 2008	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO

Dated: June 12 , 2008	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President of Finance and CFO