Form 10-Q
period 2008-08-02
BUCKLE INC
filed 2008-09-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2008

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
࿠ Large accelerated filer; ☑ Accelerated filer; ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ࿠  No ☑

The number of shares outstanding of the Registrant's Common Stock, as of August 29, 2008, was 30,726,303.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	August 2, 2008	February 2, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,144	$64,293
Short-term investments	22,760	102,910
Accounts receivable, net of allowance of $24 and $62, respectively	5,012	2,800
Inventory	103,432	77,639
Prepaid expenses and other assets	16,486	13,979
Total current assets	331,834	261,621

PROPERTY AND EQUIPMENT:	239,639	240,237
Less accumulated depreciation and amortization	(141,840)	(137,903)
	97,799	102,334

LONG-TERM INVESTMENTS	71,880	81,201
OTHER ASSETS	4,930	5,501

	$506,443	$450,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$48,218	$25,155
Accrued employee compensation	16,501	27,836
Accrued store operating expenses	7,004	5,704
Gift certificates redeemable	5,814	8,511
Income taxes payable	7,097	10,020
Total current liabilities	84,634	77,226

DEFERRED COMPENSATION	4,830	4,127
DEFERRED RENT LIABILITY	34,607	30,984
Total liabilities	124,071	112,337

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 30,651,343 and 29,841,668 shares issued and outstanding at August 2, 2008 and February 2, 2008, respectively	307	298
Additional paid-in capital	66,272	46,977
Retained earnings	316,769	291,045
Accumulated other comprehensive loss	(976)	-
Total stockholders’ equity	382,372	338,320

	$506,443	$450,657

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

SALES, Net of returns and allowances	$169,765	$124,257	$330,065	$245,368

COST OF SALES (Including buying, distribution, and occupancy costs)	99,497	77,844	194,175	153,452

Gross profit	70,268	46,413	135,890	91,916

OPERATING EXPENSES:
Selling	33,480	25,065	65,039	48,489
General and administrative	3,477	4,891	10,172	9,871
	36,957	29,956	75,211	58,360

INCOME FROM OPERATIONS	33,311	16,457	60,679	33,556

OTHER INCOME, Net	2,049	2,260	4,369	4,383

INCOME BEFORE INCOME TAXES	35,360	18,717	65,048	37,939

PROVISION FOR INCOME TAXES	13,084	6,925	24,055	13,954

NET INCOME	$22,276	$11,792	$40,993	$23,985

EARNINGS PER SHARE:
Basic	$0.74	$0.40	$1.36	$0.81

Diluted	$0.72	$0.38	$1.32	$0.78

Basic weighted average shares	30,231	29,776	30,051	29,622
Diluted weighted average shares	31,058	30,924	30,946	30,806

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2008
BALANCE, February 3, 2008	29,841,668	$298	$46,977	$291,045	$-	$338,320

Net income	-	-	-	40,993	-	40,993
Dividends paid on common stock, ($0.25 per share)	-	-	-	(15,269)	-	(15,269)
Common stock issued on exercise of stock options	669,725	8	8,868	-	-	8,876
Issuance of non-vested stock, net of forfeitures	139,950	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	2,599	-	-	2,599
Stock option compensation expense	-	-	199	-	-	199
Income tax benefit related to exercise of stock options	-	-	7,630	-	-	7,630
Unrealized loss on investment securities, net of tax	-	-	-	-	(976)	(976)

BALANCE, August 2, 2008	30,651,343	$307	$66,272	$316,769	$(976)	$382,372

FISCAL 2007
BALANCE, February 4, 2007	29,408,576	$294	$43,493	$242,800	$-	$286,587

Net income	-	-	-	23,985	-	23,985
Dividends paid on common stock, ($0.20 per share)	-	-	-	(12,013)	-	(12,013)
Common stock issued on exercise of stock options	645,832	7	8,495	-	-	8,502
Issuance of non-vested stock, net of forfeitures	138,345	1	(1)	-	-	-
Amortization of non-vested stock grants	-	-	1,941	-	-	1,941
Stock option compensation expense	-	-	202	-	-	202
Income tax benefit related to exercise of stock options	-	-	5,693	-	-	5,693

BALANCE, August 4, 2007	30,192,753	$302	$59,823	$254,772	$-	$314,897

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 2,	August 4,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,993	$23,985
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10,383	9,485
Amortization of non-vested stock grants	2,599	1,941
Stock option compensation expense	199	202
Gain on involuntary conversion of corporate aircraft to monetary asset	(2,963)	-
Other	50	67
Changes in operating assets and liabilities:
Accounts receivable	(1,874)	205
Inventory	(25,793)	(25,715)
Prepaid expenses and other assets	(1,196)	(2,181)
Accounts payable	23,247	19,723
Accrued employee compensation	(11,335)	(8,095)
Accrued store operating expenses	1,300	993
Gift certificates redeemable	(2,697)	(2,398)
Income taxes payable	(1,712)	(3,451)
Long-term liabilities and deferred compensation	4,326	2,100

Net cash flows from operating activities	35,527	16,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,044)	(14,938)
Proceeds from sale of property and equipment	11,587	18
Change in other assets	(167)	151
Purchases of investments	(16,581)	(39,366)
Proceeds from sales/maturities of investments	104,503	25,563

Net cash flows from investing activities	84,298	(28,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	8,876	8,502
Excess tax benefit from stock option exercises	6,419	5,048
Payment of dividends	(15,269)	(12,013)

Net cash flows from financing activities	26	1,537

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,851	(10,174)

CASH AND CASH EQUIVALENTS, Beginning of period	64,293	35,752

CASH AND CASH EQUIVALENTS, End of period	$184,144	$25,578

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 381 stores located in 39 states throughout the continental United States (excluding the northeast) as of August 2, 2008, and 362 stores in 38 states as of August 4, 2007. During the second quarter of fiscal 2008, the Company opened 7 new stores and substantially remodeled 4 stores. During the second quarter of fiscal 2007, the Company opened 9 new stores and substantially remodeled 5 stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Denims	34.9%	37.4%	38.4%	39.8%
Tops (including sweaters)	40.9	36.5	38.5	33.8
Sportswear/Fashions	10.2	9.8	9.3	9.4
Accessories	7.8	8.1	7.5	7.8
Footwear	5.0	6.4	5.0	7.0
Casual bottoms	0.9	1.4	0.9	1.6
Outerwear	0.2	0.3	0.3	0.5
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 2, 2008			August 4, 2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$22,276	30,231	$0.74	$11,792	29,776	$0.40

Effect of dilutive securities Stock options and non-vested shares	-	827	(0.02)	-	1,148	(0.02)

Diluted EPS	$22,276	31,058	$0.72	$11,792	30,924	$0.38

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	August 2, 2008			August 4, 2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$40,993	30,051	$1.36	$23,985	29,622	$0.81

Effect of dilutive securities Stock options and non-vested shares	-	895	(0.04)	-	1,184	(0.03)

Diluted EPS	$40,993	30,946	$1.32	$23,985	30,806	$0.78

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.	Investments

The following is a summary of investments as of August 2, 2008:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Auction-rate securities	$55,795	$-	$(1,549)	$54,246

Held-to-Maturity Securities:
State and municipal bonds	$32,064	$258	$(85)	$32,237
Fixed maturities	500	-	-	500
U.S. treasuries	3,000	13	-	3,013

	$35,564	$271	$(85)	$35,750

Trading Securities:
Mutual funds	$4,987	$-	$(157)	$4,830

The following is a summary of investments as of February 2, 2008:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
Auction-rate securities	$145,835	$-	$-	$145,835

Held-to-Maturity Securities:
State and municipal bonds	$26,260	$375	$(10)	$26,625
Fixed maturities	2,899	1	-	2,900
U.S. treasuries	4,990	24	-	5,014

	$34,149	$400	$(10)	$34,539

Trading Securities:
Mutual funds	$4,143	$5	$(21)	$4,127

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The amortized cost and fair value of debt securities by contractual maturity as of August 2, 2008 is as follows:

	Amortized	Fair
	Cost	Value
Fiscal Periods
Twelve months ending August 1, 2009	$14,405	$14,454
Twelve months ending July 31, 2010	6,709	6,757
Twelve months ending July 30, 2011	4,412	4,459
Twelve months ending July 28, 2012	2,196	2,235
Twelve months ending August 3, 2013	1,010	1,022
Thereafter	6,832	6,823

	$35,564	$35,750

At August 2, 2008 and February 2, 2008, held-to-maturity investments of $21,159 and $20,152 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. At the end of the second quarter of fiscal 2008, the reported investment amount is net of a $1,549 unrealized loss recorded during the first half of fiscal 2008 to account for the temporary impairment of certain securities from their stated par value.

As of August 2, 2008, the Company had $55,795 invested in ARS, which are reported at their estimated fair value of $54,246. As of February 2, 2008, the Company had $145,835 invested in ARS. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS; however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business. The Company was able to successfully liquidate $94,640 of its investments in auction-rate securities at par value during the first half of fiscal 2008.

As of August 2, 2008, $8,355 of the Company’s investment in ARS was classified in short-term investments and $45,891 was classified in long-term investments. The amount classified in long-term investments has not experienced a successful auction subsequent to the end of the Company’s fiscal year and is net of a $1,549 unrealized loss related to the temporary impairment of certain securities from their stated par value.

As of February 2, 2008, $88,913 of the Company’s investment in ARS was classified in short-term investments and $56,922 was classified in long-term investments.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
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

As defined by SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – Observable market-based inputs or unobservable inputs that are corroborated by market data.
•	Level 3 – Unobservable inputs that are not corroborated by market data.

As of August 2, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis, including money market funds (which are classified in cash and cash equivalents), available-for-sale securities, and trading securities. The Company’s available-for-sale securities include its investments in auction-rate securities, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in auction-rate securities have limited the availability of quoted market prices. As such, the Company has based its valuation for these securities on observable market data for other securities with similar characteristics and credit quality of those held by the Company.

As a result of the decline in fair value for certain of the Company’s investments in auction-rate securities, which the Company attributes to a current lack of liquidity as opposed to deterioration in the credit quality of the underlying issuers, the Company recorded a pre-tax unrealized loss of $1,549 in the first half of fiscal 2008. This unrealized loss is reported net of tax as a $976 reduction to stockholders’ equity in accumulated other comprehensive income. Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other-than-temporary, it would record a charge to net income as appropriate.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 at August 2, 2008 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:

Available-for-sale securities (including auction-rate securities)	$8,355	$45,891	$-	$54,246

Trading securities (including mutual funds)	4,830	-	-	4,830

Totals	$13,185	$45,891	$-	$59,076

Auction-rate securities included in Level 1 represent securities which have a known upcoming redemption as of August 2, 2008. Auction-rate securities included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities that had most recently experienced a successful auction subsequent to February 2, 2008. Prior to fiscal 2008, the fair value for these securities had been based on quoted market prices, which were readily available at that time.

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007

Net income	$22,276	$11,792
Changes in net unrealized losses on investments in auction-rate-securities, net of taxes of $169 and $0	(288)	-
Comprehensive Income	$21,988	$11,792

	Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007

Net income	$40,993	$23,985
Changes in net unrealized losses on investments in auction-rate-securities, net of taxes of $573 and $0	(976)	-
Comprehensive Income	$40,017	$23,985

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.	Other Income

The following table summarizes the Company’s Other Income for the thirteen and twenty-six week periods included in the statements of income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007

Interest/dividends from investments	$1,915	$2,173	$4,147	$4,059
Insurance proceeds	69	-	69	162
Miscellaneous	65	87	153	162
Other Income, net	$2,049	$2,260	$4,369	$4,383

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended August 2, 2008 and August 4, 2007 of $184 and $610, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods August 2, 2008 and August 4, 2007 of $18,944 and $12,806, respectively.

9.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors; as described more fully in the notes included in the Company’s 2007 Annual Report. The options are in the form of non-qualified stock options and are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The options generally expire ten years from the date of grant. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives.

During fiscal 2008, the Company granted 140,050 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $657 and $1,314 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 2, 2008, respectively. The shares will vest over a period of four years only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets based on growth in fiscal 2008 pre-bonus, pre-tax net income.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

During fiscal 2007, the Company granted 139,800 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $305 and $610 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 2, 2008, respectively. The same grants resulted in $527 and $1,055 of compensation expense during the thirteen and twenty-six week periods ended August 4, 2007. Due to participants terminating their employment prior to the vesting date, 400 of these shares were forfeited to date. Upon certification by the Compensation Committee that the Company achieved its performance targets for fiscal 2007, 20% of the non-forfeited shares vested on March 24, 2008, with the remaining non-forfeited shares vesting 20% on January 31, 2009, 30% on January 30, 2010, and 30% on January 29, 2011.

During fiscal 2006, the Company granted 204,000 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $188 and $377 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 2, 2008, respectively. The same grants resulted in $293 and $593 of compensation expense during the thirteen and twenty-six week periods ended August 4, 2007. Due to participants terminating their employment prior to the vesting date, 8,610 of these shares were forfeited to date. An initial 20% of the non-forfeited shares from this grant vested on March 19, 2007, based upon certification that the Company had achieved its performance targets for fiscal 2006, another 20% vested on February 2, 2008, and the remaining non-forfeited shares will vest 30% on January 31, 2009 and 30% on January 30, 2010.

During fiscal 2005, the Company granted 116,250 shares of non-vested common stock under its 2005 Restricted Stock Plan. These grants resulted in $149 and $298 of compensation expense recognized on a graded vesting basis during the thirteen and twenty-six week periods ended August 2, 2008, respectively. The same grants resulted in $145 and $293 of compensation expense during the thirteen and twenty-six week periods ended August 4, 2007. Due to participants terminating their employment prior to the vesting date, 840 of these shares were forfeited to date and the vesting for 5,100 of these shares was accelerated. Upon certification by the Compensation Committee that the Company achieved its performance target for fiscal 2005, an initial 20% of the non-forfeited shares vested on March 24, 2006, an additional 20% vested on February 3, 2007, and 30% vested on February 2, 2008. The remaining 30% of non-forfeited shares will vest on January 31, 2009.

In total, the Company recognized $1,299 and $2,599 of compensation expense related to outstanding shares of non-vested stock during the thirteen and twenty-six week periods ended August 2, 2008, respectively. The Company recognized $965 and $1,941 of compensation expense during the thirteen and twenty-six week periods ended August 4, 2007.

As of August 2, 2008, 424,821 shares were available for grant under the various stock option plans, of which 301,889 were available for grant to executive officers. Also as of August 2, 2008, 209,750 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers. On May 28, 2008, shareholders also approved the Company’s 2008 Director Restricted Stock Plan. The plan is designed to replace the annual stock option grants historically made to non-employee directors under the Company’s 1993 Director Stock Option Plan with annual grants of restricted shares beginning with the grants scheduled to be made on the first day of fiscal 2009. A total of 60,000 shares have been reserved for issuance under the plan.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

Stock options granted during the first two quarters of fiscal 2008 and 2007 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. Compensation expense was recognized during the first two quarters of fiscal 2008 and 2007 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant. The Company recognized $57 and $199 of stock option compensation expense during the thirteen and twenty-six week periods ended August 2, 2008, respectively. This compares to $45 and $202 of stock option compensation expense for the thirteen and twenty-six week periods ended August 4, 2007.

In the first quarter of fiscal 2007, stock option compensation expense was allocated to cost of sales, selling expenses, and general and administrative expenses in a method similar to that of allocating accrued incentive bonus expense. For all periods subsequent to the first quarter of fiscal 2007, however, it has been included in general and administrative expenses.

SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statement of cash flows. For the twenty-six week periods ended August 2, 2008 and August 4, 2007, the excess tax benefit realized from exercised stock options was $6,419 and $5,048, respectively.

The weighted average grant date fair value of options granted during the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $12.61 and $12.81 per option, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to stock options for the twenty-six week period ended August 2, 2008 is as follows:

	2008
			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning
of year	2,057,228	$12.72
Granted	27,000	42.02
Expired/forfeited	(169)	15.98
Exercised	(669,725)	13.25

Outstanding - end of quarter	1,414,334	$13.02	4.20	years	$52,894

Exercisable - end of quarter	1,374,841	$12.36	4.07	years	$52,332

The total intrinsic value of options exercised during the twenty-six week periods ended August 2, 2008 and August 4, 2007, respectively, was $21,764 and $15,387. As of August 2, 2008, there was $372 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended August 2, 2008 is as follows:

	2008
		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	289,615	$28.44
Granted	140,050	42.02
Forfeited	(100)	33.87
Vested	(27,880)	33.87

Non-Vested - end of quarter	401,685	$32.79

As of August 2, 2008, there was $6,929 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the twenty-six week periods ended August 2, 2008 and August 4, 2007 was $1,341 and $1,372, respectively.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and TWENTY-SIX WEEKS ENDED AUGUST 2, 2008 AND AUGUST 4, 2007
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

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

11.	Insurance Proceeds

During the second quarter of fiscal 2008, one of the Company’s corporate aircrafts was destroyed in a tornado. The Company received $11.5 million of insurance proceeds, which is included in proceeds from sale of property and equipment in the Statements of Cash Flows. The Company recorded a $3.0 million gain from the involuntary conversion of the aircraft, which is included in general and administrative expenses.

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

Net Merchandise Margins– Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross margin and results of operations.

Operating Margin– Operating margin is a good indicator for management of the Company’s success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs, and the Company’s ability to control operating costs.

Cash Flow and Liquidity (working capital)– Management reviews current cash and short-term investments along with cash flow from operating, investing, and financing activities to determine the Company’s short-term cash needs for operations and expansion. The Company believes that existing cash, short-term investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and twenty-six week periods ended August 2, 2008, and August 4, 2007:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	Aug.2, 2008	Aug.4, 2007	(Decrease)	Aug.2, 2008	Aug.4, 2007	(Decrease)

Net sales	100.0%	100.0%	36.6%	100.0%	100.0%	34.5%
Cost of sales (including buying, distribution and occupancy costs)	58.6%	62.6%	27.8%	58.8%	62.5%	26.5%
Gross profit	41.4%	37.4%	51.4%	41.2%	37.5%	47.8%
Selling expenses	19.7%	20.2%	33.6%	19.7%	19.8%	34.1%
General and administrative expenses	2.1%	3.9%	-28.9%	3.1%	4.0%	3.0%
Income from operations	19.6%	13.3%	102.4%	18.4%	13.7%	80.8%
Other income, net	1.2%	1.8%	-9.4%	1.3%	1.8%	-0.3%
Income before income taxes	20.8%	15.1%	88.9%	19.7%	15.5%	71.5%
Provision for income taxes	7.7%	5.6%	88.9%	7.3%	5.7%	72.4%
Net income	13.1%	9.5%	88.9%	12.4%	9.8%	70.9%

Net sales increased from $124.3 million in the second quarter of fiscal 2007 to $169.8 million in the second quarter of fiscal 2008, a 36.6% increase. Comparable store sales increased by $33.1 million, or 27.8%, for the thirteen week period ended August 2, 2008, compared to the thirteen week period ended August 4, 2007. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 4.8% increase in the average retail price per piece of merchandise sold during the period and a 3.0% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 16 new stores opened after the first quarter of fiscal 2007, to the opening of 14 new stores during the first two quarters of fiscal 2008, and to growth in online sales.

The Company’s average retail price per piece of merchandise sold increased $1.76, or 4.8%, during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This $1.76 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 13.6% increase in knit shirt price points ($1.55), a 5.8% increase in denim price points ($0.74), a 12.6% increase in woven shirt price points ($0.28), a 2.3% increase in sportswear/fashion price points ($0.09), and a 2.6% increase in accessory price points ($0.08). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.88) and by reduced price points in certain other categories. These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $245.4 million in the first two quarters of fiscal 2007 to $330.1 million for the first two quarters of fiscal 2008, a 34.5% increase. Comparable store sales increased by $62.2 million, or 26.7%, for the twenty-six week period ended August 2, 2008, compared to the twenty-six week period ended August 4, 2007. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 5.3% increase in the average retail price per piece of merchandise sold during the period and a 2.0% increase in the average number of units sold per transaction. Sales growth for the twenty-six week period was also attributable to the inclusion of a full two quarters of operating results for the 20 new stores opened during fiscal 2007, to the opening of 14 new stores during the first two quarters of fiscal 2008, and to growth in online sales. Average sales per square foot increased 25.8% from $134.09 for the twenty-six week period ended August 4, 2007 to $168.69 for the twenty-six week period ended August 2, 2008.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $2.00, approximately 5.3%, during the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007. This $2.00 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 15.1% increase in knit shirt price points ($1.62), a 5.3% increase in denim price points ($0.76), a 11.2% increase in woven shirt price points ($0.27), and a 3.6% increase in accessory price points ($0.10). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.68) and by reduced price points in certain other categories. These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased $23.9 million in the second quarter of fiscal 2008 to $70.3 million, a 51.4% increase. As a percentage of net sales, gross profit increased from 37.4% in the second quarter of fiscal 2007 to 41.4% in the second quarter of fiscal 2008. This increase was attributable to a 0.95% improvement in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales. The increase was also attributable to a 3.25% reduction, as a percentage of net sales, related to leveraged buying and occupancy costs. These improvements were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.20%, as a percentage of net sales).

Year-to-date, gross profit increased $44.0 million for the first twenty-six weeks of fiscal 2008 to $135.9 million, a 47.8% increase. As a percentage of net sales, gross profit increased from 37.5% for the first two quarters of fiscal 2007 to 41.2% for the first two quarters of fiscal 2008. This increase was attributable to a 0.90% improvement in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales. The increase was also attributable to a 2.95% reduction, as a percentage of net sales, related to leveraged buying and occupancy costs. These improvements were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales).

Selling expenses increased from $25.1 million for the second quarter of fiscal 2007 to $33.5 million for the second quarter of fiscal 2008, a 33.6% increase. As a percentage of net sales, selling expenses decreased from 20.2% in the second quarter of fiscal 2007 to 19.7% in the second quarter of fiscal 2008. The decrease was primarily attributable to a 1.10% reduction, as a percentage of net sales, in store payroll expense as well as a 0.70% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (1.10%, as a percentage of net sales) and internet related fulfillment and marketing expenses (0.20%, as a percentage of net sales).

Year-to-date, selling expenses increased from $48.5 million in the first two quarters of fiscal 2007 to $65.0 million in the first two quarters of fiscal 2008, a 34.1% increase. As a percentage of net sales, selling expenses decreased from 19.8% in fiscal 2007 to 19.7% in fiscal 2008. The decrease was primarily attributable to a 0.80% reduction, as a percentage of net sales, in store payroll expense as well as a 0.40% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (1.00%, as a percentage of net sales) and internet related fulfillment and marketing expenses (0.10%, as a percentage of net sales).

General and administrative expenses decreased from $4.9 million in the second quarter of fiscal 2007 to $3.5 million in the second quarter of fiscal 2008, a 28.9% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.9% in the second quarter of fiscal 2007 to 2.1% in the second quarter of fiscal 2008. General and administrative expenses for the second quarter of fiscal 2008 are reported net of a $3.0 million gain from the involuntary conversion of one of the Company’s corporate aircrafts to a monetary asset upon receipt of $11.5 million in insurance proceeds. The aircraft was destroyed by a tornado that hit the airport in Kearney, Nebraska on May 29, 2008. Excluding the aircraft gain, general and administrative expenses were 3.8% of net sales in the second quarter of fiscal 2008 compared to 3.9% in the second quarter of fiscal 2007. The reduction was driven by a 0.40% reduction, as a percentage of net sales, related to the leveraging of certain general and administrative expenses; which was almost equally offset by an increase in expense related to the incentive bonus accrual (0.30%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date, general and administrative expense increased from $9.9 million for the first two quarters of fiscal 2007 to $10.2 million for the first two quarters of fiscal 2008, a 3.0% increase. As a percentage of net sales, general and administrative expenses decreased from 4.0% in the first two quarters of fiscal 2007 to 3.1% for the first two quarters of fiscal 2008. Excluding the $3.0 million gain recognized during the second quarter of fiscal 2008 on the involuntary disposal of a corporate aircraft, general and administrative expenses were 4.0% of net sales for both fiscal 2008 and fiscal 2007. An increase in expense related to the incentive bonus accrual (0.30%, as a percentage of net sales) was offset by a 0.30% reduction, as a percentage of net sales, related to the leveraging of certain general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 102.4% to $33.3 million for the second quarter of fiscal 2008 compared to $16.5 million for the second quarter of fiscal 2007. Income from operations was 19.6% of net sales for the second quarter of fiscal 2008 compared to 13.3% for the second quarter of fiscal 2007. Income from operations, for the twenty-six week period ended August 2, 2008, increased 80.8% to $60.7 million compared to $33.6 million for the twenty-six week period ended August 4, 2007. Income from operations was 18.4% of net sales for the first two quarters of fiscal 2008 compared to 13.7% for the first two quarters of fiscal 2007. Excluding the $3.0 million gain on the involuntary disposal of a corporate aircraft, income from operations for the thirteen and twenty-six week periods ended August 2, 2008, was 17.9% and 17.5%, respectively.

Other income decreased from $2.3 million for the quarter ended August 4, 2007 to $2.1 million for the quarter ended August 2, 2008, a decrease of 9.4%. Other income for the year-to-date period decreased 0.3% and was approximately $4.4 million for both the twenty-six week period ended August 4, 2007 and the twenty-six week period ended August 2, 2008. See Note 7 to the financial statements for the components of other income for the quarter and year-to-date periods.

Income tax expense as a percentage of pre-tax income was 37.0% in both the second quarter of fiscal 2007 and the second quarter of fiscal 2008, bringing net income to $22.3 million in the second quarter of fiscal 2008 compared to $11.8 million in the second quarter of fiscal 2007, an increase of 88.9%. For the first half of fiscal 2008, income tax expense was 37.0% of pre-tax income compared to 36.8% for the first half of fiscal 2007, bringing net income to $41.0 million for the first half of fiscal 2008 compared to $24.0 million for the first half of fiscal 2007, an increase of 70.9%.

LIQUIDITY AND CAPITAL RESOURCES

As of August 2, 2008, the Company had working capital of $247.2 million, including $184.1 million of cash and cash equivalents and short-term investments of $22.8 million. The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, and remodeling. Historically, the Company's primary source of working capital has been cash flow from operations. During the first half of fiscal 2008 and fiscal 2007, the Company’s cash flow from operating activities was $35.5 million and $16.9 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build up of inventory levels, dividend payments, and construction costs for new and remodeled stores. The increase in cash flow for the first two quarters of fiscal 2008 compared to the first two quarters of fiscal 2007 was primarily due to the liquidation of auction-rate securities, growth in net income, and insurance proceeds received on the involuntary disposal of one of the Company’s corporate aircrafts.

During the first half of fiscal 2008 and 2007, the Company invested $13.2 million and $14.1 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.8 million and $0.8 million in the first half of fiscal 2008 and 2007, respectively, in capital expenditures for the corporate headquarters and distribution facility.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the remainder of fiscal 2008, the Company anticipates completing approximately 14 additional store construction projects, including approximately 7 new stores and approximately 7 stores to be substantially remodeled and/or relocated. Management now estimates that total capital expenditures during fiscal 2008 will be approximately $42 to $44 million, which includes approximately $14.0 million for the anticipated purchase of a new corporate aircraft during the third quarter of the fiscal year. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of August 2, 2008, had total cash and investments of $278.8 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2008 or 2007.

As of August 2, 2008, total cash and investments included $54.2 million of auction-rate securities (“ARS”), which compares to $145.8 million of ARS as of February 2, 2008. ARSs have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS; however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business.

Of the $54.2 million in ARS held as of August 2, 2008, $8.3 million has been included in short-term investments and $45.9 million has been included in long-term investments. Of the $145.8 million in ARS held as of February 2, 2008, $88.9 million has been included in short-term investments and $56.9 million has been included in long-term investments.

ARS are reported at fair market value, and at the end of the second quarter of fiscal 2008 the reported investment amount is net of a $1.5 million unrealized loss which was recorded during the first half of fiscal 2008 to account for the temporary impairment of certain securities from their stated par value. The unrealized loss is reported net of tax as an “Accumulated Other Comprehensive Loss” of $1.0 million in Stockholders’ Equity as of August 2, 2008. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $5.8 million and $8.5 million as of August 2, 2008 and February 2, 2008, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.5 million and $0.4 million as of August 2, 2008 and February 2, 2008, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.2 million and $5.8 million as of August 2, 2008 and February 2, 2008, respectively. The Company is not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

5.
Investments. The Company invests a portion of its short and long-term investments in auction-rate securities (“ARS”). As of August 2, 2008 and February 2, 2008, $54.2 million and $145.8 million, respectively, of investments were in auction-rate securities. ARSs have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS; however, the Company has no reason to believe that any of the underlying issuers of its ARS are currently at risk or that further auction failures will have a material impact on the Company’s ability to fund its business.

Of the $54.2 million in ARS held as of August 2, 2008, $8.3 million has been included in short-term investments and $45.9 million has been included in long-term investments. Of the $145.8 million in ARS held as of February 2, 2008, $88.9 million has been included in short-term investments and $56.9 million has been included in long-term investments.

The Company reviews impairment in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, to determine the classification of potential impairments as either “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized in net income. The Company considers various factors in reviewing impairment, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s investments in ARS are reported at fair market value, and at the end of the second quarter of fiscal 2008 the reported investment amount is net of a $1.5 million unrealized loss which was recorded during the first half of fiscal 2008 to account for the temporary impairment of certain securities from their stated par value. The unrealized loss is reported net of tax as an “Accumulated Other Comprehensive Loss” of $1.0 million in Stockholders’ Equity as of August 2, 2008. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company was able to successfully liquidate $94.6 million of its investments in auction-rate securities at par value during the first half of fiscal 2008.

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

The following tables identify the material obligations and commitments as of August 2, 2008:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$4,740	$4,464	$276	$-	$-
Deferred compensation	4,830	-	-	-	4,830
Operating leases	233,245	40,832	70,119	50,254	72,040
Total contractual obligations	$239,411	$41,426	$70,861	$50,254	$76,870

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the second quarter of fiscal 2008 or the second quarter of fiscal 2007. The Company had outstanding letters of credit totaling $1.1 million and $0.8 million at August 2, 2008 and February 2, 2008, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2007, 2006, and 2005, the holiday and back-to-school seasons accounted for approximately 38%, 36%, and 37%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

ITEM 4 – CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information, which is required to be timely disclosed, is accumulated and communicated to management in a timely manner. An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer.

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

THE BUCKLE, INC.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings:           None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended August 2, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 4, to May 31, 2008	-	-	-	237,600
June 1, to July 5, 2008	-	-	-	237,600
July 6, to August 2, 2008	-	-	-	237,600
	-	-	-

The Board of Directors authorized a 500,000 share repurchase plan on November 27, 2007. The Company has 237,600 shares remaining to complete this authorization.

Item 3.  Defaults Upon Senior Securities:     None

Item 4.  Submission of Matters to a Vote of Security Holders:

(a)	May 28, 2008, Annual Meeting

(b)	Board of Directors:

Daniel J. Hirschfeld	Robert E. Campbell
Dennis H. Nelson	John P. Peetz
Karen B. Rhoads	Ralph M. Tysdal
James E. Shada	Bruce L. Hoberman
Bill L. Fairfield	David A. Roehr

		Number of Shares*
	For	Against	Abstain	Del N-Vote
(c) 1. Election of Board of Directors:
Daniel J. Hirschfeld	28,369,887	0	426,967
Dennis H. Nelson	28,419,595	0	377,259
Karen B. Rhoads	27,300,862	0	1,495,992
James E. Shada	28,313,887	0	482,967
Bill L. Fairfield	28,485,896	0	310,958
Robert E. Campbell	28,484,401	0	312,453
Jack Peetz	28,603,061	0	193,793
Ralph M. Tysdal	27,427,891	0	1,368,963
Bruce L. Hoberman	28,603,312	0	193,542
David A. Roehr	28,603,651	0	193,203

			Number of Shares*
		For	Against	Abstain	Del N-Vote
2.	Appoint Deloitte & Touche LLP as independent auditors.	28,644,067	143,256	9,531
3.	Approve Company’s 2008 Management Incentive Plan	27,281,358	279,674	7,244	1,228,578
4.	Approve Awards Pursuant to Company’s 2005 Restricted Stock Plan	28,456,631	328,427	11,796
5.	Approve Company’s 2008
	Director Restricted Stock Plan	26,777,250	548,194	242,833	1,228,577

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

THE BUCKLE, INC.

Dated: September 11, 2008	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO

Dated: September 11, 2008	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO