Form 10-Q
period 2008-11-01
BUCKLE INC
filed 2008-12-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2008

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
Yes ☐    No  ☑

The number of shares outstanding of the Registrant's Common Stock, as of November 28, 2008, was 46,106,508.

THE BUCKLE, INC.

FORM 10-Q
INDEX

THE BUCKLE, INC.

PART I - FINANCIAL INFORMATION (UNAUDITED)

ITEM 1 – FINANCIAL STATEMENTS

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	November 1,	February 2,
ASSETS	2008	2008
CURRENT ASSETS:
Cash and cash equivalents	$92,419	$64,293
Short-term investments	25,963	102,910
Accounts receivable, net of allowance of $32 and $62, respectively	4,609	2,800
Inventory	118,202	77,639
Prepaid expenses and other assets	18,502	13,979
Total current assets	259,695	261,621

PROPERTY AND EQUIPMENT:	262,303	240,237
Less accumulated depreciation and amortization	(145,548)	(137,903)
	116,755	102,334

LONG-TERM INVESTMENTS	64,446	81,201
OTHER ASSETS	5,122	5,501
	$4 46,018	$450,657
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,515	$25,155
Accrued employee compensation	27,279	27,836
Accrued store operating expenses	9,143	5,704
Gift certificates redeemable	5,816	8,511
Income taxes payable	5,149	10,020
Total current liabilities	87,902	77,226

DEFERRED COMPENSATION	4,239	4,127
DEFERRED RENT LIABILITY	34,744	30,984
Total liabilities	126,885	112,337

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,462,708 and 29,841,668 shares issued and outstanding at November 1, 2008 and February 2, 2008, respectively	465	298
Additional paid-in capital	76,295	46,977
Retained earnings	243,630	291,045
Accumulated other comprehensive loss	(1,257)	—
Total stockholders’ equity	319,133	338,320
	$4 46,018	$450,657

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

SALES, Net of returns and allowances	$210,567	$167,559	$540,632	$412,927

COST OF SALES (Including buying, distribution, and occupancy costs)	118,762	96,810	312,937	250,262
Gross profit	91,805	70,749	227,695	162,665

OPERATING EXPENSES:
Selling	39,415	31,864	104,454	80,353
General and administrative	7,000	5,746	17,172	15,617
	46,415	37,610	121,626	95,970

INCOME FROM OPERATIONS	45,390	33,139	106,069	66,695

OTHER INCOME, Net	1,794	2,177	6,163	6,560
UNREALIZED LOSS ON SECURITIES	(1,800)	—	(1,800)	—

INCOME BEFORE INCOME TAXES	45,384	35,316	110,432	73,255

PROVISION FOR INCOME TAXES	16,308	13,118	40,363	27,072
NET INCOME	$29,076	$22,198	$70,069	$46,183

EARNINGS PER SHARE:
Basic	$0.64	$0.50	$1.55	$1.04
Diluted	$0.62	$0.48	$1.50	$1.00

Basic weighted average shares	45,666	44,687	45,273	44,517
Diluted weighted average shares	46,851	46,372	46,563	46,263

See notes to unaudited condensed financial statements

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total
FISCAL 2008
BALANCE, February 3, 2008	29,841,668	$298	$46,977	$291,045	$—	$338,320

Net income	—	—	—	70,069	—	70,069
Dividends paid on common stock,
($0.1667 per share - 1st and 2nd quarters)	—	—	—	(15,269)	—	(15,269)
($0.20 per share - 3rd quarter)	—	—	—	(9,293)	—	(9,293)
($2.00 per share - 3rd quarter)	—	—	—	(92,922)	—	(92,922)
Common stock issued on exercise of stock options	993,583	11	12,705	—	—	12,716
Issuance of non-vested stock, net of forfeitures	139,950	1	(1)	—	—	—
Amortization of non-vested stock grants	—	—	3,899	—	—	3,899
Stock option compensation expense	—	—	257	—	—	257
Income tax benefit related to exercise of stock options	—	—	12,613	—	—	12,613
3-for-2 stock split	15,487,507	155	(155)	—	—	—
Unrealized loss on investment securities, net of tax	—	—	—	—	(1,257)	(1,257)
BALANCE, November 1, 2008	46,462,708	$4 65	$76,295	$243,630	$(1,257)	$319,133

FISCAL 2007
BALANCE, February 4, 2007	29,408,576	$294	$43,493	$242,800	$—	$286,587

Net income	—	—	—	46,183	—	46,183
Dividends paid on common stock,
($0.1333 per share - 1st and 2nd quarters)	—	—	—	(12,013)	—	(12,013)
($0.1667 per share - 3rd quarter)	—	—	—	(7,532)	—	(7,532)
Common stock issued on exercise of stock options	854,965	9	11,126	—	—	11,135
Issuance of non-vested stock, net of forfeitures	138,345	1	(1)	—	—	—
Amortization of non-vested stock grants	—	—	2,913	—	—	2,913
Stock option compensation expense	—	—	248	—	—	248
Income tax benefit related to exercise of stock options	—	—	7,878	—	—	7,878
Common stock purchased and retired	(95,700)	(1)	(3,294)	—	—	(3,295)
BALANCE, November 3, 2007	30,306,186	$303	$62,363	$269,438	$—	$332,104

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)
	Thirty-nine Weeks Ended
	November 1,	November 3,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,069	$46,183
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,620	14,519
Amortization of non-vested stock grants	3,899	2,913
Stock option compensation expense	257	248
Gain on involuntary conversion of corporate aircraft to monetary asset	(2,963)	—
Unrealized loss on securities	1,800	—
Other	177	101
Changes in operating assets and liabilities:
Accounts receivable	(1,770)	(361)
Inventory	(40,563)	(29,186)
Prepaid expenses and other assets	(3,193)	(3,601)
Accounts payable	16,904	14,361
Accrued employee compensation	(557)	(294)
Accrued store operating expenses	3,439	1,979
Gift certificates redeemable	(2,695)	(2,446)
Income taxes payable	(3,524)	1,766
Long-term liabilities and deferred compensation	3,872	3,813
Net cash flows from operating activities	60,772	49,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(40,654)	(19,785)
Proceeds from sale of property and equipment	11,816	18
Change in other assets	(212)	151
Purchases of investments	(42,481)	(69,222)
Proceeds from sales/maturities of investments	132,387	47,785
Net cash flows from investing activities	60,856	(41,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	12,716	11,135
Excess tax benefit from stock option exercises	11,266	7,103
Purchases of common stock	—	(3,295)
Payment of dividends	(117,484)	(19,545)
Net cash flows from financing activities	(93,502)	(4,602)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28,126	4 ,340
CASH AND CASH EQUIVALENTS, Beginning of period	64,293	35,752
CASH AND CASH EQUIVALENTS, End of period	$92,419	$40,092

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women.  The Company operates its business as one reportable industry segment.  The Company had 384 stores located in 39 states throughout the continental United States (excluding the northeast) as of November 1, 2008, and 367 stores in 38 states as of November 3, 2007.  During the third quarter of fiscal 2008, the Company opened three new stores and substantially remodeled four stores.  During the third quarter of fiscal 2007, the Company opened five new stores and substantially remodeled one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Merchandise Group	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007
Denims	43.6%	45.8%	40.4%	42.2%
Tops (including sweaters)	39.6	37.3	38.9	35.2
Accessories	7.4	6.7	7.4	7.4
Sportswear/Fashions	1.3	1.3	6.2	6.1
Footwear	4.7	5.2	4.9	6.3
Outerwear	2.9	2.8	1.3	1.4
Casual bottoms	0.4	0.8	0.8	1.3
Other	0.1	0.1	0.1	0.1
	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 1, 2008			November 3, 2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$29,076	45,666	$0 .64	$22,198	44,687	$0 .50
Effect of dilutive securities
Stock options and non-vested shares	—	1,185	(0.02)	—	1,685	(0.02)
Diluted EPS	$29,076	4 6,851	$0.62	$22,198	46,372	$0.48

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	November 1, 2008			November 3, 2007
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS	$70,069	4 5,273	$1.55	$46,183	44,517	$1 .04
Effect of dilutive securities
Stock options and non-vested shares	—	1,290	(0.05)	—	1,746	(0.04)
Diluted EPS	$70,069	4 6,563	$1.50	$46,183	46,263	$1.00

4.
Stock Split/Special Dividend – On September 15, 2008, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend for shareholders of record as of October 15, 2008, with a distribution date of October 30, 2008.  All share and per share data (except par value and historical stockholders’ equity data) presented in the financial statements for all periods has been adjusted to reflect the impact of this stock split.  On September 15, 2008, the Company’s Board of Directors also authorized a $3.00 per share ($2.00 per share split-adjusted) special one-time cash dividend to be paid to shareholders of record at the close of business on October 15, 2008.  The one-time cash dividend was paid on October 27, 2008 together with the Company’s third quarter dividend of $0.30 per share ($0.20 per share split adjusted).  Both the special one-time cash dividend and the regular quarterly dividend were paid before the impact of the 3-for-2 stock split, which also had a record date of October 15, 2008.  The total dividend payment on October 27, 2008 was $102,215.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.	Investments

The following is a summary of investments as of November 1, 2008:

	Amortized	Gross	Gross	Other-than	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$45,545	$—	$ (1,996)	$(1,800)	$41,749

Held-to-Maturity Securities:
State and municipal bonds	$33,743	$127	$(378)	$—	$33,492
Fixed maturities	1,250	9	—	—	1,259
Certificates of deposit	2,945	—	(7)	—	2,938
U.S. treasuries	6,483	23	—	—	6,506
	$44,421	$159	$(385)	$—	$44,195
Trading Securities:
Mutual funds	$5,056	$—	$(817)	$—	$4,239

The following is a summary of investments as of February 2, 2008:

	Amortized	Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Par Value	Gains	Losses	Value
Available-for-Sale Securities:
Auction-rate securities	$145,835	$—	$—	$145,835

Held-to-Maturity Securities:
State and municipal bonds	$26,260	$375	$ (10)	$26,625
Fixed maturities	2,899	1	—	2,900
U.S. treasuries	4,990	24	—	5,014
	$34,149	$400	$(10)	$34,539
Trading Securities:
Mutual funds	$4,143	$5	$(21)	$4,127

The auction-rate securities were invested as follows as of November 1, 2008:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	83% insured by AAA/AA/A-rated bond insurers at November 1, 2008	$14,945
Municipal bond funds	Fixed income instruments within issuers money market funds	11,750
Student loan bonds	Student loans guaranteed by state entities	11,450
Tax preferred securities	Underlying investments of closed-end funds	7,400
Total		$45,545

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of November 1, 2008, the Company’s auction-rate securities portfolio was 71% AAA/Aaa-rated, 23% AA/Aa-rated, and 6% A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of November 1, 2008 is as follows:

	Amortized	Fair
	Cost	Value
Fiscal Periods
Twelve months ending October 31, 2009	$17,763	$17,803
Twelve months ending October 30, 2010	9,750	9,761
Twelve months ending October 29, 2011	5,501	5,500
Twelve months ending October 27, 2012	2,704	2,698
Twelve months ending November 2, 2013	1,509	1,497
Thereafter	7,194	6,936
	$44,421	$44,195

At November 1, 2008 and February 2, 2008, held-to-maturity investments of $26,658 and $20,152 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value.  At the end of the third quarter of fiscal 2008, the reported investment amount is net of $1,996 of temporary impairment and $1,800 of other-than-temporary impairment.  These amounts have been recorded during the first three quarters of fiscal 2008 to account for the impairment of certain securities from their stated par value.  The temporary impairment is reported net of tax as an “accumulated other comprehensive loss” of $1,257 in stockholders’ equity as of November 1, 2008.  The Company has reported the other-than-temporary impairment as a loss in the statements of income for the thirteen and thirty-nine week periods ended November 1, 2008.

As of November 1, 2008, the Company had $45,545 invested in ARS at par value, which are reported at their estimated fair value of $41,749.  As of February 2, 2008, the Company had $145,835 invested in ARS.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate.  The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that at least one of the underlying issuers of its ARS is currently at risk; however, the Company does not anticipate that further auction failures will have a material impact on the Company’s ability to fund its business.  The Company was able to successfully liquidate $104,890 of its investments in ARS at par value during the first three quarters of fiscal 2008.

As of November 1, 2008, $8,200 of the Company’s investment in ARS was classified in short-term investments, due to known or anticipated subsequent redemptions, and $33,549 was classified in long-term investments.  The amount classified in long-term investments has not experienced a successful auction subsequent to the end of the Company’s fiscal year and is net of $1,996 of temporary impairments plus $1,800 of other-than-temporary impairments, related to certain securities whose fair values have declined from their stated par value.  For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest.  The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of February 2, 2008, $88,913 of the Company’s investment in ARS was classified in short-term investments and $56,922 was classified in long-term investments.

6.	Fair Value Measurements

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

As defined by SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

•
Level 1 – Quoted market prices in active markets for identical assets or liabilities.  Short-term and long-term investments with active markets or known redemption values are reported at fair value utilizing Level 1 inputs.

•
Level 2 – Observable market-based inputs (either directly or indirectly) such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or inputs that are corroborated by market data.  Items reported at fair value using Level 2 inputs consist of certain auction-rate securities (“ARS”) classified as long-term investments due to failed auctions and are valued using brokerage pricing or pricing from similar securities.

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets.

As of November 1, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.  The Company’s available-for-sale securities include its investments in ARS, as further described in Note 5.  The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices.  The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value and Level 2 inputs where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS
•	Pricing was provided by a third-party broker for ARS
•	Sales of similar securities
•	Quoted prices for similar securities in active markets
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of November 1, 2008.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As a result of the decline in fair value for certain of the Company’s investments in ARS, the Company recorded a temporary impairment of $1,996 and an other-than-temporary impairment of $1,800 during the first three quarters of fiscal 2008.  The Company has reported the $1,996 of temporary impairment, net of tax, as a $1,257 reduction to stockholders’ equity in “accumulated other comprehensive loss” as of November 1, 2008.  Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to “accumulated other comprehensive loss.”  The Company has reported the $1,800 other-than-temporary impairment as a loss in the statements of income for the thirteen and thirty-nine week periods ended November 1, 2008.  The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal.  Additional indicators of impairment include the duration and severity of the decline in market value.  The interest rates on these investments will be determined by the terms of each individual ARS.  The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of November 1, 2008 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:
Available-for-sale securities (including auction-rate securities)	$8,200	$33,549	$—	$41,749
Trading securities (including mutual funds)	4,239	—	—	4,239
Totals	$12,439	$33,549	$—	$45,988

ARS included in Level 1 represent securities which have a known or anticipated upcoming redemption as of November 1, 2008.  ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008.  The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities that had most recently experienced a successful auction subsequent to February 2, 2008.  Prior to fiscal 2008, the fair value for these securities had been based on quoted market prices, which were readily available at that time.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
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

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007

Net income	$29,076	$22,198
Changes in net unrealized losses on investments in auction-rate-securities, net of taxes of $166 and $0	(281)	—
Comprehensive Income	$28,795	$22,198

	Thirty-nine Weeks Ended
	November 1, 2008	November 3, 2007

Net income	$70,069	$46,183
Changes in net unrealized losses on investments in auction-rate-securities, net of taxes of $739 and $0	(1,257)	—
Comprehensive Income	$68,812	$46,183

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended November 1, 2008 and November 3, 2007 of $1,544 and $2,865, respectively.  The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period.  Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods November 1, 2008 and November 3, 2007 of $33,310 and $18,967, respectively.

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

As of November 1, 2008, 637,126 shares were available for grant under the various stock option plans, of which 452,502 were available for grant to executive officers.  Also as of November 1, 2008, 314,625 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.  On May 28, 2008, shareholders also approved the Company’s 2008 Director Restricted Stock Plan.  The plan is designed to replace the annual stock option grants historically made to non-employee directors under the Company’s 1993 Director Stock Option Plan with annual grants of restricted shares beginning with the grants scheduled to be made on the first day of fiscal 2009.  A total of 90,000 shares have been reserved for issuance under the plan.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment.  Compensation expense was recognized during the first three quarters of fiscal 2008 and 2007 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006.  The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	Nov. 1, 2008	Nov. 3, 2007	Nov. 1, 2008	Nov. 3, 2007

Stock-based compensation expense, before tax:
Stock options	$58	$46	$257	$248
Non-vested shares of common stock	1,300	972	3,899	2,913
Total stock-based compensation expense, before tax	$1,358	$1,018	$4,156	$3,161
Total stock-based compensation expense, after tax	$856	$641	$2,618	$1,991

SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows.  This amount is shown as “excess tax benefit from stock option exercises” on the statement of cash flows.  For the thirty-nine week periods ended November 1, 2008 and November 3, 2007, the excess tax benefit realized from exercised stock options was $11,266 and $7,103, respectively.

Stock options granted during the first three quarters of fiscal 2008 and 2007 were granted under the Company’s 1993 Director Stock Option Plan.  Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years.  Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during the thirty-nine weeks ended November 1, 2008 and November 3, 2007 was $12.61 and $12.81 per option, respectively.  The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007

Risk-free interest rate (1)	3.10%	4.80%
Dividend yield (2)	2.40%	2.40%
Expected volatility (3)	33.0%	39.0%
Expected lives -years (4)	7.0	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of options.
(4)	Based on historical and expected exercise behavior.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

On September 15, 2008, the Board of Directors authorized a $3.00 per share ($2.00 per share after 3-for-2 stock split) special one-time cash dividend to be paid on October 27, 2008 to shareholder of record at the close of business on October 15, 2008.  To preserve the intrinsic value for option holders, the Board also approved, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options.  This adjustment did not result in any incremental compensation expense.

A summary of the Company’s stock-based compensation activity related to stock options for the thirty-nine week period ended November 1, 2008 is as follows:

			2008
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding - beginning of year	3,085,842	$8.48
Granted	40,500	28.01
Other (1)	422	9.34
Expired/forfeited	(254)	10.65
Exercised	(1,490,375)	8.53
Outstanding - end of quarter	1,636,135	$6.92	4.39 years	$31,780
Exercisable - end of quarter	1,576,821	$6.34	4.23 years	$31,531

(1)
Adjustments were made to the exercise price and number of option outstanding for both the special cash dividend and 3-for-2 stock split during the third quarter of fiscal 2008. Hirstorical information in this table has been adjusted to reflect the 3-for-2 stock split. "Other" represents additional options issued as a result of the special cash dividend in October 2008.

The total intrinsic value of options exercised during the thirty-nine week periods ended November 1, 2008 and November 3, 2007, respectively, was $35,436 and $21,292.  As of November 1, 2008, there was $314 of unrecognized compensation expense related to non-vested stock options.  It is expected that this expense will be recognized over a weighted average period of approximately 1.8 years.

Non-vested shares of common stock granted during fiscal 2008 and fiscal 2007 were granted pursuant to the Company’s 2005 Restricted Stock Plan.  Shares granted under the plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved it pre-established performance targets for the fiscal year.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN and THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2008 AND NOVEMBER 3, 2007
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended November 1, 2008 is as follows:

	2008
		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	434,417	$18.96
Granted	210,075	28.01
Forfeited	(150)	22.58
Vested	(41,820)	22.58
Non-Vested - end of quarter	602,522	$21.86

As of November 1, 2008, there was $5,629 of unrecognized compensation expense related to grants of non-vested shares.  It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the thirty-nine week periods ended November 1, 2008 and November 3, 2007 was $1,341 and $1,372, respectively.

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

During the second quarter of fiscal 2008, one of the Company’s corporate aircrafts was destroyed in a tornado. The Company received $11,500 of insurance proceeds, which is included in proceeds from sale of property and equipment in the statements of cash flows. During the second quarter, Company recorded a $2,963 gain from the involuntary conversion of the aircraft, which is included in general and administrative expenses. During the third quarter of fiscal 2008 the Company purchased a replacement aircraft at a cost of $14,304.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007:

	Thirteen Weeks Ended		Increase/	Thirty-nine Weeks Ended		Increase/
	Nov. 1, 2008	Nov. 3, 2007	(Decrease)	Nov. 1, 2008	Nov. 3, 2007	(Decrease)

Net sales	100.0%	100.0%	25.7%	100.0%	100.0%	30.9%
Cost of sales (including buying,
distribution, and occupancy costs)	56.4%	57.8%	22.7%	57.9%	60.6%	25.0%
Gross profit	43.6%	42.2%	29.8%	42.1%	39.4%	40.0%
Selling expenses	18.7%	19.0%	23.7%	19.3%	19.5%	30.0%
General and administrative expenses	3.3%	3.4%	21.8%	3.2%	3.8%	10.0%
Income from operations	21.6%	19.8%	37.0%	19.6%	16.1%	59.0%
Other income, net	0.9%	1.3%	-17.6%	1.1%	1.6%	-6.1%
Unrealized loss on securities	-0.9%	0.0%	n/a	-0.3%	0.0%	n/a
Income before income taxes	21.6%	21.1%	28.5%	20.4%	17.7%	50.8%
Provision for income taxes	7.8%	7.8%	24.3%	7.4%	6.5%	49.1%
Net income	13.8%	13.3%	31.0%	13.0%	11.2%	51.7%

Net sales increased from $167.6 million in the third quarter of fiscal 2007 to $210.6 million in the third quarter of fiscal 2008, a 25.7% increase.  Comparable store sales increased by $30.9 million, or 19.1%, for the thirteen week period ended November 1, 2008, compared to the thirteen week period ended November 3, 2007.  The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 5.6% increase in the average retail price per piece of merchandise sold during the period and a 1.9% increase in the average number of units sold per transaction.  Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 7 new stores opened after the second quarter of fiscal 2007, to the opening of 17 new stores during the first three quarters of fiscal 2008, and to growth in online sales.

The Company’s average retail price per piece of merchandise sold increased $2.45, or 5.6%, during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.  This $2.45 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece):  a 7.9% increase in denim price points ($1.48), a 10.7% increase in knit shirt price points ($1.40), a 16.1% increase in woven shirt price points ($0.32), a 5.7% increase in accessory price points ($0.18), a 6.0% increase in footwear price points ($0.12), a 7.6% increase in sweater price points ($0.10), and increased price point in certain other categories ($0.07).  These increases were partially offset by the impact of a shift in the merchandise mix (-$1.22).  These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $412.9 million in the first three quarters of fiscal 2007 to $540.6 million in the first three quarters of fiscal 2008, a 30.9% increase.  Comparable store sales increased by $92.1 million, or 23.7%, for the thirty-nine week period ended November 1, 2008, compared to the thirty-nine week period ended November 3, 2007.  The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 5.2% increase in the average retail price per piece of merchandise sold during the period and a 2.4% increase in the average number of units sold per transaction.  Sales growth for the thirty-nine week period was also attributable to the inclusion of a full three quarters of operating results for the 20 new stores opened during fiscal 2007, to the opening of 17 new stores during the first three quarters of fiscal 2008, and to growth in online sales.  Average sales per square foot increased 22.8% from $224.36 for the thirty-nine week period ended November 3, 2007 to $275.49 for the thirty-nine week period ended November 1, 2008.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $2.06, approximately 5.2%, during the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007.  This $2.06 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece):  a 12.8% increase in knit shirt price points ($1.49), a 6.3% increase in denim price points ($1.00), a 12.0% increase in woven shirt price points ($0.27), a 4.4% increase in accessory price points ($0.13), and increased price point in certain other categories ($0.09).  These increases were partially offset by the impact of a shift in the merchandise mix (-$0.92).  These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased $21.1 million in the third quarter of fiscal 2008 to $91.8 million, a 29.8% increase.  As a percentage of net sales, gross profit increased from 42.2% in the third quarter of fiscal 2007 to 43.6% in the third quarter of fiscal 2008.  This increase was attributable to a 1.65% reduction, as a percentage of net sales, related to the leveraging of buying, distribution, and occupancy costs.  This improvement was, however, partially offset by slight reduction in actual merchandise margins (0.20%, as a percentage of net sales) and an increase in expense related to the incentive bonus accrual (0.05%, as a percentage of net sales).  The reduction in merchandise margins for the quarter was the result of an increase in Primo Card redemptions during the period and a slight reduction, as a percentage of net sales, in private label merchandise sales; which were partially offset by an increase in regular price selling.

Year-to-date, gross profit increased $65.0 million for the first thirty-nine weeks of fiscal 2008 to $227.7 million, a 40.0% increase.  As a percentage of net sales, gross profit increased from 39.4% for the first three quarters of fiscal 2007 to 42.1% for the first three quarters of fiscal 2008.  This increase was attributable to a 0.45% improvement in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales and an increase in Primo Card redemptions during the period.  The increase was also attributable to a 2.40% reduction, as a percentage of net sales, related to the leveraging of buying, distribution, and occupancy costs.  These improvements were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales).

Selling expenses increased from $31.9 million for the third quarter of fiscal 2007 to $39.4 million for the third quarter of fiscal 2008, a 23.7% increase.  As a percentage of net sales, selling expenses decreased from 19.0% in the third quarter of fiscal 2007 to 18.7% in the third quarter of fiscal 2008.  The decrease was primarily attributable to a 0.50% reduction, as a percentage of net sales, in store payroll expense as well as a 0.45% reduction related to the leveraging of certain other selling expenses.  These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.50%, as a percentage of net sales) and internet related fulfillment and marketing expenses (0.15%, as a percentage of net sales).

Year-to-date, selling expenses increased from $80.4 million in the first three quarters of fiscal 2007 to $104.5 million in the first three quarters of fiscal 2008, a 30.0% increase.  As a percentage of net sales, selling expenses decreased from 19.5% in fiscal 2007 to 19.3% in fiscal 2008.  The decrease was primarily attributable to a 0.65% reduction, as a percentage of net sales, in store payroll expense as well as a 0.45% reduction related to the leveraging of certain other selling expenses.  These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.80%, as a percentage of net sales) and internet related fulfillment and marketing expenses (0.10%, as a percentage of net sales).

General and administrative expenses increased from $5.7 million in the third quarter of fiscal 2007 to $7.0 million in the third quarter of fiscal 2008, a 21.8% increase.  As a percentage of net sales, general and administrative expenses decreased from 3.4% in the third quarter of fiscal 2007 to 3.3% in the third quarter of fiscal 2008.  The reduction was driven by a 0.25% reduction, as a percentage of net sales, related to the leveraging of certain general and administrative expenses; which was partially offset by an increase in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date, general and administrative expense increased from $15.6 million for the first three quarters of fiscal 2007 to $17.2 million for the first three quarters of fiscal 2008, a 10.0% increase.  As a percentage of net sales, general and administrative expenses decreased from 3.8% in the first three quarters of fiscal 2007 to 3.2% in the first three quarters of fiscal 2008.  General and administrative expenses for the first three quarters of fiscal 2008 are reported net of a $3.0 million gain from the involuntary conversion of one of the Company’s corporate aircrafts to a monetary asset upon receipt of $11.5 million in insurance proceeds.  The aircraft was destroyed by a tornado that hit the airport in Kearney, Nebraska on May 29, 2008.  Excluding the $3.0 million gain recognized during the second quarter of fiscal 2008, general and administrative expenses were 3.7% of net sales for the first three quarters of fiscal 2008 compared to 3.8% of net sales for the first three quarters of fiscal 2007.  The reduction was driven by a 0.35% reduction, as a percentage of net sales, related to the leveraging of certain general and administrative expenses; which was partially offset by an increase in expense related to the incentive bonus accrual (0.25%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 37.0% to $45.4 million for the third quarter of fiscal 2008 compared to $33.1 million for the third quarter of fiscal 2007.  Income from operations was 21.6% of net sales for the third quarter of fiscal 2008 compared to 19.8% for the third quarter of fiscal 2007.  Income from operations, for the thirty-nine week period ended November 1, 2008, increased 59.0% to $106.1 million compared to $66.7 million for the thirty-nine week period ended November 3, 2007.  Income from operations was 19.6% of net sales for the first three quarters of fiscal 2008 compared to 16.1% for the first three quarters of fiscal 2007.  Excluding the $3.0 million gain on the involuntary disposal of a corporate aircraft, income from operations for thirty-nine week period ended November 1, 2008 was 19.1%.

Other income decreased from $2.2 million for the quarter ended November 3, 2007 to $1.8 million for the quarter ended November 1, 2008, a decrease of 17.6%.  Other income for the year-to-date period decreased 6.1% from $6.6 million for the thirty-nine week period ended November 3, 2007 to $6.2 million for the thirty-nine week period ended November 1, 2008.

Additionally, as referenced in Note 5 to the financial statements, during the third quarter of fiscal 2008 the Company recorded a $1.8 million unrealized loss resulting from the other-than-temporary impairment of certain of its investments in auction-rate securities.  The other-than-temporary impairment has been recorded as a separate component of the Statements of Income for the quarter and year-to-date periods ended November 1, 2008.

Income tax expense as a percentage of pre-tax income was 36.0% in the third quarter of fiscal 2008 compared to 37.1% in the third quarter of fiscal 2007, bringing net income to $29.1 million in the third quarter of fiscal 2008 compared to $22.2 million in the third quarter of fiscal 2007, an increase of 31.0%.  For the first three quarters of fiscal 2008, income tax expense was 36.6% of pre-tax income compared to 37.0% for the first three quarters of fiscal 2007, bringing year-to-date net income to $70.1 million in fiscal 2008 compared to $46.2 million in fiscal 2007, an increase of 51.7%.

LIQUIDITY AND CAPITAL RESOURCES

As of November 1, 2008, the Company had working capital of $171.8 million, including $92.4 million of cash and cash equivalents and short-term investments of $26.0 million.  The Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, and remodeling.  Historically, the Company's primary source of working capital has been cash flow from operations.  During the first nine months of fiscal 2008 and fiscal 2007, the Company’s cash flow from operating activities was $60.8 million and $50.0 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, and construction costs for new and remodeled stores. The increase in cash flow for the first three quarters of fiscal 2008 compared to the first three quarters of fiscal 2007 was primarily due to the liquidation of auction-rate securities, growth in net income, and insurance proceeds received on the involuntary disposal of one of the Company’s corporate aircrafts; which were partially offset by increases in dividends paid, purchases of property and equipment, and buildup of inventory levels.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first three quarters of fiscal 2008 and 2007, the Company invested $22.2 million and $17.8 million, respectively, in new store construction, store renovation, and store technology upgrades.  The Company also spent $18.5 million and $2.0 million in the first three quarters of fiscal 2008 and 2007, respectively, in capital expenditures for the corporate headquarters and distribution facility.  The amount spent during fiscal 2008 for capital expenditures at the corporate headquarters includes $14.3 million spent during the third quarter of the fiscal year to purchase a new corporate aircraft as a replacement for the aircraft that was destroyed by a tornado earlier in the year.

During the remainder of fiscal 2008, the Company anticipates completing approximately seven additional store construction projects, including approximately four new stores and approximately three stores to be substantially remodeled and/or relocated.  Management still estimates that total capital expenditures during fiscal 2008 will be in the range of approximately $42 to $44 million.  The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.  The Company has a consistent record of generating positive cash flow each year and, as of November 1, 2008, had total cash and investments of $182.8 million.  The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels.  Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit.  The line of credit provides that outstanding letters of credit cannot exceed $10 million.  Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank.  The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2008 or 2007.

 The Company paid $117.5 million of cash dividends during the thirty-nine weeks ended November 1, 2008.  This includes quarterly dividends as well as a special one-time cash dividend of $3.00 per share ($2.00 split adjusted), paid on October 27, 2008 from existing cash and cash equivalents.  At November 1, 2008, the Company also had a 750,000 share repurchase plan authorized by the Board of Directors.  The Company had 356,400 shares remaining at November 1, 2008 to complete this authorization.

As of November 1, 2008, total cash and investments included $41.7 million of auction-rate securities (“ARS”), which compares to $145.8 million of ARS as of February 2, 2008.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate.  The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that at least one of the underlying issuers of its ARS is currently at risk; however, the Company does not anticipate that further auction failures will have a material impact on the Company’s ability to fund its business.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Of the $41.7 million in ARS held as of November 1, 2008, $8.2 million has been included in short-term investments, having a maturity of one year of less, due to known and/or anticipated subsequent redemptions at par value plus accrued interest, and $33.5 million has been included in long-term investments.  Of the $145.8 million in ARS held as of February 2, 2008, $88.9 million has been included in short-term investments and $56.9 million has been included in long-term investments.

ARS are reported at fair market value, and at the end of the third quarter of fiscal 2008, the reported investment amount is net of a $2.0 million temporary impairment and a $1.8 million other-than-temporary impairment recorded during the first three quarters of fiscal 2008 to account for the impairments of certain securities from their stated par value.  The Company reported the $2.0 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $1.3 million in stockholders’ equity as of November 1, 2008.  The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.  The Company reported the $1.8 million other-than-temporary impairment as a loss in the statements of income for the thirteen and thirty-nine week periods ended November 1, 2008. Any future fluctuation in fair value related to these securities that the Company judges to be other-than-temporary, including any recoveries of previous write-downs, would be recorded in the statement of income as an adjustment to net income.  The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal.  Additional indicators of impairment include the duration and severity of the decline in market value.  The interest rates on these investments will be determined by the terms of each individual ARS.  The material risks associated with the auction-rate securities held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues.  In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The liability recorded for unredeemed gift cards and gift certificates was $5.8 million and $8.5 million as of November 1, 2008 and February 2, 2008, respectively.  The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.  The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage.  Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings.  The accrued liability for reserve for sales returns was $0.4 million as of both November 1, 2008 and February 2, 2008.

2.
Inventory.  Inventory is valued at the lower of cost or market.  Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method.  Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels.  Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions.  Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment.  Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings.  The liability recorded as a reserve for markdowns and/or obsolescence was $5.1 million and $5.8 million as of November 1, 2008 and February 2, 2008, respectively.  The Company is not aware of any events, conditions or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

5.
Investments.  The Company invests a portion of its short and long-term investments in auction-rate securities (“ARS”).  As of November 1, 2008 and February 2, 2008, $41.7 million and $145.8 million, respectively, of investments were in ARS.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate.  The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that at least one of the underlying issuers of its ARS is currently at risk; however, the Company does not anticipate that future auction failures will have a material impact on the Company’s ability to fund its business.

Of the $41.7 million in ARS held as of November 1, 2008, $8.2 million has been included in short-term investments, with a maturity of one year or less, due to known and/or anticipated subsequent redemptions at par value plus accrued interest, and $33.5 million has been included in long-term investments.  Of the $145.8 million in ARS held as of February 2, 2008, $88.9 million has been included in short-term investments and $56.9 million has been included in long-term investments.

The Company reviews impairment in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, to determine the classification of potential impairments as either temporary or other-than-temporary.  A temporary impairment results in an unrealized loss being recorded in other comprehensive income.  An impairment that is considered other-than-temporary would be recognized in net income.  The Company considers various factors in reviewing impairment, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs.

The Company’s investments in ARS are reported at fair market value, and at the end of the third quarter of fiscal 2008, the reported investment amount is net of a $2.0 million temporary impairment and a $1.8 million other-than-temporary impairment recorded during the first three quarters of fiscal 2008 to account for the impairments of certain securities from their stated par value.  The Company reported the $2.0 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $1.3 million in stockholders’ equity as of November 1, 2008.  The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.  The Company reported the $1.8 million other-than-temporary impairment as a loss in the statements of income for the thirteen and thirty-nine week periods ended November 1, 2008.  The Company was able to successfully liquidate $104.9 million of its investments in ARS at par value during the first three quarters of fiscal 2008.  The Company reviews all investments for other-than-temporary impairment at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in market value.  In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company determined the fair value of ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value and Level 2 inputs where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS
•	Pricing was provided by a third-party broker for ARS
•	Sales of similar securities
•	Quoted prices for similar securities in active markets
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of November 1, 2008.

OFF-BALANCE SHEET ARRANGEMENTS,
CONTRACTUAL OBLIGATIONS, AND COMMERCIAL COMMITMENTS

As referenced in the tables below, the Company has contractual obligations and commercial commitments that may affect the financial condition of the Company.  Based on management’s review of the terms and conditions of its contractual obligations and commercial commitments, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur which would have a material effect on the Company’s financial condition, results of operations, or cash flows.  In addition, the commercial obligations and commitments made by the Company are customary transactions which are similar to those of other comparable retail companies.  The operating lease obligations shown in the table below represent future cash payments to landlords required to fulfill the Company’s minimum rent requirements. Such amounts are actual cash requirements by year and are not reported net of any tenant construction allowances received from landlords.

The following tables identify the material obligations and commitments as of November 1, 2008:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$2,333	$2,057	$276	$—	$—
Deferred compensation	4,239	—	—	—	4,239
Operating leases	249,013	41,290	73,924	53,568	80,231
Total contractual obligations	$255,585	$43,347	$74,200	$53,568	$84,470

Amount of Commitment Expiration Per Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$—	$—	$—	$—	$—
Total commercial commitments	$—	$—	$—	$—	$—

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has available an unsecured line of credit of $17.5 million, of which $10 million is available for letters of credit, which is excluded from the preceding table.  Certain merchandise purchase orders require that the Company open letters of credit.  When the Company takes possession of the merchandise, it releases payment on the letters of credit.  The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded.  The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.  There were no bank borrowings during the third quarter of fiscal 2008 or the third quarter of fiscal 2007.  The Company had outstanding letters of credit totaling $1.4 million and $0.8 million at November 1, 2008 and February 2, 2008, respectively.  The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales.  For fiscal years 2007, 2006, and 2005, the holiday and back-to-school seasons accounted for approximately 38%, 36%, and 37%, respectively, of the Company's fiscal year net sales.  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007.  Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K “Quantitative and Qualitative Disclosures about Market Risk,” and has concluded that the Company has inherent risks in its operations as it is exposed to certain market risks, including interest rates.

Interest Rate Risk – To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of November 1, 2008, no borrowings were outstanding under our line of credit facility.  The Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity.  If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 7% change in the rate earned), the Company’s net income would decrease approximately $390,000 or approximately $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risks – At November 1, 2008, the Company held $45.5 million, at par value, in investments in auction-rate securities. The Company concluded that a $2.0 million temporary impairment and $1.8 million other-than-temporary impairment on these securities existed at November 1, 2008. Given current market conditions in the auction-rate security market, we may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in auction-rate securities.

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

THE BUCKLE, INC.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

None

Item 1A. Risk Factors:

The effect of economic pressures and other business factors – During the thirty-nine weeks ended November 1, 2008, the global recession has caused uncertainty and a wide-ranging lack of liquidity.  The market uncertainty has resulted in a lack of consumer confidence and a reduction of consumer spending.  The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence.  There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended November 1, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

August 3, to August 30, 2008	—	—	—	356,400
August 31, to October 4, 2008	—	—	—	356,400
October 5, to Nov.1, 2008	—	—	—	356,400
	—	—	—

The Board of Directors authorized a 750,000 share repurchase plan on November 27, 2007.  The Company has 356,400 shares remaining to complete this authorization.  Shares have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on October 30, 2008.

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

THE BUCKLE, INC.
Dated:  December 11, 2008

/s/   DENNIS H. NELSON

DENNIS H. NELSON, President and Chief Executive Officer
(principal executive officer)

Dated:  December 11, 2008

/s/   KAREN B. RHOADS

KAREN B. RHOADS, Vice President of Finance
and Chief Financial Officer
(principal accounting officer)