Form 10-K
period 2009-01-31
BUCKLE INC
filed 2009-04-01
CIK 885245

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009

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
☑ Large accelerated filer;   ☐ Accelerated filer;   ☐ Non-accelerated filer; ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $806,269,916.59 on August 1, 2008.  For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 15,991,073 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2009, was 46,149,905.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders to be held May 29, 2009 are incorporated by reference in Part III.

The Buckle, Inc.
Form 10-K
January 31, 2009

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion conscious young men and women.  As of January 31, 2009, the Company operated 387 retail stores in 39 states throughout the continental United States under the names "Buckle" and "The Buckle."  The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear.  The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card, and a frequent shopper program.  Most stores are located in regional, high-traffic shopping malls and lifestyle centers, and this is the Company's strategy for future expansion.  The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska.  The Company’s men’s buying team and a portion of its marketing team are located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location.  In 1967, a second store, under the trade name Brass Buckle, was purchased.   In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts.   The first branch store was opened in Columbus, Nebraska, in 1976.  In 1977, the Company began selling young women's apparel and opened its first mall store.  The Company changed its corporate name to The Buckle, Inc. on April 23, 1991.  The Company has experienced significant growth over the past ten years, growing from 222 stores at the start of 1999 to 387 stores at the end of fiscal 2008.  All references herein to fiscal 2008 refer to the 52-week period ended January 31, 2009.  Fiscal 2007 refers to the 52-week period ended February 2, 2008 and fiscal 2006 refers to the 53-week period ended February 3, 2007.

The Company's principal executive offices and distribution center are located at 2407 West 24th Street, Kearney, Nebraska 68845.  The Company's telephone number is (308) 236-8491.  The Company publishes its corporate web site at www.buckle.com.

Available Information

The Company’s annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission, are publicly available free of charge on the Investor Information section of the Company’s website at www.buckle.com as soon as reasonably practicable after the Company files such materials with, or furnishes them to, the Securities and Exchange Commission.  The Company’s corporate governance policies, ethics code, and Board of Directors’ committee charters are also posted within this section of the website.   The information on the Company’s website is not part of this or any other report The Buckle, Inc. files with, or furnishes to, the Securities and Exchange Commission.

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services.  The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion conscious 15 to 27-year old.  The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear.  Denim is a significant contributor to total sales (41.4% of fiscal 2008 net sales) and is a key to the Company's merchandising strategy.  The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles.  Tops are also significant contributors to total sales (39.0% of fiscal 2008 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Percentage of Net Sales
	Fiscal 2008	Fiscal 2007	Fiscal 2006
Denims	41.4%	43.2%	44.6%
Tops (including sweaters)	39.0	36.1	31.0
Accessories	7.7	7.7	9.2
Footwear	4.6	5.6	7.0
Sportswear/fashions	4.6	4.3	3.9
Outerwear	2.0	2.0	2.3
Casual bottoms	0.6	1.0	1.9
Other	0.1	0.1	0.1
	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 72% of the Company's sales during fiscal 2008.  The remaining balance is comprised of private label merchandise that is manufactured to the Company's specifications.  The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color, style, and fit.  While the brands offered by the Company change to meet current customer preferences, the Company currently offers brands such as Big Star, MEK, Affliction, Sinful, Lucky Brand Dungarees, Silver, Hurley, Billabong, Fossil, Quiksilver/Roxy, Miss Me, 7 Diamonds, OBEY, and Ed Hardy.  The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise.  The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers.  Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free alterations, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores.  Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid.  For the past three fiscal years, an average of approximately 2% – 3% of net sales has been made on a layaway basis.

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

The Company continually evaluates its store design as part of the overall shopping experience and feels the fiscal 2002 re-design continues to be well received by both guests and developers.  This store design contains warm wood fixtures and floors, real brick finishes, and an appealing ceiling and lighting layout that creates a comfortable environment for the guest to shop.  The Company has been able to modify the store design for specialized venues including lifestyle centers and larger mall fronts.  The signature Buckle-B icon and red color are used throughout the store on fixtures, graphic images, and print materials to reinforce the brand identity.   To enhance selling and product presentation, new tables and fixtures have been added to the Company’s signature store design in each of the last five fiscal years.  The new tables and fixtures were also rolled out to select existing stores to update their looks as well.

Marketing and Advertising

In fiscal 2008, the Company spent $7.7 million, or 1.0% of net sales, on seasonal marketing campaigns, advertising, promotions, online marketing, and in-store point of sale materials.  Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image.  Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience.  Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets.  The Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position the Buckle as the destination store for these specialty branded fashions.

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

The Company publishes a corporate web site at www.buckle.com.  The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience.  Buckle.com is an eCommerce enabled channel with an interactive, entertaining, informative, and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the Company’s latest financial news. The Company maintains an opt-in email database.  National email campaigns are sent bi-monthly and targeted weekly messages are sent notifying guests of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates.  Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations.  Offering a growing selection of its merchandise online, the Company presents the online store as a “taste test” in new markets as well as a cross-channel tool in existing markets, which means guests can shop both in the physical stores and via the online store.  On October 19, 2006, the Company launched a redesigned Buckle.com on the Escalate E-Commerce platform.  The new Buckle.com includes enhanced search features, which allow guests to shop by special attributes, including brand and size.

Store Operations

The Company has a Vice President of Sales, one regional manager, 18 district managers, 6 sub-district managers, and 65 area managers.  The majority of the district managers and each of the area managers also serve as manager of their home base store.  In general, each store has one manager, one or two assistant managers, one to three additional full-time salespeople, and up to 20 part-time salespeople.  Most stores have peak levels of staff during the back-to-school and Christmas seasons.  Almost every location also employs a seamstress.

The Company places great importance on educating quality personnel.  In addition to sharing career opportunities with current Buckle employees, the Company also recruits interns and management trainees from college campuses.  A majority of the Company’s store managers, all of its area and district managers, and most of its executive management team are former salespeople, including the President and CEO, Dennis H. Nelson, and Chairman, Daniel J. Hirschfeld.  Recognizing talent and promoting managers from within allows the Company to build a strong foundation for management.

Store managers receive compensation in the form of a base salary and incentive bonuses.  District and area managers also receive added incentives based upon the performance of stores in their district/area.  Store managers perform sales training for new employees at the store level.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses.  Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales, and returns-to-vendor.  The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores.  As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales for fiscal 2008 and 2007 and 0.7% for fiscal year 2006.

The average store is approximately 5,000 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,600 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team.  The buying team includes the President, Vice President of Women’s Merchandising, Vice President of Men’s Merchandising, eight women’s buyers, and eight men’s buyers.  The two Vice Presidents of Merchandising have over 55 years of combined experience with the Company.  The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

The Company purchases products from manufacturers within the United States as well as from agents who source goods from foreign manufacturers.  The Company's merchandising team shops and monitors U.S. fashion centers (in New York and on the West Coast) to stay abreast of the latest trends.  The Company continually monitors fabric selection, quality, and delivery schedules.  The Company has not experienced any material difficulties with merchandise manufactured in foreign countries.  The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer, or supplier.  The Company plans its private label production with several private label vendors three to six months in advance of product delivery.  The Company requires its vendors to sign and adhere to its Code of Conduct and Standards of Engagement, which addresses adherence to legal requirements regarding employment practices and health, safety, and environmental regulations.

In fiscal 2008, Koos Manufacturing, Inc. (the Company that produces part of the Company’s private label product as well as the Big Star branded merchandise) made up 25.5% of the Company’s net sales.  No other vendor accounted for more than 10% of the Company’s net sales.  Other current significant vendors include MEK, Affliction, Sinful, Lucky Brand Dungarees, Silver, Hurley, Billabong, Fossil, Quiksilver/Roxy, Miss Me, 7 Diamonds, OBEY, and Ed Hardy.  The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate, and perceived local customer demand.  The Company uses a centralized receiving and distribution center located within the corporate headquarters building in Kearney, Nebraska.  Merchandise is received daily in Kearney where it is sorted, tagged with bar-coded tickets (unless the vendor UPC code is used or the merchandise is pre-ticketed), and packaged for distribution to individual stores primarily via United Parcel Service.  The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt.  This system allows stores to receive new merchandise almost daily, creating excitement within the store and providing customers with a reason to shop often.

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

The Company completed an 82,200 square foot expansion to its corporate headquarters facility during fiscal 2005, which houses its online fulfillment and customer service center as well as its supplies and returns-to-vendor departments.  The online fulfillment infrastructure currently occupies approximately 100,000 square feet of space on three levels.  In March 2009, the Company relocated its supplies and returns-to-vendor departments within the headquarters facilities and began an expansion of the current online fulfillment infrastructure.  The expansion, taking place within the existing building, will approximately double the space available for the online store as well as provide certain enhanced functionality.

The Company also renovated space within its corporate headquarters during fiscal 2008 to add additional office space and is currently in the process of evaluating the ability of its current distribution center to support the anticipated growth of the business over the next several years.

Store Locations and Expansion Strategies

As of March 13, 2009, the Company operated 391 stores in 40 states, including 4 stores opened during fiscal 2009.  The existing stores are in 4 downtown locations, 9 strip centers, 35 lifestyle centers, and 343 shopping malls.  The Company anticipates opening approximately 21 new stores in fiscal 2009.  For fiscal 2009, 18 of the new stores are expected to be located in higher traffic shopping malls and 3 of the new stores are expected to be located in lifestyle centers.  The following table lists the location of existing stores as of March 13, 2009:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores
Alabama	7	Maryland	3	Oregon	4
Arizona	9	Michigan	18	Pennsylvania	8
Arkansas	6	Minnesota	12	South Carolina	3
California	18	Mississippi	5	South Dakota	3
Colorado	13	Missouri	12	Tennessee	11
Florida	17	Montana	5	Texas	42
Georgia	5	Nebraska	13	Utah	11
Idaho	6	Nevada	3	Virginia	3
Illinois	16	New Mexico	4	Washington	12
Indiana	14	New York	1	West Virginia	3
Iowa	18	North Carolina	8	Wisconsin	13
Kansas	17	North Dakota	3	Wyoming	1
Kentucky Louisiana	5 9	Ohio Oklahoma	17 13	Total	391

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 222 at the beginning of 1999 to 387 at the end of fiscal 2008.  The Company's plan is to continue expansion by developing the geographic regions it currently serves and by expanding into contiguous markets.  The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 1999 through the end of fiscal 2008:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year
1999	222	27	1	248
2000	248	28	2	274
2001	274	24	3	295
2002	295	11	2	304
2003	304	16	4	316
2004	316	13	2	327
2005	327	15	4	338
2006	338	17	5	350
2007	350	20	2	368
2008	368	21	2	387

The Company's criteria used when considering a particular location for expansion include:

1.	Market area, including proximity to existing markets to capitalize on name recognition;
2.	Trade area population (number, average age, and college population);
3.	Economic vitality of market area;
4.	Mall location, anchor tenants, tenant mix, and average sales per square foot;
5.	Available location within a mall, square footage, storefront width, and facility of using the current store design;
6.	Availability of experienced management personnel for the market;
7.	Cost of rent, including minimum rent, common area, and extra charges;
8.	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores.  The projected cost of opening a store is approximately $944,000, including construction costs of approximately $714,000 (prior to any construction allowance received) and inventory costs of approximately $230,000, net of accounts payable.

The Company anticipates opening approximately 21 new stores during fiscal 2009 and completing approximately 20 remodels.  Remodels range from partial to full, with construction costs for a full remodel being comparable to those of a new store.  Of the stores scheduled for remodeling during fiscal 2009, it is estimated that all stores will receive full remodeling.  The Company anticipates spending approximately $44 to $48 million for new store construction, remodeling, technology upgrades, and improvements at the corporate headquarters during fiscal 2009.

The Company plans to expand in 2009 by opening stores in existing markets as well as adding new stores in New York and New Jersey, which will represent the Company’s 40th and 41st states.  The Company believes that, given the time required for training personnel, staffing a store, and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

The Company's ability to expand in the future will depend, in part, on general business conditions, the ability to find suitable malls with acceptable sites on satisfactory terms, the availability of financing, and the readiness of trained store managers.  There can be no assurance that the Company's expansion plans will be fulfilled in whole or in part, or that leases under negotiation for planned new sites will be obtained on terms favorable to the Company.

Management Information Systems

The Company's management information systems (MIS) and electronic data processing systems (EDP) consist of a full range of retail, financial, and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable, and merchandise management.

The system includes PC based point-of-sale (POS) registers in each store.  These registers are polled nightly by the central computer (IBM iSeries) using a virtual private network for collection of comprehensive data, including complete item-level sales information, employee time clocking, merchandise transfers and receipts, special orders, supply orders, and returns-to-vendor. In conjunction with the nightly polling, the central computer sends the PC server messages from various departments at the Company headquarters and price changes for the price lookup (PLU) file maintained within the POS registers.

Each weekday morning, the Company initiates an electronic "sweep" of the individual store bank accounts to the Company's primary concentration account.  This allows the Company to meet its obligations with a minimum of borrowing and invest cash on a timely basis.

Management monitors the performance of each of its stores on a continual basis.  Daily information is used to evaluate inventory, determine markdowns, analyze profitability, and assist management in the scheduling and compensation of employees.

The PLU system allows management to control merchandise pricing centrally, permitting faster and more accurate processing of sales at the store and the monitoring of specific inventory items to confirm that centralized pricing decisions are carried out in each of the stores.  Management is able to direct all price changes, including promotional, clearance, and markdowns on a central basis and estimate the financial impact of such changes.

The virtual private network for communication with the stores also supports the Company’s intranet site.  The intranet allows stores to view various types of information from the corporate office.  Stores also have access to a variety of tools such as a product search with pictures, product availability, special order functions, printable forms, links to transmit various requests and information to the corporate office, training videos, email, and information/guidelines from each of the departments at the corporate office.  The Company’s network is also structured so that it can support additional functionality such as digital video monitoring and digital music content programming at each store location.

The Company is committed to the ongoing review of its MIS and EDP systems to maintain productive, timely information and effective controls.  This review includes testing of new products and systems to assure that the Company is aware of technological developments.  Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations.  During fiscal 2009, the company will evaluate its Point-of-Sale systems, including software and hardware, and anticipates testing of systems during the year.

Employees

As of January 31, 2009, the Company had approximately 8,225 employees - approximately 1,702 of whom were full-time.  The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor.  The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees.  However, the Company has not experienced significant difficulty in hiring qualified personnel.  Of the total employees, approximately 540 are employed at the corporate headquarters and in the distribution center.  None of the Company's employees are represented by a union.  Management believes that employee relations are good.

The Company provides medical, dental, life insurance, and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees.  An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan.  To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 98 days or more, and his or her normal workweek must be 35 hours or more.  As of January 31, 2009, 1,427 employees participated in the medical plan, 1,432 in the dental plan, 1,702 in the life insurance plan, 406 in the supplemental life insurance plan, 1,202 in the long-term disability plan, and 1,013 in the cafeteria plan.  With respect to the medical, dental, and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan.  The exact percentage is based upon the employee's term of employment and job classification within the Company.  In addition, all employees receive discounts on Company merchandise.

Competition

The men's and women's apparel industries are highly competitive with fashion, selection, quality, price, location, store environment, and service being the principal competitive factors.  While the Company believes it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of customer service and merchandise selection.

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Hollister, Hot Topic, Gap, Pacific Sunwear, and Metropark.  The men's market also competes with certain department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores, and other local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal, Forever 21, Vanity, and Metropark.  The women's market also competes with department stores, such as Dillards, Federated stores, Parisian, Saks, Bon-Ton stores, and certain local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

Many of the Company's competitors are considerably larger and have substantially greater financial, marketing, and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future.  Furthermore, while the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations within a mall is intense.

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

Daniel J. Hirschfeld, age 67.  Mr. Hirschfeld is Chairman of the Board of the Company.  He has served as Chairman of the Board since April 19, 1991.  Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer.  Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 59.   Mr. Nelson is President and Chief Executive Officer and a Director of the Company.  He has held the titles of President and Director since April 19, 1991.  Mr. Nelson was elected Chief Executive Officer on March 17, 1997.  Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney).  While attending college, he became involved in merchandising and sales supervision for the Company.  Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date.  Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Karen B. Rhoads, age 50.  Ms. Rhoads is the Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company.  Ms. Rhoads was elected a Director on April 19, 1991.  She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor.  Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client.  She has been employed with the Buckle since November 1987.

Brett P. Milkie, age 49.  Mr. Milkie is Vice President of Leasing.  He was elected Vice President of Leasing on May 30, 1996.  Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Kari G. Smith, age 45.  Ms. Smith is Vice President of Sales.  She has held this position since May 31, 2001.  Ms. Smith joined the Company May 16, 1978 as a part-time salesperson.  Later she became store manager in Great Bend, KS and then began working with other stores as an area manager.  Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Patricia K. Whisler, age 52. Ms. Whisler is Vice President of Women’s Merchandising.  She has held this position since May 31, 2001.   Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

Kyle L. Hanson, age 44.  Ms. Hanson is the Corporate Secretary and General Counsel.  She has held this position since February 2001.  Ms. Hanson joined the Company in May 1998 as General Counsel.  She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney).  Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with Kutak Rock law firm in Omaha from 1990 to 1996.

Robert M. Carlberg, age 46.  Mr. Carlberg is Vice President of Men’s Merchandising.  He has held this position since December 11, 2006.  Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the Men’s Merchandising team.  He has been full-time with the merchandising team since January 2001.

ITEM 1A – RISK FACTORS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995 and Risk Factors

Certain statements herein, including anticipated store openings, trends in or expectations regarding The Buckle, Inc.’s revenue and net earnings growth, comparable store sales growth, cash flow requirements, and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties.  Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, changes in product mix, changes in fashion trends and/or pricing, competitive factors, general economic conditions, economic conditions in the retail apparel industry, successful execution of internal performance and expansion plans, and other risks detailed herein and in The Buckle, Inc.’s other filings with the Securities and Exchange Commission.

A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur.  Users should not place undue reliance on the forward-looking statements, which are accurate only as of the date of this report.  The Company is under no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  In management’s judgment, the following are material risk factors:

Dependence on Merchandising/Fashion Sensitivity.  The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner.  The Company’s failure to anticipate, identify, or react appropriately and timely to the changes in fashion trends would reduce the Company’s net sales and profitability.  Misjudgments or unanticipated fashion changes could have a negative impact on the Company’s image with its customers, which would also reduce the Company’s net sales and profitability.

Dependence on Private Label Merchandise.  Sales from private label merchandise accounted for approximately 28% of net sales for fiscal 2008 and 30% of net sales for fiscal 2007.  The Company may increase or decrease the percentage of net sales from private label merchandise in the future.  The Company’s private label products generally earn a higher margin than branded product.  Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

Fluctuations in Comparable Store Net Sales Results.  The Company’s comparable store net sales results have fluctuated in the past and are expected to continue to fluctuate in the future.  A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, calendar shifts of holiday periods, actions by competitors, weather conditions, and general economic conditions.  As a result of these or other factors, the Company’s future comparable store sales could decrease, reducing overall net sales and profitability.

Ability to Continue Expansion and Management of Growth.  The Buckle, Inc.’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion.  During fiscal 2009, the Company plans to open 21 new stores.  This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees.  There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions.  There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable.  If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability.  If the Company opened unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

Reliance on Key Personnel.  The continued success of The Buckle, Inc. is dependent to a significant degree on the continued service of key personnel, including senior management.  The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus reducing net earnings.  The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s failure to attract and retain qualified personnel could reduce the number of new stores the Company could open in a year which would cause net sales to decline, could create additional operating expenses, and could reduce overall profitability for the Company.

Dependence on a Single Distribution Facility and Third-Party Carriers.  The distribution function for all of the Company’s stores is handled from a single facility in Kearney, Nebraska.  Any significant interruption in the operation of the distribution facility due to natural disasters, system failures, or other unforeseen causes would impede the distribution of merchandise to the stores, causing a decline in store inventory, a reduction in store sales, and a reduction in Company profitability.  Interruptions in service by common carriers could also delay shipment of goods to Company store locations.  Additionally, there can be no assurance that the current facilities will be adequate to support the Company’s future growth.

Reliance on Foreign Sources of Production.  The Company purchases a portion of its private label merchandise through sourcing agents in foreign markets.  In addition, some of the Company’s domestic vendors manufacture goods overseas.  The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs, and quotas.  The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of duties, taxes, and other charges on imports, and local business practice and political issues which may result in adverse publicity.   The Company’s inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise, and reduce merchandise margins if comparable inventory is purchased from branded sources.  Any or all of these changes would cause a decrease in the Company’s net sales and net earnings.

Dependence upon Maintaining Sales and Profit Growth in the Highly Competitive Retail Apparel Industry.  The specialty retail industry is highly competitive.  The Company competes primarily on the basis of fashion, selection, quality, price, location, service, and store environment.  The Company faces a variety of competitive challenges, including:

•      anticipating and responding timely to changing customer demands and preferences;
•	effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;
•	providing unique, high-quality merchandise in styles, colors, and sizes that appeal to consumers;
•      sourcing merchandise efficiently;
•      competitively pricing merchandise and creating customer perception of value;
•      monitoring increased labor costs, including increases in health care benefits and worker’s compensation costs.

There is no assurance that the Company will be able to compete successfully in the future.

Reliance on Consumer Spending Trends.  The continued success of the Company depends, in part, upon numerous factors that impact the levels of individual disposable income and thus, consumer spending.  Factors include the political environment, economic conditions, employment, consumer debt, interest rates, inflation, and consumer confidence.  A decline in consumer spending, for any reason, could have an adverse effect on the Company’s net sales, gross profits, and results from operations.

Modifications and/or Upgrades to Information Technology Systems May Disrupt Operations.  The Company relies upon its various information systems to manage its operations and regularly evaluates its information technology in order for management to identify investment opportunities for maintaining, modifying, upgrading, or replacing these systems.  There are inherent risks associated with replacing or changing these systems.  Any delays, errors in capturing data, or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s business.

Market/Liquidity Risk Related to the Company’s Investments.  In prior years, the Company invested a portion of its investments in auction-rate securities (“ARS”), including one ARS that was converted to preferred stock prior to January 31, 2009.  As of January 31, 2009 and February 2, 2008, $30.9 million and $145.8 million, respectively, of investments were in ARS and preferred securities.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The failed auctions have limited the liquidity of the Company’s investments in ARS, and the Company believes that certain of the underlying issuers of its ARS are currently at risk. Further auction failures could have a material impact on Company’s earnings; however, the Company does not believe further auction failures would have a material impact on its ability to fund its business.

The Company reviews impairment in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, to determine the classification of potential impairments as either temporary or other-than-temporary.  A temporary impairment results in an unrealized loss being recorded in other comprehensive income.  An impairment that is considered other-than-temporary would be recognized in net income.  The Company considers various factors in reviewing impairment, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  The Company believes it has the ability and maintains its intent to hold its investments until recovery of market value occurs.

The Company’s investments in ARS are reported at fair market value, and as of January 31, 2009, the reported investment amount is net of a $1.5 million temporary impairment and a $5.2 million other-than-temporary impairment (“OTTI”) recorded during fiscal 2008 to account for the impairment of certain securities from their stated par value.  The Company reported the $1.5 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.9 million in stockholders’ equity as of January 31, 2009.  The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.  The Company reported the $5.2 million OTTI ($3.2 million, net of tax) as a loss in the statement of income for the fiscal year ended January 31, 2009.  The Company was able to successfully liquidate $112.9 million of its investments in ARS at par value during fiscal 2008.

The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in market value.  In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.  Given current market conditions in the ARS market, the Company may incur additional temporary impairment or OTTI in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

Interest Rate Risk.  To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates.  As of January 31, 2009, no borrowings were outstanding under its line of credit facility.  The Company is also exposed to market risk related to interest rate risk on its cash and investments in interest-bearing securities.  These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity.  If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $390,000, or approximately $0.01 per share.  This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

The company cautions that the risk factors described above could cause actual results to vary materially from those anticipated in any forward-looking statements made by or on behalf of the Company.  Management cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to vary from those contained in forward-looking statements.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities.  Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options.  In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms.  The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling.  Consent of the landlord generally is required to remodel or change the name under which the Company does business.  The Company has not experienced problems in obtaining such consent in the past.  Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges.  The current terms of the Company's leases, including automatic renewal options, expiring on or before January 31st of each year is as follows:

Year	Number of expiring leases
2010	85
2011	60
2012	42
2013	28
2014	38
2015	15
2016	25
2017 and later	98
Total	391

The corporate headquarters and distribution center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska.  The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition.  The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters.  This building houses the Company’s screenprinting operations.  The Company also acquired the lease, with favorable terms, on the land the building is built upon.  The lease is currently in the second of ten five-year renewal options, which expires on October 31, 2011.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE.  Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock.

Dividend Payments

During fiscal 2006, cash dividends were $0.0756 per share in the first and second quarters, $0.0889 per share in the third quarter, and $0.1333 per share in the fourth quarter.  In addition, the Company paid a special one-time cash dividend of $1.3333 per share in the fourth quarter of fiscal 2006.  During fiscal 2007, cash dividends were $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters.  During fiscal 2008, cash dividends were $0.1667 per share in the first and second quarters and $0.20 per share in the third and fourth quarters.  In addition, the Company paid a special one-time cash dividend of $2.00 per share in the third quarter of fiscal 2008.  Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of January 12, 2007 and 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of these stock splits.  The Company plans to continue its quarterly dividends during fiscal 2009.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 31, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 2, 2008 to Nov. 29, 2008	356,400	$16.14	356,400	1,000,000
Nov. 30, 2008 to Jan. 3, 2009	200,000	$17.84	200,000	800,000
Jan. 4, 2009 to Jan. 31, 2009	700	$19.91	700	799,300
	557,100	$16.76	557,100

Of the shares repurchased, 356,400 were purchased pursuant to the 750,000 share corporate stock repurchase program authorized by the Board of Directors on November 27, 2007, completing that authorization.  The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008.  The Company has 799,300 shares remaining to complete this authorization.

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the Russell 2000 Stock Index and a peer group of Retail Trade Stocks.

Total Return Analysis
	2/1/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009
The Buckle, Inc.	$100.00	$112.86	$141.38	$217.67	$275.88	$232.48
New Peer Group	$100.00	$133.87	$133.96	$159.38	$139.12	$65.63
Russell 2000 Index	$100.00	$107.45	$126.25	$137.81	$122.82	$76.37

The following table lists the Company’s quarterly market range for fiscal years 2008, 2007, and 2006, as reported by the New York Stock Exchange, and has been adjusted to reflect the 3-for-2 stock splits, effected in the form of stock dividends, on each of January 12, 2007 and October 30, 2008:

	Fiscal Years Ended
	January 31, 2009		February 2, 2008		February 3, 2007
Quarter	High	Low	High	Low	High	Low
First	$33.67	$24.72	$24.91	$21.63	$19.11	$15.32
Second	35.98	29.03	27.63	22.71	19.26	16.69
Third	44.57	21.08	29.14	21.46	17.78	14.83
Fourth	27.20	13.57	28.90	20.03	24.43	16.83

The number of record holders of the Company’s common stock as of March 26, 2009 was 396.  Based upon information from the principal market makers, the Company believes there are approximately 4,500 beneficial owners.  The closing price of the Company’s common stock on March 26, 2009 was $32.31.

Additional information required by this item appears in the Notes to Financial Statements under Footnote J "Stock-Based Compensation" on pages 48 to 51 of this report and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA
	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007 (d)	2006	2005
Income Statement Data
Net sales	$792,046	$619,888	$530,074	$501,101	$470,937
Cost of sales (including buying, distribution, and occupancy costs)	448,558	365,350	322,760	307,063	299,958
Gross profit	343,488	254,538	207,314	194,038	170,979
Selling expenses	151,251	118,699	107,592	100,148	89,008
General and administrative expenses	30,041	26,212	20,701	17,568	18,599
Income from operations	162,196	109,627	79,021	76,322	63,372
Other income, net	7,829	9,183	9,032	6,123	4,470
Unrealized loss on securities	(5,157)	-	-	-	-
Income before income taxes	164,868	118,810	88,053	82,445	67,842
Provision for income taxes	60,459	43,563	32,327	30,539	24,613
Net income	$104,409	$75,247	$55,726	$51,906	$43,229
Basic earnings per share	$2.30	$1.69	$1.29	$1.17	$0.90
Diluted earnings per share	$2.24	$1.63	$1.24	$1.13	$0.86
Dividends declared per share (a)	$2.73	$0.60	$1.71	$0.27	$0.20
Selected Operating Data
Stores open at end of period	387	368	350	338	327
Average sales per square foot	$401	$335	$302	$298	$291
Average sales per store (000's)	$1,995	$1,668	$1,493	$1,474	$1,454
Comparable store sales change (b)	20.6%	13.2%	0.0%	1.4%	6.3%
Balance Sheet Data (c)
Working capital	$197,539	$184,395	$189,017	$193,428	$219,231
Long-term investments	$56,213	$81,201	$31,958	$41,654	$54,395
Total assets	$465,340	$450,657	$368,198	$374,266	$405,543
Long-term debt	-	-	-	-	-
Stockholders' equity	$337,222	$338,320	$286,587	$299,793	$332,928

(a)  During fiscal 2004, the Company paid cash dividends of $0.0444 per share in the first and second quarters and $0.0533 per share in the third and fourth quarters. During fiscal 2005, cash dividends were $0.0533 per share in the first quarter, $0.0667 per share in the second quarter, and $0.0756 per share in the third and fourth quarters. During fiscal 2006, cash dividends were $0.0756 per share in the first and second quarters, $0.0889 per share in the third quarter, and $0.1333 per share in the fourth quarter. In addition, the Company paid a special one-time cash dividend of $1.3333 per share in the fourth quarter of fiscal 2006. During fiscal 2007, cash dividends were $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters. During fiscal 2008, cash dividends were $0.1667 per share in the first and second quarters and $0.20 per share in the third and fourth quarters. In addition, the Company paid a special one-time cash dividend of $2.00 per share in the third quarter of fiscal 2008. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of January 12, 2007 and 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of these stock splits.
(b)  Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period presented. Stores which have been remodeled, expanded, and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Online sales are excluded from comparable store sales.
(c)  At the end of the period.
(d)  Consists of 53 weeks.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto of the Company included in this Form 10-K.  The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying financial statements included in this Form 10-K.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales For Fiscal Years Ended			Percentage Increase (Decrease)
	January 31, 2009	February 2, 2008	February 3, 2007	Fiscal Year 2007 to 2008	Fiscal Year 2006 to 2007

Net sales	100.0%	100.0%	100.0%	27.8%	16.9%
Cost of sales (including buying,
distribution, and occupancy costs)	56.6%	58.9%	60.9%	22.8%	13.2%
Gross profit	43.4%	41.1%	39.1%	34.9%	22.8%
Selling expenses	19.1%	19.1%	20.3%	27.4%	10.3%
General and administrative expenses	3.8%	4.2%	3.9%	14.6%	26.6%
Income from operations	20.5%	17.7%	14.9%	48.0%	38.7%
Other income, net	1.0%	1.5%	1.7%	(14.7)%	1.7%
Unrealized loss on securities	(0.7)%	-	-	-	-
Income before income taxes	20.8%	19.2%	16.6%	38.8%	34.9%
Provision for income taxes	7.6%	7.0%	6.1%	38.8%	34.8%
Net income	13.2%	12.1%	10.5%	38.8%	35.0%

Fiscal 2008 Compared to Fiscal 2007

Net sales for the 52-week fiscal year ended January 31, 2009, increased 27.8 percent to $792.0 million from net sales of $619.9 million for the 52-week fiscal year ended February 2, 2008.  Comparable store net sales for the fiscal year increased by $119.1 million, or 20.6%, in comparison to the 52-week year ended February 2, 2008.  The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the year, in addition to a 5.0% increase in the average retail price of merchandise sold during the year and a 2.5% increase in the average number of units sold per transaction.  Sales growth for the fiscal year was also attributable to the inclusion of a full year of operating results for the 20 new stores opened during fiscal 2007, to the opening of 21 new stores during fiscal 2008, and to growth in online sales.

The Company’s average retail price per piece of merchandise sold increased $2.06, or 5.0%, during fiscal 2008 compared to fiscal 2007.  This $2.06 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): an 11.3% increase in average knit shirt price points ($1.35), a 7.1% increase in average denim price points ($1.19), a 12.7% increase in average woven shirt price points ($0.29), a 4.3% increase in average accessory price points ($0.14), a 12.3% increase in average sweater price points ($0.12), and increased average price points in certain other categories ($0.10).  These increases were partially offset by the impact of a shift in the merchandise mix (-$1.13).  These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.  Average sales per square foot for fiscal 2008 increased 19.7% from $335 to $401.

Gross profit after buying, distribution, and occupancy costs increased $88.9 million in fiscal 2008 to $343.5 million, a 34.9% increase.  As a percentage of net sales, gross profit increased from 41.1% in fiscal 2007 to 43.4% in fiscal 2008.  The increase was primarily due to a 0.50% improvement, as a percentage of net sales, in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by an increase in Primo Card redemptions and a slight reduction, as a percentage of net sales, in private label merchandise sales.  The increase was also attributable to a 1.90% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs.  These improvements were partially offset by an increase in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).  Merchandise shrinkage was flat at 0.50% of net sales for both fiscal 2008 and fiscal 2007.

Selling expenses increased from $118.7 million in fiscal 2007 to $151.3 million in fiscal 2008, a 27.4% increase.  Selling expenses as a percentage of net sales was 19.1% in both fiscal 2007 and fiscal 2008.  Increases driven primarily by an increase in expense related to the incentive bonus accrual (0.60%, as a percentage of net sales), an increase in internet related fulfillment and marketing expenses (0.15%, as a percentage of net sales), and investments made during the fourth quarter related to certain store fixtures and supplies (0.20%, as a percentage of net sales) were offset by a 0.65% reduction, as a percentage of net sales, in store payroll expense and a 0.30% reduction related the leveraging of certain other selling expenses.

General and administrative expenses increased from $26.2 million in fiscal 2007 to $30.0 million in fiscal 2008, a 14.6% increase.  As a percentage of net sales, general and administrative expenses decreased from 4.2% in fiscal 2007 to 3.8% in fiscal 2008.  General and administrate expenses for fiscal 2008 are reported net of a $3.0 million gain from the involuntary conversion of one of the Company’s corporate aircrafts to a monetary asset upon receipt of $11.5 million in insurance proceeds.  The aircraft was destroyed by a tornado that hit the airport in Kearney, Nebraska on May 29, 2008.  Excluding the $3.0 million gain recognized during the second quarter of the fiscal year, general and administrative expenses were 4.2% of net sales in both fiscal 2007 and fiscal 2008.  An increase in expense related to the incentive bonus accrual (0.20%, as a percentage of net sales) was offset by a 0.20% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses

As a result of the above changes, the Company’s income from operations increased $52.6 million to $162.2 million for fiscal 2008, a 48.0% increase compared to fiscal 2007.  Income from operations was 20.5% as a percentage of net sales in fiscal 2008 compared to 17.7% as a percentage of net sales in fiscal 2007.

Other income decreased from $9.2 million in fiscal 2007 to $7.8 million in fiscal 2008, a 14.7% decrease.  The decrease in other income is due to a reduction in income earned on the Company’s cash and investments, as a result of lower interest rates.

Additionally, as referenced in Note B to the financial statements, the Company recorded a total of $5.2 million in unrealized losses during fiscal 2008 resulting from the other-than-temporary impairment of certain of its investments in auction-rate securities.  The other-than-temporary impairment has been recorded as a separate component in the statement of income for the fiscal year ended January 31, 2009.

Income tax expense as a percentage of pre-tax income was 36.7% in both fiscal 2007 and fiscal 2008, bringing net income to $104.4 million in fiscal 2008 versus $75.2 million in fiscal 2007, an increase of 38.8%.

Fiscal 2007 Compared to Fiscal 2006

Fiscal 2007 net sales, for the 52-week period ended February 2, 2008, increased 16.9 percent to $619.9 million from net sales of $530.1 million for the 53-week fiscal year ended February 3, 2007.  Comparable store net sales for the fiscal year increased by $65.0 million, or 13.2%, in comparison to the 52-week period ended February 3, 2007.  The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the year, a 2.7% increase in the average retail price of merchandise sold during the year, and a slight increase in the average number of units sold per transaction.  Sales growth for the fiscal year was also attributable to the inclusion of a full year of operating results for the 17 new stores opened during fiscal 2006, to the opening of 20 new stores during fiscal 2007, and to growth in online sales.  These increases were partially offset by the inclusion of an extra week of sales in fiscal 2006, as a result of the 53rd week in the retail calendar.

The Company’s average retail price per piece of merchandise sold increased $1.07, or 2.7%, during fiscal 2007 compared to fiscal 2006.  This $1.07 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): an 11.0% increase in average knit shirt price points ($1.09), a 5.4% increase in average denim price points ($0.92), and a 6.0% increase in average woven shirt price points ($0.15).  These increases were partially offset by the impact of a shift in the merchandise mix (-$0.76) and by reduced average price points in certain other categories (including footwear and accessories).  These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.  Average sales per square foot for fiscal 2007 increased 10.9% from $302 to $335.

Gross profit after buying, distribution, and occupancy costs increased $47.2 million in fiscal 2007 to $254.5 million, a 22.8% increase.  As a percentage of net sales, gross profit increased from 39.1% in fiscal 2006 to 41.1% in fiscal 2007.  The increase was primarily attributable to a 1.00% improvement, as a percentage of net sales, in actual merchandise margins, which was achieved through an increase in regular-price selling during the period that was partially offset by a slight reduction, as a percentage of net sales, in private label merchandise sales.  The increase was also attributable to a 1.20% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs.  These improvements were partially offset by an increase in expense related to the incentive bonus accrual (0.20%, as a percentage of net sales).  Merchandise shrinkage decreased from 0.70% in fiscal 2006 to 0.50% in fiscal 2007.

Selling expenses increased from $107.6 million in fiscal 2006 to $118.7 million in fiscal 2007, a 10.3% increase.  Selling expenses as a percentage of net sales decreased from 20.3% for fiscal 2006 to 19.2% for fiscal 2007.  The decrease was primarily attributable to a 0.65% reduction, as a percentage of net sales, in store payroll expense, a 0.30% reduction in stock option compensation expense, and a 0.25% reduction in advertising expense.  The Company also achieved a 0.50% reduction, as a percentage of net sales, by leveraging certain other selling expenses.  These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.40%, as a percentage of net sales), bankcard fees (0.10%, as a percentage of net sales), and health insurance expense (0.10%, as a percentage of net sales).

General and administrative expenses increased from $20.7 million in fiscal 2006 to $26.2 million in fiscal 2007, a 26.6% increase.  As a percentage of net sales, general and administrative expenses increased from 3.9% for fiscal 2006 to 4.2% for fiscal 2007.  The increase was driven primarily by increases in expense related to the incentive bonus accrual (0.50%, as a percentage of net sales) and equity compensation expense related to outstanding shares of non-vested stock (0.10%, as a percentage of net sales).  These increases were partially offset by a 0.30% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses.

As a result of the above changes, the Company’s income from operations increased $30.6 million to $109.6 million for fiscal 2007, a 38.7% increase compared to fiscal 2006.  Income from operations was 17.7% as a percentage of net sales in fiscal 2007 compared to 14.9% as a percentage of net sales in fiscal 2006.

Other income increased from $9.0 million in fiscal 2006 to $9.2 million in fiscal 2007, a 1.7% increase.  The increase in other income is primarily due to an increase in income earned on the Company’s cash and investments, resulting from higher average balances of cash and investments, which was partially offset by the impact of proceeds received during fiscal 2006 for Hurricane Katrina and Hurricane Rita insurance claims and for the settlement of a lawsuit relating to Visa/Mastercard interchange fees.

Income tax expense as a percentage of pre-tax income was 36.7% in both fiscal 2007 and fiscal 2006, bringing net income to $75.2 million for fiscal 2007 versus $55.7 million for fiscal 2006, an increase of 35.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2009, the Company had working capital of $197.5 million, including $162.5 million of cash and cash equivalents and $19.2 million of short-term investments.  The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures.  Historically, the Company’s primary source of working capital has been cash flow from operations.  During fiscal 2008, 2007, and 2006 the Company's cash flow from operations was $143.7 million, $121.1 million, and $80.4 million, respectively.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit.  The line of credit provides that outstanding letters of credit cannot exceed $10 million.  Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank.  The Company has, from time to time, borrowed against these lines of credit.  There were no borrowings during fiscal 2008, 2007, and 2006.  The Company had no bank borrowings as of January 31, 2009, was in compliance with the terms and conditions of the line of credit agreement, and does not anticipate any difficulties in renewing the line of credit during fiscal 2009.

Dividend payments – During fiscal 2008, the Company paid total cash dividends of $126.7 million as follows:  $0.1667 per share in the first and second quarters, $0.20 per share in the third and fourth quarters, and a special one-time cash dividend of $2.00 per share in the third quarter.  During fiscal 2007, cash dividends totaled $27.0 million as follows:  $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters.  During fiscal 2006, cash dividends totaled $74.9 million as follows:  $0.0756 per share in the first and second quarters, $0.0889 per share in the third quarter, $0.1333 per share in the fourth quarter, and a special one-time cash dividend of $1.3333 per share in the fourth quarter.  Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of January 12, 2007 and 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of these stock splits.  The Company plans to continue its quarterly dividends in fiscal 2009.

Stock repurchase plan - During fiscal 2008, 2007, and 2006, the Company used cash for repurchasing shares of the Company’s common stock.  In fiscal 2008, the Company purchased 557,100 shares at a cost of $9.4 million.  The Company purchased 963,750 shares in fiscal 2007 at a cost of $21.6 million and 981,450 shares in fiscal 2006 at a cost of $16.0 million.  For fiscal 2007 and fiscal 2006, the number of shares purchased prior to the Company's 3-for-2 stock split in January 2007 and 3-for-2 stock split in October 2008, have been adjusted to reflect the impact of these stock splits.  The Board of Directors authorized a new 1,000,000 share repurchase plan on November 20, 2008, of which 799,300 shares remained available for repurchase as of January 31, 2009.

During fiscal 2008, 2007, and 2006, the Company invested $28.6 million, $25.2 million, and $19.0 million, respectively, in new store construction, store renovation, and store technology upgrades.  The Company also spent $3.6 million, $2.3 million, and $2.9 million, in fiscal 2008, 2007, and 2006, respectively, in capital expenditures for the corporate headquarters and distribution facility.  The Company also spent $15.2 million during the third quarter of fiscal 2008 to purchase a new corporate aircraft as a replacement for the aircraft that was destroyed by a tornado earlier in the year.

During fiscal 2009, the Company anticipates completing approximately 41 store construction projects, including approximately 21 new stores and approximately 20 stores to be remodeled and/or relocated.  As of March 2009, leases for 25 new stores have been signed and leases for 5 additional locations, for fiscal years 2009 – 2011, are under negotiation; however, exact new store openings, remodels, and relocations may vary from those anticipated.  The average cost of opening a new store during fiscal 2008 was approximately $0.9 million, including construction costs of approximately $0.7 million and inventory costs of approximately $0.2 million, net of payables.   Management estimates that total capital expenditures during fiscal 2009 will be approximately $44 to $48 million.  The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.  The Company has had a consistent record of generating positive cash flows each year and, as of January 31, 2009, had total cash and investments of $237.8 million.  The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for new store expansion and remodels.  Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

Future conditions, however, may reduce the availability of funds based upon factors such as a decrease in demand for the Company’s product, change in product mix, competitive factors, and general economic conditions as well as other risks and uncertainties which would reduce the Company’s sales, net profitability, and cash flows.  Also, the Company’s acceleration in store openings and/or remodels, or entering into a merger, acquisition, or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

Auction-Rate Securities - As of January 31, 2009, total cash and investments included $30.3 million of auction-rate securities (“ARS”) and $0.6 million of preferred securities, which compares to $145.8 million of ARS and $0.0 of preferred securities as of February 2, 2008.  Of the $30.9 million in ARS and preferred securities as of January 31, 2009, $1.6 million has been included in short-term investments, due to known or anticipated subsequent redemptions at par value plus accrued interest, and $29.3 million has been included in long-term investments.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk.  The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of January 31, 2009, the reported investment amount is net of a $1.5 million temporary impairment and a $5.2 million other-than-temporary impairment (“OTTI”) recorded during fiscal 2008 to account for the impairment of certain securities from their stated par value.  The Company reported the $1.5 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.9 million in stockholders’ equity as of January 31, 2009.  The Company has accounted for the impairment as temporary, as it currently anticipates being able to successfully liquidate its investments without loss once the ARS market resumes normal operations.  The Company reported the $5.2 million OTTI ($3.2 million, net of tax) as a loss in the statement of income for the fiscal year ended January 31, 2009.  The OTTI is related to investments in auction-rate preferred securities (“ARPS”).  ARPS are ARS that have an underlying asset of perpetual preferred stock, providing that in the event of default or liquidation of the collateral by the ARS issuer or trustee, the Company is entitled to receive preferred shares in the ARS issuer.  Lehman (which filed for bankruptcy in September 2008) was the broker and auction agent for all of the ARPS held by the Company.  The Lehman bankruptcy resulted in the conversion of the Bank of America ARPS to preferred stock during January 2009.  The converted shares are valued at the quoted price of the security as of January 31, 2009.  Additionally, as a result of the Lehman bankruptcy, the Company had its remaining ARPS converted to preferred securities subsequent to year end.  All of these issues of preferred stock are publicly traded and have experienced significant declines in value.  Since it is unlikely that the fair market value of these investments will recover in the near term, the Company recorded a charge for OTTI based on the closing price of the converted security as well as for each of the preferred securities underlying the ARPS as of January 31, 2009.  Any future fluctuation in fair value related to these securities that the Company judges to be other-than-temporary, including any recoveries of previous write-downs, would be recorded in the statement of income as an adjustment to net income.

The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist.  The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal.  Additional indicators of impairment include the duration and severity of the decline in market value.  The interest rates on these investments will be determined by the terms of each individual ARS.  The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues.  In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.  The Company believes it has the ability and intent to hold these investments until recovery of market value occurs.

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

1.
Revenue Recognition.  Retail store sales are recorded upon the purchase of merchandise by customers.  Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer.  Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses.  The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer.  Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise.  A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased.  The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively.  The liability recorded for unredeemed gift certificates and gift cards was $10.1 million and $8.5 million as of January 31, 2009 and February 2, 2008, respectively.  The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007 was $0.4 million, $0.0 million, and $0.3 million, respectively.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage.  Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings.  The accrued liability for reserve for sales returns was $0.5 million and $0.4 million at January 31, 2009 and February 2, 2008, respectively.

2.
Inventory.  Inventory is valued at the lower of cost or market.  Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method.  Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels.  Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions.  Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment.  Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings.  The liability recorded as a reserve for markdowns and/or obsolescence was $6.2 million and $5.8 million as of January 31, 2009 and February 2, 2008, respectively.  The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

5.
Investments.  As more fully described in Liquidity and Capital Resources on pages 22 to 24 and in Note B to the financial statements on pages 40 to 42, in prior years the Company invested a portion of its investments in auction-rate securities (“ARS”) and preferred securities.  As of January 31, 2009 $30.3 million in investments were in ARS and $0.6 million in preferred securities.  As of February 2, 2008, $145.8 million were in ARS and $0.0 in preferred securities.

The Company reviews impairment in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, to determine the classification of potential impairments as either temporary or other-than-temporary.  A temporary impairment results in an unrealized loss being recorded in other comprehensive income.  An impairment that is considered other-than-temporary would be recognized in net income.  The Company considers various factors in reviewing impairment, including the duration and severity of the decline in market value.  In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, the current and expected market and industry conditions in which the investee operates, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs.

The Company’s investments in ARS and preferred securities are classified as available-for-sale and reported at fair market value.  As of January 31, 2009, the reported investment amount is net of a $1.5 million temporary impairment and a $5.2 million other-than-temporary impairment (“OTTI”).  These amounts have been recorded during fiscal 2008 to account for the impairment of certain securities from their stated par value.  The $1.5 million temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $0.9 million in stockholders’ equity as of January 31, 2009.  The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.  The Company has reported the $5.2 million OTTI ($3.2 million, net of tax) as a loss in the statement of income for the year ended January 31, 2009.

The Company determined the fair value of ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs, where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS;
•	Pricing was provided by a third-party broker for ARS;
•	Pricing was provided by a third-party valuation consultant;
•	Sales of similar securities;
•	Quoted prices for similar securities in active markets;
•	Quoted prices for underlying publicly traded preferred securities;
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates.  Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of January 31, 2009.

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

In addition, the commercial obligations and commitments made by the Company are customary transactions, which are similar to those of other comparable retail companies.  The operating lease obligations shown in the table below represent future cash payments to landlords required to fulfill the Company’s minimum rent requirements.  Such amounts are actual cash requirements by year and are not reported net of any tenant improvement allowances received from landlords.

The following tables identify the material obligations and commitments as of January 31, 2009:

	Payments Due by Period
Contractual Obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$-	$-	$-	$-	$-
Purchase obligations	$4,081	$3,963	$118	$-	$-
Deferred compensation	$4,090	$-	$-	$-	$4,090
Operating leases	$240,269	$43,398	$69,312	$52,740	$74,819
Total contractual obligations	$248,440	$47,361	$69,430	$52,740	$78,909

Amount of Commitment Expiration by Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table.  Certain merchandise purchase orders require that the Company open letters of credit.  When the Company takes possession of the merchandise, it releases payment on the letters of credit.  The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded.  The Company believes it has sufficient credit available to open letters of credit for merchandise purchases.  There were no bank borrowings during fiscal 2008, 2007, and 2006.  The Company had outstanding letters of credit totaling $1.1 million and $0.8 million at January 31, 2009 and February 2, 2008, respectively.  The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales.  For fiscal years 2008, 2007, and 2006, the holiday and back-to-school seasons accounted for approximately 37%, 38%, and 36%, respectively, of the Company's fiscal year net sales.  Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years.  Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.0 million at both January 31, 2009 and February 2, 2008, from a life insurance trust fund controlled by the Company’s Chairman.  The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy.  The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds.  The note is secured by a life insurance policy on the Chairman.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis.  In addition, in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The partial adoption of SFAS 157 during fiscal 2008 did not have any impact on the Company’s financial position or results of operations and the Company is evaluating the impact of the adoption of SFAS 157 for non-financial assets beginning in the first quarter of fiscal 2009.  The Company does not anticipate the adoption will have a material impact on the Company’s financial position or results of operations.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates.  As of January 31, 2009, no borrowings were outstanding under the line of credit facility.   The Company is not a party to any derivative financial instruments.  Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities.  These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity.  If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments.  For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $390,000 or approximately $0.01 per share.  This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At January 31, 2009, the Company held $37.5 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock.  The Company concluded that a $1.5 million temporary impairment and $5.2 million other-than-temporary impairment existed related to these securities as of January 31, 2009.  Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the accompanying balance sheets of The Buckle, Inc. (the “Company”) as of January 31, 2009 and February 2, 2008, and the related statements of income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at item 15. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Buckle, Inc. as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 30, 2009, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 30, 2009

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

	January 31,	February 2,
ASSETS	2009	2008

CURRENT ASSETS:
Cash and cash equivalents	$162,463	$64,293
Short-term investments (Notes A, B, and C)	19,150	102,910
Accounts receivable, net of allowance of $46 and $62, respectively	3,734	2,800
Inventory	83,963	77,639
Prepaid expenses and other assets (Note F)	17,655	13,979
Total current assets	286,965	261,621

PROPERTY AND EQUIPMENT (Note D):	264,154	240,237
Less accumulated depreciation and amortization	(147,460)	(137,903)
	116,694	102,334

LONG-TERM INVESTMENTS (Notes A, B, and C)	56,213	81,201
OTHER ASSETS (Notes F and G)	5,468	5,501

	$465,340	$450,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,472	$25,155
Accrued employee compensation	40,460	27,836
Accrued store operating expenses	7,701	5,704
Gift certificates redeemable	10,144	8,511
Income taxes payable	8,649	10,020
Total current liabilities	89,426	77,226

DEFERRED COMPENSATION (Note I)	4,090	4,127
DEFERRED RENT LIABILITY	34,602	30,984
Total liabilities	128,118	112,337

COMMITMENTS (Notes E and H)

STOCKHOLDERS’ EQUITY (Note J):
Common stock, authorized 100,000,000 shares of $.01 par value;
45,906,265 and 29,841,668 shares issued and outstanding at
January 31, 2009 and February 2, 2008, respectively	459	298
Additional paid-in capital	68,894	46,977
Retained earnings	268,789	291,045
Accumulated other comprehensive loss	(920)	-
Total stockholders’ equity	337,222	338,320

	$465,340	$450,657

See notes to financial statements.

THE BUCKLE, INC.

STATEMENT OF INCOME
(Dollar Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
SALES, Net of returns and allowances of $54,973, $42,087, and $38,492, respectively	$792,046	$619,888	$530,074

COST OF SALES (Including buying, distribution, and occupancy costs)	448,558	365,350	322,760

Gross profit	343,488	254,538	207,314

OPERATING EXPENSES:
Selling	151,251	118,699	107,592
General and administrative	30,041	26,212	20,701
	181,292	144,911	128,293

INCOME FROM OPERATIONS	162,196	109,627	79,021

OTHER INCOME, Net (Note A)	7,829	9,183	9,032
UNREALIZED LOSS ON SECURITIES (Note B)	(5,157)	-	-

INCOME BEFORE INCOME TAXES	164,868	118,810	88,053

PROVISION FOR INCOME TAXES (Note F)	60,459	43,563	32,327

NET INCOME	$104,409	$75,247	$55,726

EARNINGS PER SHARE (Note K):
Basic	$2.30	$1.69	$1.29

Diluted	$2.24	$1.63	$1.24

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

						Accumulated
			Additional		Unearned	Other
	Number of	Common	Paid-in	Retained	Compen-	Comprehensive
	Shares	Stock	Capital	Earnings	sation	Loss	Total

BALANCE, January 29, 2006	19,339,153	$193	$39,651	$261,948	$(1,999)	$-	$299,793

Reclassify unearned compensation	-	-	(1,999)	-	1,999	-	-
Net income	-	-	-	55,726	-	-	55,726
Dividends paid on common stock,
($.0756 per share - 1st and 2nd qtrs)	-	-	-	(6,647)	-	-	(6,647)
($.0889 per share - 3rd qtr)	-	-	-	(3,841)	-	-	(3,841)
($.1333 per share - 4th qtr)	-	-	-	(5,879)	-	-	(5,879)
($1.333 per share - 4th qtr)	-	-	-	(58,507)	-	-	(58,507)
Common stock issued on exercise
of stock options	573,406	6	11,262	-	-	-	11,268
Issuance of non-vested stock	136,000	1	(1)	-	-	-	-
Amortization of non-vested
stock grants	-	-	2,708	-	-	-	2,708
Forfeiture of non-vested stock	(5,530)	-	(13)	-	-	-	(13)
Stock option compensation expense	-	-	2,510	-	-	-	2,510
Common stock purchased and retired	(436,200)	(4)	(16,040)	-	-	-	(16,044)
Income tax benefit related to
exercise of stock options	-	-	5,513	-	-	-	5,513
3-for-2 stock split	9,801,747	98	(98)	-	-	-	-

BALANCE, February 3, 2007	29,408,576	294	43,493	242,800	-	-	286,587

Net income	-	-	-	75,247	-	-	75,247
Dividends paid on common stock,
($.1333 per share - 1st and 2nd qtrs)	-	-	-	(12,014)	-	-	(12,014)
($.1667 per share - 3rd and 4th qtrs)	-	-	-	(14,988)	-	-	(14,988)
Common stock issued on exercise
of stock options	937,247	9	12,015	-	-	-	12,024
Issuance of non-vested stock,
net of forfeitures	138,345	1	(1)	-	-	-	-
Amortization of non-vested
stock grants	-	-	3,886	-	-	-	3,886
Stock option compensation expense	-	-	293	-	-	-	293
Common stock purchased and retired	(642,500)	(6)	(21,571)	-	-	-	(21,577)
Income tax benefit related to
exercise of stock options	-	-	8,862	-	-	-	8,862

BALANCE, February 2, 2008	29,841,668	298	46,977	291,045	-	-	338,320

Net income	-	-	-	104,409	-	-	104,409
Dividends paid on common stock,
($.1667 per share - 1st and 2nd qtrs)	-	-	-	(15,269)	-	-	(15,269)
($.20 per share - 3rd and 4th qtrs)	-	-	-	(18,474)	-	-	(18,474)
($2.00 per share - 3rd qtr)	-	-	-	(92,922)	-	-	(92,922)
Common stock issued on exercise							-
of stock options	994,555	10	12,714	-	-	-	12,724
Issuance of non-vested stock,
net of forfeitures	139,635	1	(1)	-	-	-	-
Amortization of non-vested
stock grants	-	-	4,879	-	-	-	4,879
Stock option compensation expense	-	-	289	-	-	-	289
Common stock purchased and retired	(557,100)	(5)	(9,354)	-	-	-	(9,359)
Income tax benefit related to
exercise of stock options	-	-	13,545	-	-	-	13,545
3-for-2 stock split	15,487,507	155	(155)	-	-	-	-
Unrealized loss on
investments, net of tax	-	-	-	-	-	(920)	(920)

BALANCE, January 31, 2009	45,906,265	$459	$68,894	$268,789	$-	$(920)	$337,222

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,409	$75,247	$55,726
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,779	20,384	19,370
Amortization of non-vested stock grants, net of forfeitures	4,879	3,886	2,695
Stock option compensation expense	289	293	2,510
Gain on involuntary conversion of aircraft to monetary asset	(2,963)	-	-
Unrealized loss on securities	5,157	-	-
Deferred income taxes	(595)	(1,509)	(2,454)
Other	574	146	449
Changes in operating assets and liabilities:
Accounts receivable	(895)	1,246	778
Inventory	(6,324)	(7,333)	(1,575)
Prepaid expenses and other assets	(2,478)	(1,542)	(4,565)
Accounts payable	(844)	8,903	3,146
Accrued employee compensation	12,624	10,036	(2,296)
Accrued store operating expenses	1,997	1,236	743
Gift certificates redeemable	1,633	1,802	1,214
Income taxes payable	906	5,576	1,590
Long-term liabilities and deferred compensation	3,581	2,709	3,060

Net cash flows from operating activities	143,729	121,080	80,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,448)	(27,484)	(21,857)
Proceeds from sale of property and equipment	11,819	21	20
Change in other assets	(29)	167	(26)
Purchases of investments	(46,687)	(153,511)	(92,685)
Proceeds from sales / maturities of investments	148,818	117,079	121,332

Net cash flows from investing activities	66,473	(63,728)	6,784

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	12,724	12,024	11,268
Excess tax benefit from stock option exercises	11,268	7,744	4,789
Purchases of common stock	(9,359)	(21,577)	(16,044)
Payment of dividends	(126,665)	(27,002)	(74,874)

Net cash flows from financing activities	(112,032)	(28,811)	(74,861)

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,170	28,541	12,314

CASH AND CASH EQUIVALENTS, Beginning of year	64,293	35,752	23,438

CASH AND CASH EQUIVALENTS, End of year	$162,463	$64,293	$35,752

See notes to financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year – The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31.  All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins.  Fiscal 2008 represents the 52-week period ended January 31, 2009, fiscal 2007 represents the 52-week period ended February 2, 2008, and fiscal 2006 represents the 53-week period ended February 3, 2007.

Nature of Operations – The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion conscious young men and women operating 387 stores located in 39 states throughout the continental United States as of January 31, 2009.

During fiscal 2008, the Company opened 21 new stores, substantially renovated 13 stores, and closed 2 stores. During fiscal 2007, the Company opened 20 new stores, substantially renovated 7 stores, and closed 2 stores.  During fiscal 2006, the Company opened 17 new stores, substantially renovated 10 stores, and closed 5 stores.

Revenue Recognition – Retail store sales are recorded upon the purchase of merchandise by customers.  Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer.  Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses.  Shipping costs were $3,813, $1,882, and $1,547 during fiscal 2008, 2007, and 2006, respectively.  Merchandise returns are estimated based upon the historical average sales return percentage and accrued at the end of the period.  The reserve for merchandise returns was $526 and $400 as of January 31, 2009 and February 2, 2008, respectively.  The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. The Company has several sales incentives that it offers customers including a frequent shopper punch card, B-Rewards gift certificates, and occasional sweepstakes and gift with purchase offers.  The frequent shopper punch card is recognized as a cost of goods sold at the time of redemption, using the actual amount tendered.  The B-Rewards incentives, based upon $10 for each $300 in net purchases, are recorded as a liability and as a selling expense at the time the gift certificates are earned.  Sweepstake prizes are recorded as cost of goods sold (if it is a merchandise giveaway) or as a selling expense at the time the prize is redeemed by the customer, using actual costs incurred, and gifts with purchase are recorded as a cost of goods sold at the time of the purchase and gift redemption, using the actual cost of the gifted item.

The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate.  The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance.  The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended January 31, 2009, February 2, 2008, and February 3, 2007 was $389, $0, and $307, respectively.  The Company recognizes a current liability for the downpayment made when merchandise is placed on layaway and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

Investments – The Company accounts for investments in accordance with Statement of Financial Accounting Standards Board (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year, and a portion of the Company’s investments in auction-rate securities (“ARS”), which are available-for-sale securities.  Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold.  The Company reviews impairments in accordance with Emerging Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary-Impairment and its Application to Certain Investments, to determine the classification of potential impairments as either “temporary” or “other-than-temporary.”  A temporary impairment results in an unrealized loss being recorded in the other comprehensive income.  Impairments that are considered other-than-temporary are recognized as a loss in the statements of income.  The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value.  Held-to-maturity securities are carried at amortized cost.  The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs.  Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of January 31, 2009, the reported investment amount is net of a $1,460 temporary impairment and a $5,157 other-than-temporary impairment (“OTTI”) recorded during fiscal 2008 to account for the impairment of certain securities from their stated par value.  The Company reported the $1,460 temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $920 in stockholders’ equity as of January 31, 2009.  The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.  The Company reported the $5,157 OTTI ($3,249, net of tax) as a loss in the statement of income for the fiscal year ended January 31, 2009.  The Company was able to successfully liquidate $112,940 of its investments in ARS at par value during fiscal 2008.  The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist.  Indicators of impairment include the duration and severity of the decline in market value.  In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

Inventory – Inventory is stated at the lower of cost or market.  Cost is determined using the average cost method. Management records a reserve for merchandise obsolescence and markdowns based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels.  Management also reviews the levels of inventory in each markdown group, and the overall aging of inventory, versus the estimated future demand for such product and the current market conditions.  The calculation for estimated markdowns and/or obsolescence reduced the Company’s inventory valuation by $6,228 and $5,789 as of January 31, 2009 and February 2, 2008, respectively.  The amount charged (credited) to cost of goods sold, resulting from changes in the markdown reserve balance, was $439, $(581), and $(126), for fiscal years 2008, 2007, and 2006, respectively.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

Property and Equipment – Property and equipment are stated on the basis of historical cost.  Depreciation is provided using a combination of accelerated and straight-line methods based upon the estimated useful lives of the assets. The majority of the property and equipment have useful lives of five to ten years with the exception of buildings, which have estimated useful lives of 31.5 to 39 years.  Leasehold improvements are stated on the basis of historical cost and are amortized over the shorter of the life of the lease or the estimated economic life of the assets.  When circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation is performed on current net book value amounts.  Judgments made by the Company related to the expected useful lives of property and equipment and the ability to realize cash flows in excess of carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance.  As the Company assesses the expected cash flows and carrying amounts of long-lived assets, adjustments are made to such carrying values.

Pre-Opening Expenses – Costs related to opening new stores are expensed as incurred.

Advertising Costs – Advertising costs are expensed as incurred and were $7,674, $6,376 and $6,453 for fiscal years 2008, 2007, and 2006, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information.  The accrued liability as a reserve for unpaid health care claims was $600 as of both January 31, 2009 and February 2, 2008.

Operating Leases – The Company leases retail stores under operating leases.  Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions.  For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin expensing rent, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.

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

Other Income – The Company’s other income is derived primarily from interest and dividends received on cash and investments, but also includes miscellaneous other sources of income.

Income Taxes – The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities.  The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets.  If the judgment of the Company’s management determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income.  If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased.   Adjustment would be made to increase net income in the period such determination was made.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

Stock Splits – On December 11, 2006, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend for shareholders of record as of January 3, 2007, with a distribution date of January 12, 2007.  On September 15, 2008, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend for shareholders of record as of October 15, 2008, with a distribution date of October 30, 2008.  All share and per share data (except par value and historical stockholders’ equity data) presented in the financial statements for all periods has been adjusted to reflect the impact of these stock splits.

Financial Instruments and Credit Risk Concentrations – Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments, and accounts receivable.  The Company places its investments primarily in tax-free municipal bonds, auction-rate securities, or U.S. Treasury securities with short-term maturities and limits the amount of credit exposure to any one entity.

Of the Company’s $237,826 in total cash and investments as of January 31, 2009, $30,278 was comprised of investments in auction-rate securities (“ARS”) and $600 of investments in preferred securities.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The impact of the failed auctions on holders of ARS is that the holder cannot sell the securities and the issuer’s interest rate is generally reset to a higher “penalty” rate.  The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS, however, the Company has no reason to believe that any further auction failures will have a material impact on the Company’s ability to fund its business.  Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables, which include primarily employee receivables that can be offset against future compensation.  The Company’s financial instruments have a fair value approximating the carrying value.

Earnings Per Share – Basic earnings per share data are based on the weighted average outstanding common shares during the period.  Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.  Basic and diluted earnings per share for fiscal 2006 and 2007 have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on October 30, 2008.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

Comprehensive Income – Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities.  Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Net income	$104,409	$75,247	$55,726
Changes in net unrealized losses on investments in auction- rate securities, net of taxes of $540, $0, and $0, respectively	(920)	-	-

Comprehensive Income	$103,489	$75,247	$55,726

Recently Issued Accounting Pronouncements – Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis.  In addition, in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The partial adoption of SFAS 157 during fiscal 2008 did not have any impact on the Company’s financial position or results of operations and the Company is evaluating the impact of the adoption of SFAS 157 for non-financial assets beginning in the first quarter of fiscal 2009.  The Company does not anticipate the adoption will have a material impact on the Company’s financial position or results of operations.

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

Supplemental Cash Flow Information - The Company had non-cash investing activities during the fiscal years 2008, 2007, and 2006 of $1,839, $1,582, and $405, respectively.  The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year.  Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2008, 2007, and 2006 of $48,879, $31,730, and $28,516, respectively.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

B.	INVESTMENTS

The following is a summary of investments as of January 31, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$35,495	$-	$(1,460)	$(3,757)	$30,278
Preferred stock	2,000	-	-	(1,400)	600
	$37,495	$-	$(1,460)	$(5,157)	$30,878

Held-to-Maturity Securities:
State and municipal bonds	$31,965	$536	$(90)	-	$32,411
Fixed maturities	2,500	37	(7)	-	2,530
Certificates of deposit	2,945	42	-	-	2,987
U.S. treasuries	2,985	19	(9)	-	2,995

	$40,395	$634	$(106)	$-	$40,923

Trading Securities:
Mutual funds	$5,165	$-	$(1,075)	$-	$4,090

The following is a summary of investments as of February 2, 2008:

	Amortized	Gross	Gross	Estimated
	Cost or	Unrealized	Unrealized	Fair
	Par Value	Gains	Losses	Value
Available-for-Sale Securities:
Auction-rate securities	$145,835	$-	$-	$145,835

Held-to-Maturity Securities:
State and municipal bonds	$26,260	$375	$(10)	$26,625
Fixed maturities	2,899	1	-	2,900
U.S. treasuries	4,990	24	-	5,014
	$34,149	$400	$(10)	$34,539
Trading Securities:
Mutual funds	$4,143	$5	$(21)	$4,127

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

The auction-rate securities were invested as follows as of January 31, 2009:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	83% insured by AAA/AA/A-rated bond insurers at January 31, 2009	$14,945
Municipal bond funds	Fixed income instruments within issuers' money market funds	11,400
Student loan bonds	Student loans guaranteed by state entities	3,750
Tax preferred securities	Underlying investments of closed-end funds	5,400
Total par value		$35,495

As of January 31, 2009, the Company’s auction-rate securities portfolio was 49% AAA/Aaa-rated, 29% AA/Aa-rated, 7% A-rated, and 15% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of January 31, 2009 is as follows:

	Amortized Cost	Fair Value
Fiscal Periods
Twelve months ending January 30, 2010	$17,600	$17,725
Twelve months ending January 29, 2011	11,700	11,851
Twelve months ending January 28, 2012	3,040	3,123
Twelve months ending February 2, 2013	1,190	1,252
Twelve months ending February 1, 2014	964	999
Thereafter	5,901	5,973

	$40,395	$40,923

At January 31, 2009 and February 2, 2008, held-to-maturity investments of $22,795 and $20,152 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value.  As of January 31, 2009, the reported investment amount is net of $1,460 of temporary impairment and $5,157 of other-than-temporary impairment (“OTTI”).  These amounts have been recorded during fiscal 2008 to account for the impairment of certain securities from their stated par value.  The $1,460 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $920 in stockholders’ equity as of January 31, 2009.  The Company has reported the $5,157 OTTI ($3,249, net of tax) as a loss in the statement of income for the year ended January 31, 2009.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

As of January 31, 2009, the Company had $35,495 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $30,278 and $600, respectively.  As of February 2, 2008, the Company had $145,835 invested in ARS and no preferred securities.  ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security.  Until February 2008, the ARS market was highly liquid.  During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction.  The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk.  The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business.  The Company was able to successfully liquidate $112,940 of its investments in ARS at par value during fiscal 2008.

As of January 31, 2009, $1,550 of the Company’s investment in ARS and preferred securities was classified in short-term investments, due to known or anticipated subsequent redemptions, and $29,328 was classified in long-term investments.  The amount classified in long-term investments has not experienced a successful auction subsequent to the end of the Company’s fiscal year and is net of $1,460 of temporary impairment plus $5,157 of OTTI.  The OTTI is related to investments in auction-rate preferred securities (“ARPS”).  ARPS are ARS that have an underlying asset of perpetual preferred stock, providing that in the event of default or liquidation of the collateral by the ARS issuer or trustee, the Company is entitled to receive preferred shares in the ARS issuer.  Lehman (which filed for bankruptcy in September 2008) was the broker and auction agent for all of the ARPS held by the Company. The Lehman bankruptcy resulted in the conversion of the Bank of America ARPS to preferred stock during January 2009.  The converted shares are valued at the quoted price of the security as of January 31, 2009.  Additionally, as a result of the Lehman bankruptcy, the Company had the remaining ARPS converted to preferred securities subsequent to year end.  All of these issues of preferred stock are publicly traded and have experienced significant declines in value.  Since it is unlikely that the fair market value of these investments will recover in the near term, the Company recorded a charge for OTTI based on the closing price of the converted security as well as for each of the preferred securities underlying the ARPS as of January 31, 2009.  For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest.  The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of February 2, 2008, $88,913 of the Company’s investment in ARS was classified in short-term investments and $56,922 was classified in long-term investments.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

C.	FAIR VALUE MEASURMENTS

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis.  In addition, in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities.  The partial adoption of SFAS 157 did not have any impact on the Company’s financial position or results of operations.

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

•
Level 2 – Observable market-based inputs (either directly or indirectly) such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or inputs that are corroborated by market data.  Items reported at fair value using Level 2 inputs consist of certain auction-rate securities (“ARS”) classified as long-term investments.  The Company concluded that the auction-rate preferred securities (“ARPS”) with underlyings of publicly traded preferred stock, classified as long-term due to failed auctions, represent Level 2 valuation and are valued using the publicly available trading prices of the underlying preferred shares as the basis for valuation.

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets.  The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis.  The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS.

As of January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.  The Company’s available-for-sale securities include its investments in ARS, as further described in Note B.  The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices.  The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS;
•	Pricing was provided by a third-party broker for ARS;
•	Pricing was provided by a third-part valuation consultant;
•	Sales of similar securities;
•	Quoted prices for similar securities in active markets;
•	Quoted prices for underlying publicly traded preferred securities;
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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of January 31, 2009.

As a result of the decline in fair value for certain of the Company’s investments in ARS, the Company recorded a temporary impairment of $1,460 and an OTTI of $5,157 during fiscal 2008.  The Company has reported the $1,460 of temporary impairment, net of tax, as a $920 reduction to stockholders’ equity in “accumulated other comprehensive loss” as of January 31, 2009.  Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to “accumulated other comprehensive loss.”  The Company has reported the $5,157 OTTI ($3,249, net of tax) as a loss in the statement of income for the fiscal year ended January 31, 2009.  The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist.  The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal.  Additional indicators of impairment include the duration and severity of the decline in market value.  The interest rates on these investments will be determined by the terms of each individual ARS.  The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of January 31, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Available-for-sale securities (including auction-rate securities and preferred stock)	$2,150	$21,468	$7,260	$30,878
Trading securities (including mutual funds)	4,090	-	-	4,090
Totals	$6,240	$21,468	$7,260	$34,968

ARS and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of January 31, 2009 and those that have publicly traded quoted prices.  ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008.  The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value.  The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $690 of the Company’s recorded temporary impairment. The use of different assumptions would result in a different valuation and related temporary impairment charge. Prior to fiscal 2008, the fair value for these securities had been based on quoted market prices, which were readily available at that time.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

D.	PROPERTY AND EQUIPMENT

	January 31,	February 2,
	2009	2008

Land	$1,170	$1,170
Building and improvements	13,447	12,233
Office equipment	6,043	4,839
Transportation equipment	18,997	15,863
Leasehold improvements	111,544	103,157
Furniture and fixtures	96,778	86,409
Shipping/receiving equipment	10,294	10,093
Screenprinting equipment	111	111
Construction-in-progress	5,770	6,362

	$264,154	$240,237

E.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $17,500 of which $10,000 is available for letters of credit.  Borrowings under the line of credit and letter of credit provide for interest to be paid at a rate equal to the prime rate as set by the Wells Fargo Bank, N.A. index on the date of the borrowings.  There were no bank borrowings at January 31, 2009 and February 2, 2008.  There were no bank borrowings during fiscal 2008, 2007, and 2006.  The Company had outstanding letters of credit totaling $1,059 and $813 at January 31, 2009 and February 2, 2008, respectively.

F.	INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Current income tax expense (benefit):
Federal	$52,905	$38,224	$29,397
State	8,149	6,849	5,384
Deferred	(595)	(1,509)	(2,454)

Total	$60,459	$43,564	$32,327

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes.  The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	3.6	4.0	4.1
Tax exempt interest income	(1.0)	(2.0)	(2.2)
Other	(0.9)	(0.3)	(0.2)

Effective tax rate	36.7%	36.7%	36.7%

Deferred income tax assets and liabilities are comprised of the following:

	January 31,	February 2,
	2009	2008
Deferred income tax assets (liabilities):
Inventory	$3,681	$3,384
Stock-based compensation	3,112	2,639
Accrued compensation	2,547	2,291
Accrued store operating costs	262	152
Unrealized loss on securities	2,847	6
Gift certificates redeemable	495	406
Allowance for doubtful accounts	17	23
Deferred rent liability	12,803	11,464
Property and equipment	(14,228)	(9,964)

Net deferred income tax asset	$11,536	$10,401

At January 31, 2009 and February 2, 2008, respectively, the net current deferred income tax assets of $7,085 and $5,887 are classified in “prepaid expenses and other assets.”  The net non-current deferred income tax assets of $4,451 and $4,514 are classified in “other assets” at January 31, 2009 and February 2, 2008, respectively.

G.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,005 at January 31, 2009 and $975 at February 2, 2008, respectively, from a life insurance trust fund controlled by the Company’s Chairman.  The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy.  The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds.  The note is secured by a life insurance policy on the Chairman.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

H.	COMMITMENTS

Leases - The Company conducts its operations in leased facilities under numerous non-cancelable operating leases expiring at various dates through fiscal 2020.  Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options.  Most lease agreements contain tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses, and/or rent provisions.  For purposes of recognizing incentives, premiums, and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use.  Operating lease base rental expense for fiscal 2008, 2007, and 2006 was $41,687, $38,298, and $36,093, respectively.  Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount.  Percentage rents for fiscal 2008, 2007, and 2006 were $3,202, $1,159, and $554, respectively.

Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of January 31, 2009 are as follows:

Minimum Rental
Fiscal Year	Commitments

2009	$43,398
2010	37,376
2011	31,936
2012	28,039
2013	24,701
Thereafter	74,819

Total minimum lease payments required	$240,269

Litigation - From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business.  As of the date of these financial statements, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

I.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate.  Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula.  The Company may contribute to the plan at its discretion.  The total expense under the profit sharing plan was $1,022, $887, and $572 for fiscal years 2008, 2007, and 2006, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers.  The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation.  The Company’s contributions were $341, $390, and $153 for fiscal years 2008, 2007, and 2006, respectively.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

J.	STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors.  The options are in the form of non-qualified stock options and are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The options generally expire ten years from the date of grant.  The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives.

As of January 31, 2009, 637,126 shares were available for grant under the various stock option plans, of which 452,502 were available for grant to executive officers.  Also as of January 31, 2009, 314,940 shares were available for grant under the Company’s 2005 Restricted Stock Plan, all of which were available for grant to executive officers.  On May 28, 2008, shareholders also approved the Company’s 2008 Director Restricted Stock Plan.  The plan is designed to replace the annual stock option grants historically made to non-employee directors under the Company’s 1993 Director Stock Option Plan with annual grants of restricted shares beginning with the grants scheduled to be made on the first day of fiscal 2009.  A total of 90,000 shares have been reserved for issuance under the plan.

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment.  Compensation expense was recognized in fiscal 2008, 2007, and 2006 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006.  The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
Stock-based compensation expense, before tax
Stock options	$289	$293	$2,510
Non-vested shares of common stock	4,879	3,886	2,695

Total stock-based compensation expense, before tax	$5,168	$4,179	$5,205

Total stock-based compensation expense, after tax	$3,256	$2,633	$3,279

Stock option compensation expense is allocated to cost of sales, selling expenses, and general and administrative expenses in a method similar to that of allocating accrued incentive bonus expense.  Expense related to grants of non-vested shares of common stock is included in general and administrative expenses.  In the fourth quarter of fiscal 2006, the vesting of 605,000 stock options was accelerated by the achievement of a market performance feature pursuant to the stock option plan and the award agreements.  The accelerated vesting triggered the early recognition of $1,066 of stock option compensation expense related to the stock option grants, which the Company had been recording on a straight line basis over the previously expected remaining vesting period through December 30, 2008.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows.  This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows.  For fiscal 2008, 2007, and 2006, the excess tax benefit realized from exercised stock options was $11,268, $7,744, and $4,789, respectively.

Stock options granted during fiscal 2008, 2007, and 2006 were granted under the Company’s 1993 Director Stock Option Plan.  Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years.  Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during the fiscal year was $12.61, $12.81, and $9.97 per option for fiscal 2008, 2007, and 2006, respectively.  The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Years Ended
	January 31, 2009	February 2, 2008	February 3, 2007

Risk-free interest rate (1)	3.10%	4.80%	4.50 - 5.00%
Dividend yield (2)	2.40%	2.40%	1.60 - 2.00%
Expected volatility (3)	33.00%	39.00%	45.00%
Expected lives - years (4)	7.0	7.0	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of options.
(4)	Based on historical and expected exercise behavior.

On December 11, 2006, the Board of Directors authorized a $3.00 per share ($1.33 per share after adjustment for 3-for-2 stock splits) special one-time cash dividend to be paid on January 2, 2007 to shareholders of record at the close of business on December 22, 2006.  Additionally, on September 15, 2008, the Board of Directors authorized another $3.00 per share ($2.00 per share after 3-for-2 stock split) special one-time cash dividend to be paid on October 27, 2008 to shareholders of record at the close of business on October 15, 2008.  To preserve the intrinsic value for option holders, the Board also approved on each occasion, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options.  These adjustments did not result in any incremental compensation expense.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal year ended January 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding - beginning of year	3,085,842	$8.48
Granted	40,500	28.01
Other (1)	422	9.34
Expired/forfeited	(254)	10.65
Exercised	( 1 ,491,347)	8.53

Outstanding - end of year	1 ,635,163	$6.91	4.14 years	$23,458

Exercisable - end of year	1,584,300	$6.37	3.99 years	$23,445

(1)
Adjustments were made to the exercise price and number of option outstanding for both the special cash dividend and 3-for-2 stock split during the third quarter of fiscal 2008. Historical information in this table has been adjusted to reflect the 3-for-2 stock split. "Other" represents additional options issued as a result of the special cash dividend in October 2008.

The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006, respectively, was $35,447, $23,135, and $14,656.  As of January 31, 2009, there was $239 of unrecognized compensation expense related to non-vested stock options.  It is expected that this expense will be recognized over a weighted average period of approximately 1.7 years.

Non-vested shares of common stock granted during fiscal 2008, 2007, and 2006 were granted pursuant to the Company’s 2005 Restricted Stock Plan.  Shares granted under the plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved it pre-established performance targets for the fiscal year.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended January 31, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	434,417	$18.96
Granted	210,075	28.01
Forfeited	(465)	20.57
Vested	(220,856)	18.21

Non-Vested - end of year	423,171	$23.84

As of January 31, 2009, there was $4,052 of unrecognized compensation expense related to grants of non-vested shares.  It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during fiscal 2008, 2007, and 2006 was $5,128, $4,398, and $1,480, respectively.

K.	EARNINGS PER SHARE

The following table provides reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	January 31, 2009			February 2, 2008			February 3, 2007
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$104,409	45,367	$2.30	$75,247	44,551	$1.69	$55,726	43,353	$1.29

Effect of Dilutive
Securities
Stock options and non-vested shares	-	1,207	(0.06)	-	1,703	(0.06)	-	1,668	(0.05)

Diluted EPS	$104,409	46,574	$2.24	$75,247	46,254	$1.63	$55,726	45,021	$1.24

Stock options to purchase 72,637 shares of common stock were not included in the computation of diluted earnings per share for fiscal 2008 because the options would be considered anti-dilutive.  No stock options were deemed anti-dilutive and excluded from the computation of diluted earnings per share for fiscal 2007 or 2006.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

L.	SEGMENT INFORMATION

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories.  The Company operated 387 stores located in 39 states throughout the continental United States as of January 31, 2009.  The Company operates its business as one segment.

The following is information regarding the Company’s major product lines and is stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Denims	41.4%	43.2%	44.6%
Tops (including sweaters)	39.0	36.1	31.0
Accessories	7.7	7.7	9.2
Footwear	4.6	5.6	7.0
Sportswear/fashions	4.6	4.3	3.9
Outerwear	2.0	2.0	2.3
Casual bottoms	0.6	1.0	1.9
Other	0.1	0.1	0.1

	100.0%	100.0%	100.0%

M.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2008 and 2007 are as follows:

	Quarter
Fiscal 2008	First	Second	Third	Fourth

Net sales	$160,300	$169,765	$210,567	$251,414
Gross profit	$65,622	$70,268	$91,805	$115,793
Net income (1)	$18,717	$22,276	$29,076	$34,340
Basic earnings per share	$0.42	$0.49	$0.64	$0.75
Diluted earnings per share	$0.41	$0.48	$0.62	$0.74

	Quarter
Fiscal 2007	First	Second	Third	Fourth

Net sales	$121,111	$124,257	$167,559	$206,961
Gross profit	$45,503	$46,413	$70,749	$91,873
Net income	$12,193	$11,792	$22,198	$29,064
Basic earnings per share	$0.27	$0.27	$0.50	$0.65
Diluted earnings per share	$0.27	$0.25	$0.48	$0.63

Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

(1)       Results for the third and fourth quarter of fiscal 2008 include other-than-temporary impairment of $1,800 and $3,357 ($1,134 and $2,115 net of tax), respectively, for unrealized losses recorded on certain of the Company’s auction-rate and preferred securities.

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

Change in Internal Control Over Financial Reporting – There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting – Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America (“GAAP”).

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control–Integrated Framework.  In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2009.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting.  Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the internal control over financial reporting of The Buckle, Inc. (the “Company”) as of January 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended January 31, 2009 of the Company and our report dated March  30, 2009 expressed an unqualified opinion on the financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 30, 2009

ITEM 9B – OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2008 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 30, 2008.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 and 11 of this report and "Election of Directors" in the Company's Proxy Statement for its 2009 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2009 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation and Other Information,” “Directors Compensation” (included under the “Election of Directors” section) and “Report of the Audit Committee,” including sub-captions “Option Grants in Last Fiscal Year,” “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values,” “Employment Agreements” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Election of Directors" in the Company's Proxy Statement for its 2009 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote J on pages 48 to 51 of this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy for its 2009 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Accountants” in the Company’s Proxy Statement for its 2009 Annual Shareholders' Meeting and is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

 (a) Financial Statement Schedule
Valuation and Qualifying Account.  This schedule is on page 57.
All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

 (b)  Exhibits
See index to exhibits on pages 58 and 59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUCKLE, INC.

Date: April 1, 2009	By:	/s/ DENNIS H. NELSON
Dennis H. Nelson,
President and Chief Executive Officer

Date: April 1, 2009	By:	/s/ KAREN B. RHOADS
Karen B. Rhoads,
Vice President of Finance, Treasurer,
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2009.

/s/ DANIEL J. HIRSCHFELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON
Dennis H. Nelson	Ralph M. Tysdal
President and Chief Executive Officer	Director
and Director

/s/ KAREN B. RHOADS
Karen B. Rhoads	Bruce L. Hoberman
Vice President of Finance and	Director
Principal Accounting Officer and Director

/s/ JOHN P. PEETZ
John P. Peetz, III	David A. Roehr
Director	Director

/s/ ROBERT E. CAMPBELL
Robert E. Campbell
Director

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

Allowance for
Doubtful Accounts

Balance January 28, 2006	$94,000

Amounts charged to costs and expenses	237,598
Write-off of uncollectible accounts	(259,598)

Balance, February 3, 2007	72,000

Amounts charged to costs and expenses	328,377
Write-off of uncollectible accounts	(338,377)

Balance, February 2, 2008	62,000

Amounts charged to costs and expenses	275,558
Write-off of uncollectible accounts	(291,558)

Balance, January 31, 2009	$46,000

INDEX TO EXHIBITS

	Exhibits		Page Number or Incorporation
by Reference to
(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation	Exhibit 3.1 to Form S-1
		of The Buckle, Inc. as amended	No. 33-46294
	(3.1.1)	Amendment to the Articles of
Incorporation of The Buckle, Inc.
	(3.2)	By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1
No. 33-46294
(4)	Instruments defining the rights of security
holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions
of the Articles of Incorporation and
By-laws of the Registrant defining rights
of holders of Common Stock of the registrant

	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1
No. 33-46294
(9)	Not applicable

(10)	Material Contracts
	(10.1)	1991 Stock Incentive Plan	Exhibit 10.1 to Form S-1
No. 33-46294

	(10.2)	1991 Non-Qualified Stock Option Plan	Exhibit 10.2 to Form S-1
No. 33-46294

	(10.3)	Non-Qualified Stock Option Plan and	Exhibit 10.3 to Form S-1
		Agreement With Dennis Nelson	No. 33-46294

	(10.4)	Acknowledgment for Dennis H. Nelson
dated April 1, 2009

	(10.5)	Acknowledgment for Karen B. Rhoads
dated April 1, 2009

	(10.6)	Acknowledgment for Brett P. Milkie
dated April 1, 2009

	(10.7)	Acknowledgment for Patricia K. Whisler
dated April 1, 2009

	(10.8)	Acknowledgment for Kari G. Smith
dated April 1, 2009

	(10.10)	Cash or Deferred Profit Sharing Plan	Exhibit 10.10 to Form S-1
No. 33-46294
	(10.10.1)	Non-Qualified Deferred Compensation Plan

	(10.11)	Revolving Line of Credit Note and First	Exhibit 10.11 to Form 10-K
		Amendment to Credit Agreement, dated	filed for the fiscal year ended
		August 1, 2006 between The Buckle, Inc. and	February 3, 2007
Wells Fargo Bank, N.A. for a $17.5 million
line of credit

(10.17)	1993 Director Stock Option Plan	Exhibit B to Proxy Statement
	Amended and Restated	for Annual Meeting held
June 2, 2006
(10.23)	1997 Executive Stock Option Plan	Exhibit B to Proxy Statement
for Annual Meeting held
May 28, 1998
(10.24)	1998 Restricted Stock Plan	Exhibit C to Proxy Statement
for Annual Meeting held
May 28, 1998
(10.28)	2005 Restricted Stock Plan	Exhibit B to Proxy Statement
for Annual Meeting held
June 2, 2005
(10.29)	2007 Executive Incentive Plan	Exhibit A to Proxy Statement
for Annual Meeting held
May 31, 2007
(10.30)	2008 Executive Incentive Plan	Exhibit A to Proxy Statement
for Annual Meeting held
May 28, 2008
(10.31)	2008 Director Restricted Stock Plan	Exhibit B to Proxy Statement
For Annual Meeting held
May 28, 2008

(11)	Not applicable

(12)	Not applicable

(13)	Not applicable

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(19)	Not applicable

(21)	Not applicable

(22)	Not applicable

(23)	Consent of Deloitte & Touche LLP

(25)	Not applicable

(28)	Not applicable

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.