Form 10-Q
period 2009-05-02
BUCKLE INC
filed 2009-06-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2009

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

(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). Check one.
☑ Large accelerated filer;  ☐ Accelerated filer;  ☐ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, as of May 29, 2009, was 46,121,455.

 THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	May 2,	January 31,
ASSETS	2009	2009

CURRENT ASSETS:
Cash and cash equivalents	$170,907	$162,463
Short-term investments	18,749	19,150
Accounts receivable, net of allowance of $28 and $46, respectively	3,786	3,734
Inventory	82,792	83,963
Prepaid expenses and other assets	18,388	17,655
Total current assets	294,622	286,965

PROPERTY AND EQUIPMENT	277,691	264,154
Less accumulated depreciation and amortization	(150,707)	(147,460)
	126,984	116,694

LONG-TERM INVESTMENTS	59,617	56,213
OTHER ASSETS	5,723	5,468

	$486,946	$465,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,209	$22,472
Accrued employee compensation	16,676	40,460
Accrued store operating expenses	7,858	7,701
Gift certificates redeemable	7,606	10,144
Income taxes payable	18,812	8,649
Total current liabilities	90,161	89,426

DEFERRED COMPENSATION	5,348	4,090
DEFERRED RENT LIABILITY	35,310	34,602
Total liabilities	130,819	128,118

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,108, 655 and 45,906,265
shares issued and outstanding at May 2, 2009 and January 31, 2009, respectively	461	459
Additional paid-in capital	70,175	68,894
Retained earnings	286,429	268,789
Accumulated other comprehensive loss	(938)	(920)
Total stockholders’ equity	356,127	337,222

	$486,946	$465,340

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008

SALES, Net of returns and allowances	$199,697	$160,300

COST OF SALES (Including buying, distribution,
and occupancy costs)	112,994	94,678

Gross profit	86,703	65,622

OPERATING EXPENSES:
Selling	37,597	31,559
General and administrative	7,378	6,695
	44,975	38,254

INCOME FROM OPERATIONS	41,728	27,368

OTHER INCOME, Net	910	2,320

INCOME BEFORE INCOME TAXES	42,638	29,688

PROVISION FOR INCOME TAXES	15,776	10,971

NET INCOME	$26,862	$18,717

EARNINGS PER SHARE:
Basic	$0.59	$0.42

Diluted	$0.58	$0.40

Basic weighted average shares	45,529	44,806
Diluted weighted average shares	46,521	46,250

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2009
BALANCE, February 1, 2009	45,906,265	$459	$68,894	$268,789	$(920)	$337,222

Net income	-	-	-	26,862	-	26,862
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,222)	-	(9,222)
Common stock issued on exercise
of stock options	2,337	-	18	-	-	18
Issuance of non-vested stock, net of forfeitures	200,053	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,225	-	-	1,225
Stock option compensation expense	-	-	40	-	-	40
Unrealized loss on investments, net of tax	-	-	-	-	(18)	(18)

BALANCE, May 2, 2009	46,108,655	$461	$70,175	$286,429	$(938)	$356,127

FISCAL 2008
BALANCE, February 3, 2008	29,841,668	$298	$46,977	$291,045	$-	$338,320

Net income	-	-	-	18,717	-	18,717
Dividends paid on common stock,
($0.1667 per share)	-	-	-	(7,611)	-	(7,611)
Common stock issued on exercise
of stock options	640,983	7	8,514	-	-	8,521
Issuance of non-vested stock, net of forfeitures	139,950	1	(1)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,300	-	-	1,300
Stock option compensation expense	-	-	142	-	-	142
Income tax benefit related to exercise
of stock options	-	-	7,236	-	-	7,236
Unrealized loss on investments, net of tax	-	-	-	-	(688)	(688)

BALANCE, May 3, 2008	30,622,601	$306	$64,168	$302,151	$(688)	$365,937

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,862	$18,717
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	5,481	5,141
Amortization of non-vested stock grants, net of forfeitures	1,225	1,300
Stock option compensation expense	40	142
Deferred income taxes	(472)	-
Other	23	2
Changes in operating assets and liabilities:
Accounts receivable	(52)	(1,191)
Inventory	1,171	3,663
Prepaid expenses and other assets	(505)	(958)
Accounts payable	15,800	2,499
Accrued employee compensation	(23,784)	(14,421)
Accrued store operating expenses	157	315
Gift certificates redeemable	(2,538)	(2,081)
Income taxes payable	10,147	(3,561)
Changes in long-term liabilities and deferred compensation	1,966	2,635

Net cash flows from operating activities	35,521	12,202

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(14,865)	(7,585)
Proceeds from sale of property and equipment	8	87
Purchases of investments	(9,660)	(15,787)
Proceeds from sales/maturities of investments	6,628	80,991

Net cash flows from investing activities	(17,889)	57,706

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	18	8,521
Excess tax benefit from stock option exercises	16	6,063
Payment of dividends	(9,222)	(7,611)

Net cash flows from financing activities	(9,188)	6,973

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,444	76,881

CASH AND CASH EQUIVALENTS, Beginning of period	162,463	64,293

CASH AND CASH EQUIVALENTS, End of period	$170,907	$141,174

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 31, 2009, included in The Buckle, Inc.'s 2008 Form 10-K.

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 392 stores located in 40 states throughout the continental United States as of May 2, 2009 and 374 stores in 39 states as of May 3, 2008. During the first quarter of fiscal 2009, the Company opened six new stores, substantially remodeled six stores, and closed one store. During the first quarter of fiscal 2008, the Company opened seven new stores, substantially remodeled two stores, and closed one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
Merchandise Group	May 2, 2009	May 3, 2008

Denims	41.7%	42.1%
Tops (including sweaters)	36.5	36.0
Sportswear/Fashions	8.4	8.3
Accessories	7.2	7.0
Footwear	4.8	5.1
Outerwear	0.8	0.4
Casual bottoms	0.5	1.0
Other	0.1	0.1
	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 2, 2009			May 3, 2008
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$26,862	45,529	$0.59	$18,717	44,806	$0.42

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	992	(0.01)	-	1,444	(0.02)

Diluted EPS	$26,862	46,521	$0.58	$18,717	46,250	$0.40

4.	Stock Split

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

5.	Investments

The following is a summary of investments as of May 2, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$28,370	$-	$(1,489)	$-	$26,881
Preferred stock	7,400	-	-	(5,157)	2,243
	$35,770	$-	$(1,489)	$(5,157)	$29,124

Held-to-Maturity Securities:
State and municipal bonds	$35,958	$471	$(123)	$-	$36,306
Fixed maturities	3,500	49	(11)	-	3,538
Certificates of deposit	3,695	43	-	-	3,738
U.S. treasuries	741	9	-	-	750

	$43,894	$572	$(134)	$-	$44,332

Trading Securities:
Mutual funds	$6,200	$-	$(852)	$-	$5,348

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The following is a summary of investments as of January 31, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$35,495	$-	$(1,460)	$(3,757)	$30,278
Preferred stock	2,000	-	-	(1,400)	600
	$37,495	$-	$(1,460)	$(5,157)	$30,878

Held-to-Maturity Securities:
State and municipal bonds	$31,965	$536	$(90)	$-	$32,411
Fixed maturities	2,500	37	(7)	-	2,530
Certificates of deposit	2,945	42	-	-	2,987
U.S. treasuries	2,985	19	(9)	-	2,995

	$40,395	$634	$(106)	$-	$40,923

Trading Securities:
Mutual funds	$5,165	$-	$(1,075)	$-	$4,090

The auction-rate securities were invested as follows as of May 2, 2009:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	83% insured by AAA/AA/A-rated bond insurers at May 2, 2009	$13,370
Municipal bond funds	Fixed income instruments within issuers' money market funds	11,250
Student loan bonds	Student loans guaranteed by state entities	3,750
Total par value		$28,370

As of May 2, 2009, the Company’s auction-rate securities portfolio was 60% AAA/Aaa-rated, 31% AA/Aa-rated, and 9% A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of May 2, 2009 is as follows:

	Amortized	Fair
	Cost	Value
Fiscal Periods
Twelve months ending May 1, 2010	$18,749	$18,869
Twelve months ending April 30, 2011	10,197	10,278
Twelve months ending April 28, 2012	4,479	4,536
Twelve months ending May 4, 2013	3,642	3,680
Twelve months ending May 3, 2014	684	711
Thereafter	6,143	6,258

	$43,894	$44,332

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

At May 2, 2009 and January 31, 2009, held-to-maturity investments of $25,145 and $22,795 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of May 2, 2009, the reported investment amount is net of $1,489 of temporary impairment and $5,157 of other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The $1,489 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $938 in stockholders’ equity as of May 2, 2009. The Company reported the $5,157 OTTI ($3,249 net of tax) as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

As of May 2, 2009, the Company had $28,370 invested in ARS and $7,400 invested in preferred securities, at par value, which are reported at their estimated fair value of $26,881 and $2,243, respectively. As of January 31, 2009, the Company had $35,495 invested in ARS and $2,000 invested in preferred securities, which are reported at their estimated fair value of $30,278 and $600, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. The Company was able to successfully liquidate $1,725 of its investments in ARS at par value during the first quarter of fiscal 2009.

As of May 2, 2009, all of the Company’s investment in ARS and preferred securities was classified in long-term investments and is net of $1,489 of temporary impairment plus $5,157 of OTTI. The OTTI is related to investments in auction-rate preferred securities (“ARPS”) that have all been converted to perpetual preferred stock as a result of the September 2008 bankruptcy of Lehman Brothers (the broker and auction agent for all of the ARPS purchased by the Company). The converted shares are valued at the quoted price of the securities as of May 2, 2009. All of these issues of preferred stock are publicly traded and have experienced significant declines in value. The Company recorded a charge for OTTI during fiscal 2008 based on the closing price of the preferred securities as of January 31, 2009. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability, and maintains its intent, to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of January 31, 2009, $1,550 of the Company’s investment in ARS and preferred securities was classified in short-term investments and $29,328 was classified in long-term investments.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

6.	Fair Value Measurements

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP, which was adopted in the quarter ended May 2, 2009, delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities. The adoption of SFAS 157 did not have any impact on the Company’s financial position or results of operations.

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

As of May 2, 2009 and January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 5. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS;
•	Pricing was provided by a third-party broker for ARS;
•	Pricing was provided by a third-part valuation consultant;
•	Sales of similar securities;
•	Quoted prices for similar securities in active markets;
•	Quoted prices for publicly traded preferred securities;
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 2, 2009 and January 31, 2009.

As a result of the decline in fair value for certain of the Company’s investments in ARS, the Company has reported its investments net of $1,489 of temporary impairment and $5,157 of OTTI as of May 2, 2009. The Company has reported the $1,489 of temporary impairment, net of tax, as a $938 reduction to stockholders’ equity in “accumulated other comprehensive loss” as of May 2, 2009. Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to “accumulated other comprehensive loss.” The Company reported the $5,157 OTTI ($3,249, net of tax) as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal. Additional indicators of impairment include the duration and severity of the decline in market value. The interest rates on these investments will be determined by the terms of each individual ARS. The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of May 2, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
ASSETS:
Available-for-sale securities (including
auction-rate securities and preferred stock)	$2,243	$19,621	$7,260	$29,124
Trading securities (including mutual funds)	5,348	-	-	5,348
Total	$7,591	$19,621	$7,260	$34,472

ARS and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of May 2, 2009 and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions and resulted in $690 of the Company’s recorded temporary impairment. The use of different assumptions would result in a different valuation and related temporary impairment charge.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
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

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008

Net income	$26,862	$18,717
Changes in net unrealized losses on investments
in auction-rate-securities, net of taxes of $11 and $404	(18)	(688)
Comprehensive income	$26,844	$18,029

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 2, 2009 and May 3, 2008 of $(937) and $355, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 2, 2009 and May 3, 2008 of $6,085 and $8,587, respectively.

9.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The options are in the form of non-qualified stock options and are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. The options generally expire ten years from the date of grant. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors.

As of May 2, 2009, 637,126 shares were available for grant under the various stock option plans, of which 452,502 were available for grant to executive officers. Also as of May 2, 2009, 204,887 shares were available for grant under the various restricted stock plans, of which 128,387 were available for grant to executive officers.

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. Compensation expense was recognized during the first quarter of fiscal 2009 and fiscal 2008 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Stock-based compensation expense, before tax:
Stock options	$40	$142
Non-vested shares of common stock	1,225	1,300
Total stock-based compensation expense, before tax	$1,265	$1,442
Total stock-based compensation expense, after tax	$797	$908

SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the fiscal quarters ended May 2, 2009 and May 3, 2008, the excess tax benefit realized from exercised stock options was $16 and $6,063, respectively.

No stock options were granted during the first quarter of fiscal 2009. Stock options granted during the first quarter of fiscal 2008 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during the first quarter of fiscal 2008 was $8.40. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Thirteen Weeks Ended
May 3, 2008
Risk-free interest rate (1)	3.10%
Dividend yield (2)	2.40%
Expected volatility (3)	33.00%
Expected lives - years (4)	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of stock options.
(4)	Based on historical and expected exercise behavior.

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarter ended May 2, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value

Outstanding - beginning of year	1,635,163	$6.91
Granted	-	n/a
Expired/forfeited	-	n/a
Exercised	(2,337)	7.62
Outstanding - end of quarter	1,632,826	$6.91	3.89	years	$48,374
Exercisable - end of quarter	1,602,238	$6.58	3.80	years	$47,996

The total intrinsic value of options exercised during the fiscal quarters ended May 2, 2009 and May 3, 2008 was $52 and $20,679, respectively. As of May 2, 2009, there was $199 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 1.4 years.

Non-vested shares of common stock granted during the first quarter of fiscal 2008 were granted pursuant to the Company’s 2005 Restricted Stock Plan. Non-vested shares granted during the first quarter of fiscal 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved it pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarter ended May 2, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-Vested - beginning of year	423,171	$23.84
Granted	243,050	21.15
Forfeited	(42,997)	22.74
Vested	(45,318)	27.50
Non-Vested - end of quarter	577,906	$22.51

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2009 AND MAY 3, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of May 2, 2009, there was $7,580 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the fiscal quarters ended May 2, 2009 and May 3, 2008 was $1,386 and $1,341, respectively.

10.	Recently Issued Accounting Pronouncements

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 during fiscal 2008 for all financial instruments and the adoption during fiscal 2009 for all non-financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 2, 2009 and May 3, 2008:

	Percentage of Net Sales
	Thirteen Weeks Ended		Percentage
	May 2, 2009	May 3, 2008	Increase/(Decrease)

Net sales	100.0%	100.0%	24.6%
Cost of sales (including buying,
distribution, and occupancy costs)	56.6%	59.1%	19.3%
Gross profit	43.4%	40.9%	32.1%
Selling expenses	18.8%	19.7%	19.1%
General and administrative expenses	3.7%	4.2%	10.2%
Income from operations	20.9%	17.0%	52.5%
Other income, net	0.5%	1.5%	-60.8%
Income before income taxes	21.4%	18.5%	43.6%
Provision for income taxes	7.9%	6.8%	43.8%
Net income	13.5%	11.7%	43.5%

Net sales increased from $160.3 million in the first quarter of fiscal 2008 to $199.7 million in the first quarter of fiscal 2009, a 24.6% increase. Comparable store sales increased by $26.9 million, or 17.7%, for the thirteen week period ended May 2, 2009 compared to the same period in the prior year. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the period, in addition to a 6.0% increase in the average retail price per piece of merchandise sold during the period and a 2.0% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 21 new stores opened during fiscal 2008, to the opening of 6 new stores during the first quarter of fiscal 2009, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 75.7% to $11.7 million.

The Company’s average retail price per piece of merchandise sold increased $2.46, or 6.0%, during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This $2.46 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 9.2% increase in average denim price points ($1.54), a 6.2% increase in average knit shirt price points ($0.77), a 9.2% increase in average active apparel price points ($0.28), a 9.8% increase in average woven shirt price points ($0.23), a 7.5% increase in average footwear price points ($0.15), and increased price points in certain other categories ($0.21). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.72). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes. Average sales per square foot for the quarter increased 16.7% from $82.73 to $96.58.

Gross profit after buying, distribution, and occupancy expenses increased $21.1 million in the first quarter of fiscal 2009 to $86.7 million, a 32.1% increase. As a percentage of net sales, gross profit increased from 40.9% in the first quarter of fiscal 2008 to 43.4% in the first quarter of fiscal 2009. This increase was attributable to a 0.90% improvement, as a percentage of net sales, in actual merchandise margins; which was achieved through an increase in regular-price selling during the period that was partially offset by an increase in redemptions through the Company’s Primo Card loyalty program. The increase was also attributable to a 1.60% reduction, as a percentage of net sales, related to leveraged buying, distribution, and occupancy costs.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling expenses increased from $31.6 million for the first quarter of fiscal 2008 to $37.6 million for the first quarter of fiscal 2009, a 19.1% increase. As a percentage of net sales, selling expenses decreased from 19.7% in the first quarter of fiscal 2008 to 18.8% in the first quarter of fiscal 2009. The reduction was primarily attributable to a 0.70% reduction, as a percentage of net sales, in store payroll expense, a 0.30% reduction in payroll tax expense, and a 0.30% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by increases in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales), internet-related fulfillment and marketing expenses (0.15%, as a percentage of net sales), and investments made during the quarter related to certain store fixtures and supplies (0.10%, as a percentage of net sales).

General and administrative expenses increased from $6.7 million in the first quarter of fiscal 2008 to $7.4 million in the first quarter of fiscal 2009, a 10.2% increase. As a percentage of net sales, general and administrative expenses decreased from 4.2% in the first quarter of fiscal 2008 to 3.7% in the first quarter of fiscal 2009. The reduction was primarily attributable to a 0.30% reduction, as a percentage of net sales, in equity compensation expense and a 0.30% reduction related to the leveraging of certain other general and administrative expenses. These reductions were, however, partially offset by an increase in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 52.5% to $41.7 million for the first quarter of fiscal 2009 compared to $27.4 million for the first quarter of fiscal 2008. Income from operations was 20.9% of net sales for the first quarter of fiscal 2009 compared to 17.0% for the first quarter of fiscal 2008.

Other income decreased from $2.3 million for the first quarter of fiscal 2008 to $0.9 million for the first quarter of fiscal 2009, a decrease of 60.8%. The decrease in other income is due to a reduction in income earned on the Company’s cash and investments as a result of lower interest rates.

Income tax expense as a percentage of pre-tax income was 37.0% in both the first quarter of fiscal 2009 and the first quarter of fiscal 2008, bringing net income to $26.9 million in the first quarter of fiscal 2009 compared to $18.7 million in the first quarter of fiscal 2008, an increase of 43.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2009, the Company had working capital of $204.5 million, including $170.9 million of cash and cash equivalents and short-term investments of $18.7 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarters of fiscal 2009 and fiscal 2008, the Company’s cash flow from operating activities was $35.5 million and $12.2 million, respectively.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures. The reduction in cash flow from investing activities for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was primarily a result of the large amount of proceeds received from sales/maturities of investments in 2008 as the Company liquidated a significant amount of its auction-rate securities during the first quarter of fiscal 2008.

During the first quarter of fiscal 2009 and 2008, the Company invested $11.7 million and $6.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $3.2 million and $0.8 million in the first quarter of fiscal 2009 and 2008, respectively, in capital expenditures for the corporate headquarters and distribution facility.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the remainder of fiscal 2009, the Company anticipates completing approximately 30 additional store construction projects, including approximately 15 new stores and approximately 15 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2009 will be approximately $44 to $48 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 2, 2009, had total cash and investments of $249.3 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarters of fiscal 2009 or 2008.

As of May 2, 2009, total cash and investments included $26.9 million of auction-rate securities (“ARS”) and $2.2 million of preferred securities, which compares to $30.3 million of ARS and $0.6 million of preferred securities as of January 31, 2009. All of the $29.1 million in ARS and preferred securities as of May 2, 2009, has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value and, as of May 2, 2009, the reported investment amount is net of a $1.5 million temporary impairment and a $5.2 million other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The Company reported the $1.5 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.9 million in stockholders’ equity as of May 2, 2009. The Company has accounted for the impairment as temporary, as it currently anticipates being able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reported the $5.2 million OTTI ($3.2 million, net of tax) as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The OTTI is related to investments in auction-rate preferred securities (“ARPS”) that were converted to preferred stock as a result of the Lehman bankruptcy (the broker and auction agent for all of the ARPS purchased by the Company). The converted shares are valued at the quoted price of the securities as of May 2, 2009. Since it is unlikely that the fair market value of these investments will recover in the near term, the Company recorded a charge for OTTI during fiscal 2008 based on the closing price of the converted securities as well as for each of the preferred securities underlying the ARPS that were converted subsequent to year end. Any future fluctuation in fair value related to these securities that the Company judges to be other-than-temporary, including any recoveries of previous write-downs, would be recorded in the statement of income as an adjustment to net income.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $7.6 million and $10.1 million as of May 2, 2009 and January 31, 2009, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.5 million as of both May 2, 2009 and January 31, 2009.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.5 million and $6.2 million as of May 2, 2009 and January 31, 2009, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of May 2, 2009, the reported investment amount is net of a $1.5 million temporary impairment and a $5.2 million other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The Company reported the $1.5 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.9 million in stockholders’ equity as of May 2, 2009. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reported the $5.2 million OTTI ($3.2 million, net of tax) as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

The Company determined the fair value of ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs, where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS;
•	Pricing was provided by a third-party broker for ARS;
•	Pricing was provided by a third-party valuation consultant;
•	Sales of similar securities;
•	Quoted prices for similar securities in active markets;
•	Quoted prices for publicly traded preferred securities;
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly.

The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in market value. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 2, 2009.

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

The following tables identify the material obligations and commitments as of May 2, 2009:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$1,348	$1,269	$79	$-	$-
Deferred compensation	$5,348	$-	$-	$-	$5,348
Operating leases	$261,043	$44,811	$73,578	$56,557	$86,097
Total contractual obligations	$267,739	$46,080	$73,657	$56,557	$91,445

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2009 or the first quarter of fiscal 2008. The Company had outstanding letters of credit totaling $0.7 million and $1.1 million at May 2, 2009 and January 31, 2009, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2008, 2007, and 2006, the holiday and back-to-school seasons accounted for approximately 37%, 38%, and 36%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 2, 2009 and May 3, 2008. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective February 3, 2008, the Company adopted the provisions of FASB Statement No. 157 (“SFAS 157”), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, in February 2008, FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 during fiscal 2008 for all financial instruments and the adoption during fiscal 2009 for all non-financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of May 2, 2009, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $390,000 or approximately $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At May 2, 2009, the Company held $35.8 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.5 million temporary impairment and $5.2 million other-than-temporary impairment existed related to these securities as of May 2, 2009. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

The effect of economic pressures and other business factors – During the thirteen weeks ended May 2, 2009, the global recession has continued to cause uncertainty and a wide-ranging lack of liquidity. The market uncertainty has resulted in a lack of consumer confidence and a reduction of consumer spending. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 2, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 1, 2009 to Feb. 28, 2009	-	-	-	799,300
March 1, 2009 to April 4, 2009	-	-	-	799,300
April 5, 2009 to May 2, 2009	-	-	-	799,300
	-	-	-

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

THE BUCKLE, INC.

Dated: June 11 , 2009	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO (principal executive officer)

Dated: June 11 , 2009	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President of Finance and CFO (principal accounting officer)