Form 10-Q
period 2009-08-01
BUCKLE INC
filed 2009-09-10
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). ☑ Large accelerated filer; ☐ Accelerated filer; ☐ Non-accelerated filer (Do not check if a smaller reporting company); ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, as of August 28, 2009, was 46,276,564.

 THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	August 1,	January 31,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$145,736	$162,463
Short-term investments	17,288	19,150
Accounts receivable, net of allowance of $28 and $46, respectively	6,719	3,734
Inventory	106,523	83,963
Prepaid expenses and other assets	18,865	17,655
Total current assets	295,131	286,965

PROPERTY AND EQUIPMENT	286,136	264,154
Less accumulated depreciation and amortization	(154,023)	(147,460)
	132,113	116,694

LONG-TERM INVESTMENTS	65,448	56,213
OTHER ASSETS	4,650	5,468

	$497,342	$465,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$42,546	$22,472
Accrued employee compensation	19,748	40,460
Accrued store operating expenses	8,397	7,701
Gift certificates redeemable	6,986	10,144
Income taxes payable	2,042	8,649
Total current liabilities	79,719	89,426

DEFERRED COMPENSATION	5,761	4,090
DEFERRED RENT LIABILITY	35,886	34,602
Total liabilities	121,366	128,118

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,277,205 and 45,906,265 shares issued and outstanding at August 1, 2009 and January 31, 2009, respectively	463	459
Additional paid-in capital	74,359	68,894
Retained earnings	302,169	268,789
Accumulated other comprehensive loss	(1,015)	(920)
Total stockholders’ equity	375,976	337,222

	$497,342	$465,340

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

SALES, Net of returns and allowances	$192,906	$169,765	$392,603	$330,065

COST OF SALES (Including buying,
distribution, and occupancy costs)	110,628	99,497	223,622	194,175

Gross profit	82,278	70,268	168,981	135,890

OPERATING EXPENSES:
Selling	37,507	33,480	75,104	65,039
General and administrative	6,647	3,477	14,025	10,172
	44,154	36,957	89,129	75,211

INCOME FROM OPERATIONS	38,124	33,311	79,852	60,679

OTHER INCOME, Net	1,549	2,049	2,459	4,369

INCOME BEFORE INCOME TAXES	39,673	35,360	82,311	65,048

PROVISION FOR INCOME TAXES	14,679	13,084	30,455	24,055

NET INCOME	$24,994	$22,276	$51,856	$40,993

EARNINGS PER SHARE:
Basic	$0.55	$0.49	$1.14	$0.91

Diluted	$0.54	$0.48	$1.11	$0.88

Basic weighted average shares	45,640	45,346	45,585	45,076
Diluted weighted average shares	46,623	46,587	46,572	46,418

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2009
BALANCE, February 1, 2009	45,906,265	$459	$68,894	$268,789	$(920)	$337,222

Net income	-	-	-	51,856	-	51,856
Dividends paid on common stock, ($0.20 per share)	-	-	-	(18,476)	-	(18,476)
Common stock issued on exercise of stock options	173,511	2	1,136	-	-	1,138
Issuance of non-vested stock, net of forfeitures	197,429	2	(2)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	2,413	-	-	2,413
Stock option compensation expense	-	-	109	-	-	109
Income tax benefit related to exercise
of stock options	-	-	1,809	-	-	1,809
Unrealized loss on investments, net of tax	-	-	-	-	(95)	(95)

BALANCE, August 1, 2009	46,277,205	$463	$74,359	$302,169	$(1,015)	$375,976

FISCAL 2008
BALANCE, February 3, 2008	29,841,668	$298	$46,977	$291,045	$-	$338,320

Net income	-	-	-	40,993	-	40,993
Dividends paid on common stock, ($0.1667 per share)	-	-	-	(15,269)	-	(15,269)
Common stock issued on exercise of stock options	669,725	8	8,868	-	-	8,876
Issuance of non-vested stock, net of forfeitures	139,950	1	(1)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	2,599	-	-	2,599
Stock option compensation expense	-	-	199	-	-	199
Income tax benefit related to exercise of stock options	-	-	7,630	-	-	7,630
Unrealized loss on investments, net of tax	-	-	-	-	(976)	(976)

BALANCE, August 2, 2008	30,651,343	$307	$66,272	$316,769	$(976)	$382,372

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 1,	August 2,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,856	$40,993
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	11,438	10,383
Amortization of non-vested stock grants, net of forfeitures	2,413	2,599
Stock option compensation expense	109	199
Gain on involuntary conversion of corporate aircraft to monetary asset	-	(2,963)
Realized gain on securities	(907)	-
Deferred income taxes	(936)	-
Other	(113)	50
Changes in operating assets and liabilities:
Accounts receivable	(511)	(1,874)
Inventory	(22,560)	(25,793)
Prepaid expenses and other assets	(769)	(1,196)
Accounts payable	19,064	23,247
Accrued employee compensation	(20,712)	(11,335)
Accrued store operating expenses	696	1,300
Gift certificates redeemable	(3,158)	(2,697)
Income taxes payable	(7,753)	(1,712)
Changes in long-term liabilities and deferred compensation	2,955	4,326

Net cash flows from operating activities	31,112	35,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,041)	(15,044)
Proceeds from sale of property and equipment	307	11,587
Change in other assets	38	(167)
Purchases of investments	(22,201)	(16,581)
Proceeds from sales/maturities of investments	15,584	104,503

Net cash flows from investing activities	(32,313)	84,298

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,138	8,876
Excess tax benefit from stock option exercises	1,812	6,419
Payment of dividends	(18,476)	(15,269)

Net cash flows from financing activities	(15,526)	26

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,727)	119,851

CASH AND CASH EQUIVALENTS, Beginning of period	162,463	64,293

CASH AND CASH EQUIVALENTS, End of period	$145,736	$184,144

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 401 stores located in 41 states throughout the continental United States as of August 1, 2009 and 381 stores in 39 states as of August 2, 2008. During the second quarter of fiscal 2009, the Company opened nine new stores and substantially remodeled seven stores. During the second quarter of fiscal 2008, the Company opened seven new stores and substantially remodeled four stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Denims	35.3%	34.9%	38.6%	38.4%
Tops (including sweaters)	39.0	40.9	37.7	38.5
Sportswear/Fashions	11.1	10.2	9.7	9.3
Accessories	8.3	7.8	7.7	7.5
Footwear	5.0	5.0	5.0	5.0
Casual bottoms	0.6	0.9	0.5	0.9
Outerwear	0.6	0.2	0.7	0.3
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 1, 2009			August 2, 2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$24,994	45,640	$0.55	$22,276	45,346	$0.49

Effect of Dilutive Securities:
Stock options and non-vested shares	-	983	(0.01)	-	1,241	(0.01)

Diluted EPS	$24,994	46,623	$0.54	$22,276	46,587	$0.48

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	August 1, 2009			August 2, 2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$51,856	45,585	$1.14	$40,993	45,076	$0.91

Effect of Dilutive Securities:
Stock options and non-vested shares	-	987	(0.03)	-	1,342	(0.03)

Diluted EPS	$51,856	46,572	$1.11	$40,993	46,418	$0.88

4.	Stock Split

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

5.	Investments

The following is a summary of investments as of August 1, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$26,720	$-	$(1,611)	$-	$25,109
Preferred stock	4,400	-	-	(3,219)	1,181
	$31,120	$-	$(1,611)	$(3,219)	$26,290

Held-to-Maturity Securities:
State and municipal bonds	$43,215	$509	$(66)	$-	$43,658
Fixed maturities	3,000	54	(2)	-	3,052
Certificates of deposit	3,720	34	-	-	3,754
U.S. treasuries	750	4	(1)	-	753

	$50,685	$601	$(69)	$-	$51,217

Trading Securities:
Mutual funds	$6,250	$-	$(489)	$-	$5,761

The following is a summary of investments as of January 31, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$35,495	$-	$(1,460)	$(3,757)	$30,278
Preferred stock	2,000	-	-	(1,400)	600
	$37,495	$-	$(1,460)	$(5,157)	$30,878

Held-to-Maturity Securities:
State and municipal bonds	$31,965	$536	$(90)	$-	$32,411
Fixed maturities	2,500	37	(7)	-	2,530
Certificates of deposit	2,945	42	-	-	2,987
U.S. treasuries	2,985	19	(9)	-	2,995

	$40,395	$634	$(106)	$-	$40,923

Trading Securities:
Mutual funds	$5,165	$-	$(1,075)	$-	$4,090

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The auction-rate securities were invested as follows as of August 1, 2009:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	83% insured by AAA/AA/A-rated bond insurers at Aug. 1, 2009	$13,345
Municipal bond funds	Fixed income instruments within issuers' money market funds	9,625
Student loan bonds	Student loans guaranteed by state entities	3,750
Total par value		$26,720

As of August 1, 2009, the Company’s auction-rate securities portfolio was 58% AAA/Aaa-rated, 33% AA/Aa-rated, and 9% A-rated.

The amortized cost and fair value of held-to-maturity securities by contractual maturity as of August 1, 2009 is as follows:

	Amortized	Fair
Fiscal Periods	Cost	Value

Twelve months ending July 31, 2010	$15,643	$15,730
Twelve months ending July 30, 2011	12,299	12,438
Twelve months ending July 28, 2012	11,624	11,703
Twelve months ending August 3, 2013	4,158	4,254
Twelve months ending August 2, 2014	850	847
Thereafter	6,111	6,245
	$50,685	$51,217

At August 1, 2009 and January 31, 2009, held-to-maturity investments of $35,042 and $22,795 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of August 1, 2009, the reported investment amount is net of $1,611 of temporary impairment and $3,219 of other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The $1,611 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $1,015 in stockholders’ equity as of August 1, 2009. The Company reported the $3,219 OTTI ($2,028 net of tax) as part of the total of $5,157 OTTI ($3,249 net of tax) reported as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

The OTTI is related to investments in auction-rate preferred securities (“ARPS”) that have all been converted to perpetual preferred stock as a result of the September 2008 bankruptcy of Lehman Brothers (the broker and auction agent for all of the ARPS purchased by the Company). The converted shares are valued at the quoted price of the securities as of August 1, 2009. All of these issues of preferred stock are publicly traded and have experienced significant declines in value. The Company recorded a charge for OTTI during fiscal 2008 based on the closing price of the preferred securities as of January 31, 2009. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability, and maintains its intent, to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of August 1, 2009, the Company had $26,720 invested in ARS and $4,400 invested in preferred securities, at par value, which are reported at their estimated fair value of $25,109 and $1,181, respectively. As of January 31, 2009, the Company had $35,495 invested in ARS and $2,000 invested in preferred securities, which are reported at their estimated fair value of $30,278 and $600, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. The Company liquidated $1,650 of its investments in ARS at par value and $3,000 of its investments in preferred securities at par value during the first half of fiscal 2009. These investments were valued at $1,062 and were liquidated for $1,969 in proceeds.

As of August 1, 2009, $1,645 of the Company’s investment in ARS and preferred securities was classified in short-term investments and $24,645 was classified in long-term investments. As of January 31, 2009, $1,550 of the Company’s investment in ARS and preferred securities was classified in short-term investments and $29,328 was classified in long-term investments.

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of August 1, 2009 and January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 5. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 inputs using unobservable inputs where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS;
•	Pricing was provided by a third-party broker for ARS;
•	Sales of similar securities;
•	Quoted prices for similar securities in active markets;
•	Quoted prices for publicly traded preferred securities;
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;

•	Pricing was provided by a third-part valuation consultant (using Level 3 inputs).

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of August 1, 2009 and January 31, 2009.

As a result of the decline in fair value for certain of the Company’s investments in ARS, the Company has reported its investments net of $1,611 of temporary impairment and $3,219 of OTTI as of August 1, 2009. The Company has reported the $1,611 of temporary impairment, net of tax, as a $1,015 reduction to stockholders’ equity in “accumulated other comprehensive loss” as of August 1, 2009. Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to “accumulated other comprehensive loss.” The Company reported the $3,219 OTTI ($2,028 net of tax) as part of the total of $5,157 OTTI ($3,249 net of tax) reported as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal. Additional indicators of impairment include the duration and severity of the decline in market value. The interest rates on these investments will be determined by the terms of each individual ARS. The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS 157 as of August 1, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:
Available-for-sale securities (including
auction-rate securities and preferred stock)	$2,824	$16,231	$7,235	$26,290
Trading securities (including mutual funds)	5,761	-	-	5,761
Total	$8,585	$16,231	$7,235	$32,051

ARS and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of August 1, 2009 and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions and resulted in $690 of the Company’s recorded temporary impairment. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in SFAS 157, are as follows for the 26-week year-to-date period ended August 1, 2009:

Available-for-Sale
Securities
(Level 3)

Balance as of February 1, 2009	$7,260
Total gains or losses (realized and unrealized):
Included in net income	-
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements (net)	(25)
Transfers in and/or out of Level 3	-
Balance as of August 1, 2009	$7,235

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

7.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008

Net income	$24,994	$22,276
Changes in net unrealized losses on investments, net of taxes of $45 and $169	(77)	(288)
Comprehensive Income	$24,917	$21,988

	Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008

Net income	$51,856	$40,993
Changes in net unrealized losses on investments, net of taxes of $56 and $573	(95)	(976)
Comprehensive Income	$51,761	$40,017

8.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended August 1, 2009 and August 2, 2008 of $(1,010) and $184, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended August 1, 2009 and August 2, 2008 of $37,282 and $18,944, respectively.

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

As of August 1, 2009, 642,195 shares were available for grant under the various stock option plans, of which 452,502 were available for grant to executive officers. Also as of August 1, 2009, 207,511 shares were available for grant under the various restricted stock plans, of which 128,387 were available for grant to executive officers.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123 (revised 2004) (“SFAS 123(R)”), Share-Based Payment. Compensation expense was recognized during the first two quarters of fiscal 2009 and fiscal 2008 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to SFAS 123(R) adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock-based compensation expense, before tax:
Stock options	$69	$57	$109	$199
Non-vested shares of common stock	1,188	1,299	2,413	2,599

Total stock-based compensation expense, before tax	$1,257	$1,356	$2,522	$2,798

Total stock-based compensation expense, after tax	$792	$854	$1,589	$1,763

SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the twenty-six week periods ended August 1, 2009 and August 2, 2008, the excess tax benefit realized from exercised stock options was $1,812 and $6,419, respectively.

No stock options were granted during the first half of fiscal 2009. Stock options granted during the first half of fiscal 2008 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during the twenty-week period ended August 2, 2008 was $8.40. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Twenty-six Weeks Ended
August 2, 2008

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
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

A summary of the Company’s stock-based compensation activity related to stock options for the twenty-six week period ended August 1, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding - beginning of year	1,635,163	$6.91
Granted	-	n/a
Expired/forfeited	(5,069)	24.21
Exercised	(173,511)	6.56

Outstanding - end of quarter	1,456,583	$6.90	3.76 years	$35,020

Exercisable - end of quarter	1,436,303	$6.65	3.70 years	$34,884

The total intrinsic value of options exercised during the twenty-six week periods ended August 1, 2009 and August 2, 2008 was $5,026 and $21,764, respectively. As of August 1, 2009, there was $130 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 1.2 years.

Non-vested shares of common stock granted during the twenty-six week period ended August 2, 2008 were granted pursuant to the Company’s 2005 Restricted Stock Plan. Non-vested shares granted during the twenty-six week period ended August 1, 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended August 1, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	423,171	$23.84
Granted	243,800	21.20
Forfeited	(46,371)	22.63
Vested	(45,506)	27.54

Non-Vested - end of quarter	575,094	$22.53

As of August 1, 2009, there was $6,407 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the twenty-six week periods ended August 1, 2009 and August 2, 2008 was $1,393 and $1,341, respectively.

10.	Insurance Proceeds

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

11.	Recently Issued Accounting Pronouncements

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2009 AND AUGUST 2, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

In May 2009, FASB issued FASB Statement No. 165 (“SFAS 165”), Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. SFAS 165 is effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009, therefore the Company adopted the provisions of SFAS 165 effective May 3, 2009. The adoption of SFAS 165 did not have any impact on the Company’s financial position or results of operations.

In June 2009, FASB issues FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The codification will become the source of Generally Accepted Accounting Principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009. The Company does not anticipate that the adoption of SFAS 168 will have any impact on the Company’s financial position or results of operations.

12.	Subsequent Events

In accordance with the provisions of SFAS 165, the Company has evaluated subsequent events through September 10, 2009. All subsequent events requiring recognition as of August 1, 2009 or disclosure in this Form 10-Q have been incorporated into the financial statements contained herein.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	Aug.1, 2009	Aug.2, 2008	(Decrease)	Aug.1, 2009	Aug.2, 2008	(Decrease)

Net sales	100.0%	100.0%	13.6%	100.0%	100.0%	18.9%
Cost of sales (including buying, distribution, and occupancy costs)	57.3%	58.6%	11.2%	57.0%	58.8%	15.2%
Gross profit	42.7%	41.4%	17.1%	43.0%	41.2%	24.4%
Selling expenses	19.4%	19.7%	12.0%	19.1%	19.7%	15.5%
General and administrative expenses	3.5%	2.1%	91.2%	3.6%	3.1%	37.9%
Income from operations	19.8%	19.6%	14.4%	20.3%	18.4%	31.6%
Other income, net	0.8%	1.2%	-24.4%	0.7%	1.3%	-43.7%
Income before income taxes	20.6%	20.8%	12.2%	21.0%	19.7%	26.5%
Provision for income taxes	7.6%	7.7%	12.2%	7.8%	7.3%	26.6%
Net income	13.0%	13.1%	12.2%	13.2%	12.4%	26.5%

Net sales increased from $169.8 million in the second quarter of fiscal 2008 to $192.9 million in the second quarter of fiscal 2009, a 13.6% increase. Comparable store sales increased by $13.8 million, or 8.6%, for the thirteen week period ended August 1, 2009 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 5.0% increase in the average retail price per piece of merchandise sold during the period, a 3.0% increase in the average number of units sold per transaction, and an increase in the number of transactions at comparable stores during the period. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 21 new stores opened during fiscal 2008, to the opening of 15 new stores during the first two quarters of fiscal 2009, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 39.0% to $10.1 million.

The Company’s average retail price per piece of merchandise sold increased $2.05, or 5.0%, during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008. This $2.05 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 10.8% increase in average denim price points ($1.39), a 3.9% increase in average knit shirt price points ($0.49), a 7.8% increase in average active apparel price points ($0.28), an 11.3% increase in average woven shirt price points ($0.24), and a 7.7% increase in average footwear price points ($0.15). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.50). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $330.1 million for the first two quarters of fiscal 2008 to $392.6 million for the first two quarters of fiscal 2009, an 18.9% increase. Comparable store sales increased by $40.5 million, or 13.1%, for the twenty-six week period ended August 1, 2009 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 6.0% increase in the average retail price per piece of merchandise sold during the period, a 2.5% increase in the average number of units sold per transaction, and an increase in the number of transactions at comparable stores during the period. Sales growth for the twenty-six week period was also attributable to the inclusion of a full two quarters of operating results for the 21 new stores opened during fiscal 2008, to the opening of 15 new stores during the first two quarters of fiscal 2009, and to growth in online sales. Online sales for the year-to-date period increased 56.4% to $21.8 million. Average sales per square foot increased 11.9% from $168.69 for the twenty-six week period ended August 2, 2008 to $188.68 for the twenty-six week period ended August 1, 2009.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $2.30, or 6.0%, during the first two quarters of fiscal 2009 compared to the first two quarters of fiscal 2008. This $2.30 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 9.8% increase in average denim price points ($1.45), a 5.1% increase in average knit shirt price points ($0.64), an 8.4% increase in average active apparel price points ($0.28), a 10.6% increase in average woven shirt price points ($0.23), a 7.6% increase in average footwear price points ($0.15), and increased average price points in certain other categories ($0.10). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.55). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased $12.0 million in the second quarter of fiscal 2009 to $82.3 million, a 17.1% increase. As a percentage of net sales, gross profit increased from 41.4% in the second quarter of fiscal 2008 to 42.7% in the second quarter of fiscal 2009. This increase was attributable to a 0.90% improvement, as a percentage of net sales, in actual merchandise margins; which was achieved through an increase in regular-price selling during the period that was partially offset by an increase in redemptions through the Company’s Primo Card loyalty program. The increase was also attributable to a 0.40% reduction, as a percentage of net sales, related to the leveraging of buying, distribution, and occupancy costs.

Year-to-date, gross profit increased $33.1 million for the first twenty-six weeks of fiscal 2009 to $169.0 million, a 24.4% increase. As a percentage of net sales, gross profit increased from 41.2% for the first half of fiscal 2008 to 43.0% for the first half of fiscal 2009. This increase was attributable to a 0.90% improvement, as a percentage of net sales, in actual merchandise margins; which was achieved through an increase in regular-price selling during the period that was partially offset by an increase in redemptions through the Company’s Primo Card loyalty program. The increase was also attributable to a 0.90% reduction, as a percentage of net sales, related to the leveraging of buying, distribution, and occupancy costs.

Selling expenses increased from $33.5 million for the second quarter of fiscal 2008 to $37.5 million for the second quarter of fiscal 2009, a 12.0% increase. As a percentage of net sales, selling expenses decreased from 19.7% in the second quarter of fiscal 2008 to 19.4% in the second quarter of fiscal 2009. The reduction was primarily attributable to a 0.40% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and to a 0.10% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by an increase in internet-related fulfillment and marketing expenses (0.20%, as a percentage of net sales).

Year-to-date, selling expenses increased from $65.0 million in the first half of fiscal 2008 to $75.1 million in the first half of fiscal 2009, a 15.5% increase. As a percentage of net sales, selling expenses decreased from 19.7% in fiscal 2008 to 19.1% in fiscal 2009. The decrease was primarily attributable to a 0.40% reduction, as a percentage of net sales, in store payroll expense, a 0.10% reduction in expense related to the incentive bonus accrual, and a 0.25% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by an increase in internet related fulfillment and marketing expenses (0.15%, as a percentage of net sales).

General and administrative expenses increased from $3.5 million in the second quarter of fiscal 2008 to $6.6 million in the second quarter of fiscal 2009, a 91.2% increase. As a percentage of net sales, general and administrative expenses increased from 2.1% in the second quarter of fiscal 2008 to 3.5% in the second quarter of fiscal 2009. General and administrative expenses for the second quarter of fiscal 2008 were reported net of a $3.0 million gain from the involuntary conversion of one of the Company’s corporate aircrafts to a monetary asset upon receipt of $11.5 million in insurance proceeds. The aircraft was destroyed by a tornado that hit the airport in Kearney, Nebraska on May 29, 2008. Excluding the $3.0 million gain recognized during the second quarter of fiscal 2008, general and administrative expenses were 3.8% of net sales for the second quarter of fiscal 2008 compared to 3.5% of net sales for the second quarter of fiscal 2009. The reduction was primarily attributable to a 0.10% reduction, as a percentage of net sales, in equity compensation expense, a 0.10% reduction in expense related to the incentive bonus accrual, and a 0.10% reduction related to the leveraging of certain other general and administrative expenses.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date, general and administrative expense increased from $10.2 million for the first half of fiscal 2008 to $14.0 million for the first half of fiscal 2009, a 37.9% increase. As a percentage of net sales, general and administrative expenses increased from 3.1% in fiscal 2008 to 3.6% in fiscal 2009. Excluding the $3.0 million gain recognized during the second quarter of fiscal 2008 on the involuntary disposal of a corporate aircraft, general and administrative expenses were 4.0% of net sales for fiscal 2008 compared to 3.6% of net sales for fiscal 2009. The reduction was primarily attributable to a 0.20% reduction, as a percentage of net sales, in equity compensation expense and a 0.20% reduction related to the leveraging of certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 14.4% to $38.1 million for the second quarter of fiscal 2009 compared to $33.3 million for the second quarter of fiscal 2008. Income from operations was 19.8% of net sales for the second quarter of fiscal 2009 compared to 19.6% for the second quarter of fiscal 2008. Income from operations, for the twenty-six week period ended August 1, 2009, increased 31.6% to $79.9 million compared to $60.7 million for the twenty-six week period ended August 2, 2008. Income from operations was 20.3% of net sales for the first half of fiscal 2009 compared to 18.4% for the first half of fiscal 2008. Excluding the $3.0 million gain on the involuntary disposal of a corporate aircraft, income from operations for the thirteen and twenty-six week periods ended August 2, 2008, was 17.9% and 17.5%, respectively.

Other income decreased from $2.0 million for the second quarter of fiscal 2008 to $1.5 million for the second quarter of fiscal 2009, a decrease of 24.4%. Other income for the year-to-date period decreased 43.7% from $4.4 million for the twenty-six week period ended August 2, 2008 to $2.5 million for the twenty-six week period ended August 1, 2009. The decrease in other income for both the thirteen and twenty-six week periods is due to a reduction in income earned on the Company’s cash and investments as a result of lower interest rates.

Income tax expense as a percentage of pre-tax income was 37.0% for both the second quarter of fiscal 2009 and the second quarter of fiscal 2008, bringing net income to $25.0 million in the second quarter of fiscal 2009 compared to $22.3 million in the second quarter of fiscal 2008, an increase of 12.2%. Income tax expense was also 37.0% of pre-tax income for both the first half of fiscal 2009 and first half of fiscal 2008, bringing year-to-date net income to $51.9 million for fiscal 2009 compared to $41.0 million for fiscal 2008, an increase of 26.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of August 1, 2009, the Company had working capital of $215.4 million, including $145.7 million of cash and cash equivalents and short-term investments of $17.3 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2009 and fiscal 2008, the Company’s cash flow from operating activities was $31.1 million and $35.5 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures. The reduction in cash flow from investing activities for the first two quarters of fiscal 2009 compared to the first two quarters of fiscal 2008 was primarily a result of the large amount of proceeds received from sales/maturities of investments in 2008 as the Company liquidated a significant amount of its auction-rate securities, as well as insurance proceeds received during fiscal 2008 on the involuntary disposal of one of the Company’s corporate aircrafts and an increase in capital expenditures during the first half of fiscal 2009.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first half of fiscal 2009 and 2008, the Company invested $17.7 million and $13.2 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $8.3 million and $1.8 million in the first half of fiscal 2009 and 2008, respectively, in capital expenditures for the corporate headquarters and distribution facility. The amount spent during fiscal 2009 for capital expenditures at the corporate headquarters includes $5.5 million invested in the expansion of our online fulfillment infrastructure within our current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of our previous infrastructure.

During the remainder of fiscal 2009, the Company anticipates completing approximately 13 additional store construction projects, including approximately 5 new stores and approximately 8 stores to be substantially remodeled and/or relocated. Management estimates total capital expenditures during fiscal 2009 will be approximately $44 to $48 million, prior to any costs incurred for the new distribution center which the Company plans to build to support the anticipated growth of the business over the next several years. The Company has purchased land in Kearney, Nebraska and plans to break ground during the third quarter and begin construction of a new building with a target completion date of July 2010. The Company expects the new distribution center to cost approximately $25 to $27 million; however, no capital expenditures related to this project have been included in the estimated $44 to $48 million for this year as the Company has not yet determined what portion of the capital spending related to this project will occur during fiscal 2009 versus fiscal 2010.

The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of August 1, 2009, had total cash and investments of $228.5 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2009 or 2008.

As of August 1, 2009, total cash and investments included $25.1 million of auction-rate securities (“ARS”) and $1.2 million of preferred securities, which compares to $30.3 million of ARS and $0.6 million of preferred securities as of January 31, 2009. Of the $26.3 million in ARS and preferred securities as of August 1, 2009, $1.6 million has been included in short-term investments and $24.7 million has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ARS and preferred securities are reported at fair market value and, as of August 1, 2009, the reported investment amount is net of a $1.6 million temporary impairment and a $3.2 million other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The Company reported the $1.6 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $1.0 million in stockholders’ equity as of August 1, 2009. The Company has accounted for the impairment as temporary, as it currently anticipates being able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reported the $3.2 million OTTI ($2.0 million net of tax) as part of the total $5.2 million OTTI ($3.2 million net of tax) reported as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

The OTTI is related to investments in auction-rate preferred securities (“ARPS”) that were converted to preferred stock as a result of the Lehman bankruptcy (the broker and auction agent for all of the ARPS purchased by the Company). The converted shares are valued at the quoted price of the securities as of August 1, 2009. Since it is unlikely that the fair market value of these investments will recover in the near term, the Company recorded a charge for OTTI during fiscal 2008 based on the closing price of the converted securities as well as for each of the preferred securities underlying the ARPS that were converted subsequent to year end. Any future fluctuation in fair value related to these securities that the Company judges to be other-than-temporary, including any recoveries of previous write-downs, would be recorded in the statement of income as an adjustment to net income.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with SAB No. 101, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $7.0 million and $10.1 million as of August 1, 2009 and January 31, 2009, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.6 million as of August 1, 2009 and $0.5 million as of January 31, 2009.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.8 million and $6.2 million as of August 1, 2009 and January 31, 2009, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of August 1, 2009, the reported investment amount is net of a $1.6 million temporary impairment and a $3.2 million other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The Company reported the $1.6 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $1.0 million in stockholders’ equity as of August 1, 2009. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reported the $3.2 million OTTI ($2.0 million net of tax) as part of the total $5.2 million OTTI ($3.2 million net of tax) reported as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

The Company determined the fair value of ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 inputs using unobservable inputs, where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian of ARS;
•	Pricing was provided by a third-party broker for ARS;
•	Sales of similar securities;
•	Quoted prices for similar securities in active markets;
•	Quoted prices for publicly traded preferred securities;
•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;

•	Pricing was provided by a third-part valuation consultant (using Level 3 inputs).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in market value. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of August 1, 2009.

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

The following tables identify the material obligations and commitments as of August 1, 2009:

	Payments Due by Period
Contractual obligations (dollar amounts in		Less than 1			After 5
thousands):	Total	year	1-3 years	4-5 years	years
Long term debt and purchase obligations	$3,413	$3,334	$79	$-	$-
Deferred compensation	5,761	-	-	-	5,761
Operating leases	273,719	45,119	76,672	58,828	93,100
Total contractual obligations	$282,893	$48,453	$76,751	$58,828	$98,861

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar	Total
amounts in thousands):	Amounts	Less than 1			After 5
	Committed	year	1-3 years	4-5 years	years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. This line of credit was extended through July 31, 2012. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first half of fiscal 2009 or the first half of fiscal 2008. The Company had outstanding letters of credit totaling $1.7 million and $1.1 million at August 1, 2009 and January 31, 2009, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2008, 2007, and 2006, the holiday and back-to-school seasons accounted for approximately 37%, 38%, and 36%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

In May 2009, FASB issued FASB Statement No. 165 (“SFAS 165”), Subsequent Events. This statement requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. SFAS 165 is effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009, therefore the Company adopted the provisions of SFAS 165 effective May 3, 2009. The adoption of SFAS 165 did not have any impact on the Company’s financial position or results of operations.

In June 2009, FASB issues FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The codification will become the source of Generally Accepted Accounting Principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009. The Company does not anticipate that the adoption of SFAS 168 will have any impact on the Company’s financial position or results of operations.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Information in this report, other than historical information, may be considered to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “1995 Act”). Such statements are made in good faith by the Company pursuant to the safe-harbor provisions of the 1995 Act. In connection with these safe-harbor provisions, this management’s discussion and analysis contains certain forward-looking statements, which reflect management’s current views and estimates of future economic conditions, Company performance, and financial results. The statements are based on many assumptions and factors that could cause future results to differ materially. Such factors include, but are not limited to, changes in product mix, changes in fashion trends, competitive factors, and general economic conditions, economic conditions in the retail apparel industry, as well as other risks and uncertainties inherent in the Company’s business and the retail industry in general. Such factors are discussed in the section entitled “Item 1A. Risk Factors” set forth in the Company’s Form 10-K for the fiscal year ended January 31, 2009, as supplemented in Part II below and in the Company’s other filings with the Securities and Exchange Commission. Any changes in these factors could result in significantly different results for the Company. The Company further cautions that the forward-looking information contained herein is not exhaustive or exclusive. The Company does not undertake to update any forward-looking statements, which may be made from time to time by or on behalf of the Company.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has evaluated the disclosure requirements of Item 305 of S-K “Quantitative and Qualitative Disclosures about Market Risk,” and has concluded that the Company has inherent risks in its operations as it is exposed to certain market risks, including interest rates.

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of August 1, 2009, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $390,000 or approximately $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At August 1, 2009, the Company held $31.1 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.6 million temporary impairment and $3.2 million other-than-temporary impairment existed related to these securities as of August 1, 2009. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings:                                                                                                None

Item 1A. Risk Factors:

The effect of economic pressures and other business factors – During the twenty-six week period ended August 1, 2009, the global recession has continued to cause uncertainty and a wide-ranging lack of liquidity. The market uncertainty has resulted in a lack of consumer confidence and a reduction of consumer spending. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended August 1, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 3, 2009 to May 30, 2009	-	-	-	799,300
May 31, 2009 to July 4, 2009	-	-	-	799,300
July 5, 2009 to Aug. 1, 2009	-	-	-	799,300
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 799,300 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:                                                                        None

Item 4.    Submission of Matters to a Vote of Security Holders:

(a)	May 29, 2009, Annual Meeting

(b)	Board of Directors:
	Daniel J. Hirschfeld	Robert E. Campbell
	Dennis H. Nelson	John P. Peetz
	Karen B. Rhoads	Michael E.Huss
	James E. Shada	Bruce L. Hoberman
Bill L. Fairfield

			Number of Shares*
			For	Against	Abstain	Del N-Vote
(c)	1.	Election of Board of Directors:
		Daniel J. Hirschfeld	42,363,561	0	1,331,805
		Dennis H. Nelson	42,403,374	0	1,291,992
		Karen B. Rhoads	41,161,037	0	2,534,329
		James E. Shada	42,363,786	0	1,331,580
		Bill L. Fairfield	41,679,225	0	2,016,141
		Robert E. Campbell	42,875,019	0	820,347
		John P. Peetz	43,332,446	0	362,920
		Michael E. Huss	43,191,278	0	504,088
		Bruce L. Hoberman	43,344,199	0	351,167
	2.	Ratify the Selection of Deloitte & Touche LLP as independent registered public accounting firm.	43,228,039	457,548	9,779
	3.	Approve Company’s 2009 Management Incentive Plan	42,508,938	1,136,813	49,615
	4.	Approve Awards Pursuant to Company’s 2005 Restricted Stock Plan	40,038,458	185,428	19,447	3,452,033

*includes only shares represented in person or by proxy at the annual meeting

(d)	None

Item 5.    Other Information:                                                                                                 None

Item 6.    Exhibits:

(a)	Exhibits 31.1 and 31.2 certifications, as well as Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 THE BUCKLE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Dated: September 10 , 2009	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: September 10, 2009	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)