Form 10-Q
period 2009-10-31
BUCKLE INC
filed 2009-12-10
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). ☑ Large accelerated filer; ☐ Accelerated filer; ☐ Non-accelerated filer (Do not check if a smaller reporting company); ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, as of November 27, 2009, was 46,294,580.

 THE BUCKLE, INC.

FORM 10-Q
INDEX

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	October 31,	January 31,
	2009	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$73,995	$162,463
Short-term investments	19,620	19,150
Accounts receivable, net of allowance of $35 and $46, respectively	4,993	3,734
Inventory	118,213	83,963
Prepaid expenses and other assets	20,820	17,655
Total current assets	237,641	286,965

PROPERTY AND EQUIPMENT	292,904	264,154
Less accumulated depreciation and amortization	(157,905)	(147,460)
	134,999	116,694

LONG-TERM INVESTMENTS	73,553	56,213
OTHER ASSETS	4,945	5,468

	$451,138	$465,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$36,597	$22,472
Accrued employee compensation	30,142	40,460
Accrued store operating expenses	9,757	7,701
Gift certificates redeemable	7,079	10,144
Income taxes payable	7,696	8,649
Total current liabilities	91,271	89,426

DEFERRED COMPENSATION	5,961	4,090
DEFERRED RENT LIABILITY	35,680	34,602
Total liabilities	132,912	128,118

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,294,580 and 45,906,265 shares issued and outstanding at October 31, 2009 and January 31, 2009, respectively	463	459
Additional paid-in capital	75,969	68,894
Retained earnings	242,885	268,789
Accumulated other comprehensive loss	(1,091)	(920)
Total stockholders’ equity	318,226	337,222

	$451,138	$465,340

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

SALES, Net of returns and allowances	$231,238	$210,567	$623,841	$540,632

COST OF SALES (Including buying, distribution, and occupancy costs)	129,121	118,762	352,743	312,937

Gross profit	102,117	91,805	271,098	227,695

OPERATING EXPENSES:
Selling	43,017	39,415	118,121	104,454
General and administrative	7,427	7,000	21,452	17,172
	50,444	46,415	139,573	121,626

INCOME FROM OPERATIONS	51,673	45,390	131,525	106,069

OTHER INCOME, Net	1,192	1,794	3,651	6,163
UNREALIZED LOSS ON SECURITIES	-	(1,800)	-	(1,800)

INCOME BEFORE INCOME TAXES	52,865	45,384	135,176	110,432

PROVISION FOR INCOME TAXES	19,560	16,308	50,015	40,363

NET INCOME	$33,305	$29,076	$85,161	$70,069

EARNINGS PER SHARE:
Basic	$0.73	$0.64	$1.87	$1.55

Diluted	$0.71	$0.62	$1.83	$1.50

Basic weighted average shares	45,709	45,666	45,626	45,273
Diluted weighted average shares	46,719	46,851	46,621	46,563

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2009
BALANCE, February 1, 2009	45,906,265	$459	$68,894	$268,789	$(920)	$337,222

Net income	-	-	-	85,161	-	85,161
Dividends paid on common stock,
($0.20 per share - 1st, 2nd, and 3rd quarters)	-	-	-	(27,735)	-	(27,735)
($1.80 per share - 3rd quarter)	-	-	-	(83,330)	-	(83,330)
Common stock issued on exercise of stock options	191,527	2	1,472	-	-	1,474
Issuance of non-vested stock, net of forfeitures	196,788	2	(2)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	3,592	-	-	3,592
Stock option compensation expense	-	-	142	-	-	142
Income tax benefit related to exercise of stock options	-	-	1,871	-	-	1,871
Unrealized loss on investments, net of tax	-	-	-	-	(171)	(171)

BALANCE, October 31, 2009	46,294,580	$463	$75,969	$242,885	$(1,091)	$318,226

FISCAL 2008
BALANCE, February 3, 2008	29,841,668	$298	$46,977	$291,045	$-	$338,320

Net income	-	-	-	70,069	-	70,069
Dividends paid on common stock,
($0.1667 per share - 1st and 2nd quarters)	-	-	-	(15,269)	-	(15,269)
($0.20 per share - 3rd quarter)	-	-	-	(9,293)	-	(9,293)
($2.00 per share - 3rd quarter)	-	-	-	(92,922)	-	(92,922)
Common stock issued on exercise of stock options	993,583	11	12,705	-	-	12,716
Issuance of non-vested stock, net of forfeitures	139,950	1	(1)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	3,899	-	-	3,899
Stock option compensation expense	-	-	257	-	-	257
Income tax benefit related to exercise of stock options	-	-	12,613	-	-	12,613
3-for-2 stock split	15,487,507	155	(155)	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	(1,257)	(1,257)

BALANCE, November 1, 2008	46,462,708	$465	$76,295	$243,630	$(1,257)	$319,133

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 31,	November 1,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,161	$70,069
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	17,811	15,620
Amortization of non-vested stock grants, net of forfeitures	3,592	3,899
Stock option compensation expense	142	257
Gain on involuntary conversion of corporate aircraft to monetary asset	-	(2,963)
Unrealized loss on securities	-	1,800
Realized gain on securities	(1,379)	-
Deferred income taxes	(1,385)	-
Other	(90)	177
Changes in operating assets and liabilities:
Accounts receivable	(1,259)	(1,770)
Inventory	(34,250)	(40,563)
Prepaid expenses and other assets	(2,516)	(3,193)
Accounts payable	12,421	16,904
Accrued employee compensation	(10,318)	(557)
Accrued store operating expenses	2,056	3,439
Gift certificates redeemable	(3,065)	(2,695)
Income taxes payable	386	(3,524)
Changes in long-term liabilities and deferred compensation	2,949	3,872

Net cash flows from operating activities	70,256	60,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(34,630)	(40,654)
Proceeds from sale of property and equipment	308	11,816
Change in other assets	28	(212)
Purchases of investments	(43,212)	(42,481)
Proceeds from sales/maturities of investments	26,510	132,387

Net cash flows from investing activities	(50,996)	60,856

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,474	12,716
Excess tax benefit from stock option exercises	1,863	11,266
Payment of dividends	(111,065)	(117,484)

Net cash flows from financing activities	(107,728)	(93,502)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,468)	28,126

CASH AND CASH EQUIVALENTS, Beginning of period	162,463	64,293

CASH AND CASH EQUIVALENTS, End of period	$73,995	$92,419

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
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

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these footnotes are to the FASB Accounting Standards Codification (“ASC”), which was established by FASB as the sole source of authoritative GAAP for financial statements issued for reporting periods ending on or after September 15, 2009.

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 404 stores located in 41 states throughout the continental United States as of October 31, 2009 and 384 stores in 39 states as of November 1, 2008. During the third quarter of fiscal 2009, the Company opened four new stores, substantially remodeled four stores, and closed one store. During the third quarter of fiscal 2008, the Company opened three new stores and substantially remodeled four stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Merchandise Group	Oct. 31, 2009	Nov. 1, 2008	Oct. 31, 2009	Nov. 1, 2008

Denims	46.2%	43.6%	41.4%	40.4%
Tops (including sweaters)	35.2	39.6	36.8	38.9
Accessories	7.1	7.4	7.5	7.4
Sportswear/Fashions	1.5	1.3	6.7	6.2
Footwear	5.2	4.7	5.0	4.9
Outerwear	4.3	2.9	2.0	1.3
Casual bottoms	0.4	0.4	0.5	0.8
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 31, 2009			November 1, 2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$33,305	45,709	$0.73	$29,076	45,666	$0.64

Effect of Dilutive Securities:
Stock options and non-vested shares	-	1,010	(0.02)	-	1,185	(0.02)

Diluted EPS	$33,305	46,719	$0.71	$29,076	46,851	$0.62

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	October 31, 2009			November 1, 2008
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$85,161	45,626	$1.87	$70,069	45,273	$1.55

Effect of Dilutive Securities:
Stock options and non-vested shares	-	995	(0.04)	-	1,290	(0.05)

Diluted EPS	$85,161	46,621	$1.83	$70,069	46,563	$1.50

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

4.	Investments

The following is a summary of investments as of October 31, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$25,075	$-	$(1,732)	$-	$23,343
Municipal Bonds	6,099	-	-	-	6,099
Preferred stock	2,873	-	-	(2,498)	375
	$34,047	$-	$(1,732)	$(2,498)	$29,817

Held-to-Maturity Securities:
State and municipal bonds	$51,110	$420	$(30)	$-	$51,500
Fixed maturities	2,500	34	-	-	2,534
Certificates of deposit	1,735	26	-	-	1,761
U.S. treasuries	2,050	4	-	-	2,054

	$57,395	$484	$(30)	$-	$57,849

Trading Securities:
Mutual funds	$6,305	$-	$(344)	$-	$5,961

The following is a summary of investments as of January 31, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$35,495	$-	$(1,460)	$(3,757)	$30,278
Preferred stock	2,000	-	-	(1,400)	600
	$37,495	$-	$(1,460)	$(5,157)	$30,878

Held-to-Maturity Securities:
State and municipal bonds	$31,965	$536	$(90)	$-	$32,411
Fixed maturities	2,500	37	(7)	-	2,530
Certificates of deposit	2,945	42	-	-	2,987
U.S. treasuries	2,985	19	(9)	-	2,995

	$40,395	$634	$(106)	$-	$40,923

Trading Securities:
Mutual funds	$5,165	$-	$(1,075)	$-	$4,090

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The auction-rate securities were invested as follows as of October 31, 2009:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	87% insured by AAA/AA/A-rated bond insurers at Oct. 31, 2009	$11,700
Municipal bond funds	Fixed income instruments within issuers' money market funds	9,625
Student loan bonds	Student loans guaranteed by state entities	3,750
Total par value		$25,075

As of October 31, 2009, the Company’s auction-rate securities portfolio was 61% AAA/Aaa-rated, 29% AA/Aa-rated, and 10% A-rated.

The amortized cost and fair value of held-to-maturity securities by contractual maturity as of October 31, 2009 is as follows:

	Amortized	Fair
Fiscal Periods	Cost	Value

Twelve months ending October 30, 2010	$16,670	$16,735
Twelve months ending October 29, 2011	14,238	14,365
Twelve months ending October 27, 2012	16,627	16,733
Twelve months ending November 2, 2013	6,154	6,207
Twelve months ending November 1, 2014	959	960
Thereafter	2,747	2,849
	$57,395	$57,849

At October 31, 2009 and January 31, 2009, held-to-maturity investments of $40,725 and $22,795 are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of October 31, 2009, the reported investment amount is net of $1,732 of temporary impairment and $2,498 of other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The $1,732 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $1,091 in stockholders’ equity as of October 31, 2009. The Company reported the $2,498 OTTI ($1,574 net of tax) as part of the total of $5,157 OTTI ($3,249 net of tax) reported as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

The OTTI is related to investments in auction-rate preferred securities (“ARPS”) that have all been converted to perpetual preferred stock as a result of the September 2008 bankruptcy of Lehman Brothers (the broker and auction agent for all of the ARPS purchased by the Company). The converted shares are valued at the quoted price of the securities as of October 31, 2009. All of these issues of preferred stock are publicly traded and experienced significant declines in value during the second half of fiscal 2008. The Company recorded a charge for OTTI during fiscal 2008 based on the closing price of the preferred securities as of January 31, 2009. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability, and maintains its intent, to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of October 31, 2009, the Company had $25,075 invested in ARS and $2,873 invested in preferred securities, at par value, which are reported at their estimated fair value of $23,343 and $375, respectively. As of January 31, 2009, the Company had $35,495 invested in ARS and $2,000 invested in preferred securities, which are reported at their estimated fair value of $30,278 and $600, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. The Company liquidated $1,645 of its investments in ARS at par value and $1,527 of its investments in preferred securities at par value during the third quarter of fiscal 2009. These investments were valued at $2,449 as of January 31, 2009 and were liquidated for $2,923 in proceeds.

As of October 31, 2009, $2,950 of the Company’s investment in available-for-sale securities was classified in short-term investments and $26,867 was classified in long-term investments. As of January 31, 2009, $1,550 of the Company’s investment in available-for-sale securities was classified in short-term investments and $29,328 was classified in long-term investments.

5.	Fair Value Measurements

Effective February 3, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, FASB ASC 820-10-15-1A delayed the effective date of FASB ASC 820 to fiscal years beginning after November 15, 2008 for all non-financial assets and liabilities. The Company adopted the provisions of FASB ASC 820-10-15-1A in the quarter ended May 2, 2009. The adoption of FASB ASC 820 did not have any impact on the Company’s financial position or results of operations.

As defined by FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

As of October 31, 2009 and January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 inputs using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of October 31, 2009 and January 31, 2009.

As a result of the decline in fair value for certain of the Company’s investments in ARS, the Company has reported its investments net of $1,732 of temporary impairment and $2,498 of OTTI as of October 31, 2009. The Company has reported the $1,732 of temporary impairment, net of tax, as a $1,091 reduction to stockholders’ equity in “accumulated other comprehensive loss” as of October 31, 2009. Any future fluctuation in fair value related to these securities that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to “accumulated other comprehensive loss.” The Company reported the $2,498 OTTI ($1,574 net of tax) as part of the total of $5,157 OTTI ($3,249 net of tax) reported as a loss in the statement of income during both the third and fourth quarters of the fiscal year ended January 31, 2009. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal. Additional indicators of impairment include the duration and severity of the decline in market value. The interest rates on these investments will be determined by the terms of each individual ARS. The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820 as of October 31, 2009 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
ASSETS:

Available-for-sale securities (including
auction-rate securities, municipal
bonds, and preferred stock)	$7,727	$14,855	$7,235	$29,817
Trading securities (including mutual funds)	5,961	-	-	5,961
Total	$13,688	$14,855	$7,235	$35,778

ARS, municipal bonds, and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of October 31, 2009 and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions and resulted in $690 of the Company’s recorded temporary impairment. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FASB ASC 820, are as follows for the 39-week year-to-date period ended October 31, 2009:

Available-for-Sale
Securities
(Level 3)

Balance as of February 1, 2009	$7,260
Total gains or losses (realized and unrealized):
Included in net income	-
Included in other comprehensive income	-
Purchases, sales, issuances, and settlements (net)	(25)
Transfers in and/or out of Level 3	-
Balance as of October 31, 2009	$7,235

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
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

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

Net income	$33,305	$29,076
Changes in net unrealized losses on investments,
net of taxes of $44 and $166	(76)	(281)
Comprehensive Income	$33,229	$28,795

	Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008

Net income	$85,161	$70,069
Changes in net unrealized losses on investments,
net of taxes of $100 and $739	(171)	(1,257)
Comprehensive Income	$84,990	$68,812

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 31, 2009 and November 1, 2008 of $(1,704) and $1,544, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 31, 2009 and November 1, 2008 of $49,153 and $33,310, respectively.

8.	Stock-Based Compensation

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

As of October 31, 2009, 641,748 shares were available for grant under the various stock option plans, of which 452,111 were available for grant to executive officers. Also as of October 31, 2009, 208,152 shares were available for grant under the various restricted stock plans, of which 129,028 were available for grant to executive officers.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation expense was recognized during the first three quarters of fiscal 2009 and fiscal 2008 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to FASB ASC 718 adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock-based compensation expense, before tax:
Stock options	$33	$58	$142	$257
Non-vested shares of common stock	1,179	1,300	3,592	3,899
Total stock-based compensation expense, before tax	$1,212	$1,358	$3,734	$4,156
Total stock-based compensation expense, after tax	$764	$856	$2,352	$2,618

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the thirty-nine week periods ended October 31, 2009 and November 1, 2008, the excess tax benefit realized from exercised stock options was $1,863 and $11,266, respectively.

No stock options were granted during the first three quarters of fiscal 2009. Stock options granted during the first three quarters of fiscal 2008 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during the thirty-nine week period ended November 1, 2008 was $8.40. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Thirty-nine Weeks Ended
November 1, 2008

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

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

On September 15, 2008, the Board of Directors authorized a $3.00 per share ($2.00 per share after 3-for-2 stock split) special one-time cash dividend to be paid on October 27, 2008 to shareholders of record at the close of business on October 15, 2008. Additionally, on September 21, 2009, the Board of Directors authorized a $1.80 per share special one-time cash dividend to be paid on October 27, 2009 to shareholders of record at the close of business on October 15, 2009. To preserve the intrinsic value for option holders, the Board also approved on each occasion, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options. This adjustment did not result in any incremental compensation expense.

A summary of the Company’s stock-based compensation activity related to stock options for the thirty-nine week period ended October 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	1,635,163	$6.91
Granted	-	n/a
Other (1)	447	5.83
Expired/forfeited	(5,069)	24.21
Exercised	(191,527)	7.70

Outstanding - end of quarter	1,439,014	$4.96	3.48	years	$36,047

Exercisable - end of quarter	1,418,719	$4.71	3.41	years	$35,893

(1)
An adjustment was made to the exercise price and number of options outstanding for the special cash dividend paid during October 2009. “Other” represents additional options issued as a result of this adjustment in the third quarter of fiscal 2009.

The total intrinsic value of options exercised during the thirty-nine week periods ended October 31, 2009 and November 1, 2008 was $5,286 and $35,436, respectively. As of October 31, 2009, there was $97 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 1.1 years.

Non-vested shares of common stock granted during the thirty-nine week period ended November 1, 2008 were granted pursuant to the Company’s 2005 Restricted Stock Plan. Non-vested shares granted during the thirty-nine week period ended October 31, 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended October 31, 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	423,171	$23.84
Granted	243,800	21.20
Forfeited	(47,012)	22.65
Vested	(45,506)	27.54

Non-Vested - end of quarter	574,453	$22.52

As of October 31, 2009, there was $5,213 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during the thirty-nine week periods ended October 31, 2009 and November 1, 2008 was $1,393 and $1,341, respectively.

9.	Insurance Proceeds

During the second quarter of fiscal 2008, one of the Company’s corporate aircrafts was destroyed in a tornado. The Company received $11,500 of insurance proceeds, which is included in proceeds from sale of property and equipment in the statements of cash flows. Also during the second quarter of fiscal 2008, the Company recorded a $2,963 gain from the involuntary disposal of the aircraft, which is included in general and administrative expenses. During the third quarter of fiscal 2008 the Company purchased a replacement aircraft at a cost of $15,175.

10.	Recently Issued Accounting Pronouncements

Effective February 3, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, FASB ASC 820-10-15-1A delayed the effective date of FASB ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820 during fiscal 2008 for all financial instruments and the adoption during fiscal 2009 for all non-financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

Effective February 3, 2008, the Company adopted the provisions of FASB ASC 825, Financial Instruments. FASB ASC 825 provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of FASB ASC 825 effective with the beginning of the Company’s 2008 fiscal year, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of FASB ASC 825 did not have any impact on the Company’s financial position or results of operations.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2009 AND NOVEMBER 1, 2008
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

In May 2009, FASB issued FASB ASC 855, Subsequent Events. This guidance requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. FASB ASC 855 was effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009. Therefore, the Company adopted this guidance effective May 3, 2009. The adoption of FASB ASC 855 did not have any impact on the Company’s financial position or results of operations.

In June 2009, FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FASB ASC 105, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. FASB ASC 105 was effective for financial statements issues for interim or annual reporting periods ending after September 15, 2009. Therefore, the Company adopted the provisions of FASB ASC 105 on August 2, 2009. The adoption of FASB ASC 105 did not have any impact on the Company’s financial position or results of operations.

11.	Subsequent Events

In accordance with the provisions of FASB ASC 855, the Company has evaluated subsequent events through December 10, 2009. All subsequent events requiring recognition as of October 31, 2009 or disclosure in this Form 10-Q have been incorporated into the financial statements contained herein.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008:

	Thirteen Weeks Ended		Increase/	Thirty-nine Weeks Ended		Increase/
	Oct. 31, 2009	Nov. 1, 2008	(Decrease)	Oct. 31, 2009	Nov. 1, 2008	(Decrease)

Net sales	100.0%	100.0%	9.8%	100.0%	100.0%	15.4%
Cost of sales (including buying, distribution, and occupancy costs)	55.8%	56.4%	8.7%	56.6%	57.9%	12.7%
Gross profit	44.2%	43.6%	11.2%	43.4%	42.1%	19.1%
Selling expenses	18.6%	18.7%	9.1%	18.9%	19.3%	13.1%
General and administrative expenses	3.2%	3.3%	6.1%	3.4%	3.2%	24.9%
Income from operations	22.4%	21.6%	13.8%	21.1%	19.6%	24.0%
Other income, net	0.5%	0.9%	-33.5%	0.6%	1.1%	-40.7%
Unrealized loss on securities	0.0%	-0.9%	0.0%	0.0%	-0.3%	0.0%
Income before income taxes	22.9%	21.6%	16.5%	21.7%	20.4%	22.4%
Provision for income taxes	8.5%	7.8%	19.9%	8.0%	7.4%	23.9%
Net income	14.4%	13.8%	14.5%	13.7%	13.0%	21.5%

Net sales increased from $210.6 million in the third quarter of fiscal 2008 to $231.2 million in the third quarter of fiscal 2009, a 9.8% increase. Comparable store sales increased by $8.6 million, or 4.3%, for the thirteen week period ended October 31, 2009 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 2.1% increase in the average retail price per piece of merchandise sold during the period and a 4.7% increase in the average number of units sold per transaction, which were partially offset by a reduction in the number of transactions at comparable stores during the period. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 7 new stores opened during the second half of fiscal 2008, to the opening of 19 new stores during the first three quarters of fiscal 2009, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 41.9% to $12.5 million.

The Company’s average retail price per piece of merchandise sold increased $0.95, or 2.1%, during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008. This $0.95 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 7.7% increase in average denim price points ($1.55), a 10.6% increase in average footwear price points ($0.24), and a 12.2% increase in average outerwear price points ($0.22). These increases were partially offset by a 6.0% decrease in average knit shirt price points (-$0.78), a 5.5% decrease in average woven shirt price points (-$0.14), and a 4.1% decrease in average accessory price points (-$0.14). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $540.6 million for the first three quarters of fiscal 2008 to $623.8 million for the first three quarters of fiscal 2009, a 15.4% increase. Comparable store sales increased by $49.1 million, or 9.7%, for the thirty-nine week period ended October 31, 2009 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 3.8% increase in the average retail price per piece of merchandise sold during the period, a 2.8% increase in the average number of units sold per transaction, and an increase in the number of transactions at comparable stores during the period. Sales growth for the thirty-nine week period was also attributable to the inclusion of a full three quarters of operating results for the 21 new stores opened during fiscal 2008, to the opening of 19 new stores during the first three quarters of fiscal 2009, and to growth in online sales. Online sales for the year-to-date period increased 50.8% to $34.3 million. Average sales per square foot increased 8.6% from $275.49 for the thirty-nine week period ended November 1, 2008 to $299.27 for the thirty-nine week period ended October 31, 2009. Total square footage as of October 31, 2009 was 2.012 million.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s average retail price per piece of merchandise sold increased $1.59, or 3.8%, during the first three quarters of fiscal 2009 compared to the first three quarters of fiscal 2008. This $1.59 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): an 8.9% increase in average denim price points ($1.47), an 8.5% increase in average active apparel price points ($0.20), an 8.8% increase in average footwear price points ($0.18), a 5.5% increase in average woven shirt price points ($0.12), and increased average price points in certain other categories ($0.13). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.51). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased $10.3 million in the third quarter of fiscal 2009 to $102.1 million, an 11.2% increase. As a percentage of net sales, gross profit increased from 43.6% in the third quarter of fiscal 2008 to 44.2% in the third quarter of fiscal 2009. This increase was attributable to a 0.90% improvement, as a percentage of net sales, in actual merchandise margins; which was achieved through reduced markdowns and strong sell through of new product during the period that was partially offset by an increase in redemptions through the Company’s Primo Card loyalty program. The improvement in merchandise margins was partially offset by a 0.30% increase, as a percentage of net sales, in buying, distribution, and occupancy costs; which were primarily related to increases in percentage rent in stores with strong year-to-date sales performance, increases in common area maintenance costs, and additional depreciation expense related to new fixture rollouts.

Year-to-date, gross profit increased $43.4 million for the first thirty-nine weeks of fiscal 2009 to $271.1 million, a 19.1% increase. As a percentage of net sales, gross profit increased from 42.1% for the first three quarters of fiscal 2008 to 43.4% for the first three quarters of fiscal 2009. This increase was attributable to a 0.90% improvement, as a percentage of net sales, in actual merchandise margins; which was achieved through reduced markdowns and strong sell through of new product during the period that was partially offset by an increase in redemptions through the Company’s Primo Card loyalty program. The increase was also attributable to a 0.40% reduction, as a percentage of net sales, related to the leveraging of buying, distribution, and occupancy costs.

Selling expenses increased from $39.4 million for the third quarter of fiscal 2008 to $43.0 million for the third quarter of fiscal 2009, a 9.1% increase. As a percentage of net sales, selling expenses decreased from 18.7% in the third quarter of fiscal 2008 to 18.6% in the third quarter of fiscal 2009. The reduction was primarily attributable to a 0.50% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and a 0.10% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by increases in internet-related fulfillment and marketing expenses (0.25%, as a percentage of net sales), advertising expense (0.15%, as a percentage of net sales), and health insurance costs (0.10%, as a percentage of net sales).

Year-to-date, selling expenses increased from $104.5 million in the first three quarters of fiscal 2008 to $118.1 million in the first three quarters of fiscal 2009, a 13.1% increase. As a percentage of net sales, selling expenses decreased from 19.3% in fiscal 2008 to 18.9% in fiscal 2009. The decrease was primarily attributable to a 0.30% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual, a 0.20% reduction in store payroll expense, and a 0.10% reduction related to the leveraging of certain other selling expenses. These reductions were, however, partially offset by an increase in internet related fulfillment and marketing expenses (0.20%, as a percentage of net sales).

General and administrative expenses increased from $7.0 million in the third quarter of fiscal 2008 to $7.4 million in the third quarter of fiscal 2009, a 6.1% increase. As a percentage of net sales, general and administrative expenses decreased from 3.3% in the third quarter of fiscal 2008 to 3.2% in the third quarter of fiscal 2009. The reduction was primarily attributable to a 0.10% reduction, as a percentage of net sales, in equity compensation expense and a 0.10% reduction in expense related to the incentive bonus accrual. These reductions were, however, partially offset by an increase in certain other general and administrative expenses (0.10%, as a percentage of net sales).

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year-to-date, general and administrative expense increased from $17.2 million for the first three quarters of fiscal 2008 to $21.5 million for the first three quarters of fiscal 2009, a 24.9% increase. As a percentage of net sales, general and administrative expenses increased from 3.2% in fiscal 2008 to 3.4% in fiscal 2009. Excluding the $3.0 million gain recognized during the second quarter of fiscal 2008 on the involuntary disposal of a corporate aircraft, general and administrative expenses were 3.7% of net sales for fiscal 2008 compared to 3.4% of net sales for fiscal 2009. The reduction was primarily attributable to a 0.15% reduction, as a percentage of net sales, in equity compensation expense and a 0.15% reduction related to the leveraging of certain other general and administrative expenses.

As a result of the above changes, the Company's income from operations increased 13.8% to $51.7 million for the third quarter of fiscal 2009 compared to $45.4 million for the third quarter of fiscal 2008. Income from operations was 22.4% of net sales for the third quarter of fiscal 2009 compared to 21.6% for the third quarter of fiscal 2008. Income from operations, for the thirty-nine week period ended October 31, 2009, increased 24.0% to $131.5 million compared to $106.1 million for the thirty-nine week period ended November 1, 2008. Income from operations was 21.1% of net sales for the first three quarters of fiscal 2009 compared to 19.6% for the first three quarters of fiscal 2008. Excluding the $3.0 million gain on the involuntary disposal of a corporate aircraft in 2008, income from operations for thirty-nine week period ended November 1, 2008 was 19.1%.

Other income decreased from $1.8 million for the third quarter of fiscal 2008 to $1.2 million for the third quarter of fiscal 2009, a decrease of 33.5%. Other income for the year-to-date period decreased 40.7% from $6.2 million for the thirty-nine week period ended November 1, 2008 to $3.7 million for the thirty-nine week period ended October 31, 2009. The decrease in other income for both the thirteen and thirty-nine week periods is due to a reduction in income earned on the Company’s cash and investments as a result of lower interest rates.

Additionally, as referenced in Note 4 to the financial statements, during the third quarter of fiscal 2008 the Company recorded a $1.8 million unrealized loss resulting from the other-than-temporary impairment of certain of its investments in auction-rate securities. The other-than-temporary impairment was recorded as a separate component of the Statements of Income for the quarter and year-to-date periods ended November 1, 2008.

Income tax expense as a percentage of pre-tax income was 37.0% in the third quarter of fiscal 2009 compared to 36.0% in the third quarter of fiscal 2008, bringing net income to $33.3 million in the third quarter of fiscal 2009 compared to $29.1 million in the third quarter of fiscal 2008, an increase of 14.5%. For the first three quarters of fiscal 2009, income tax expense was 37.0% of pre-tax income compared to 36.6% for the first three quarters of fiscal 2008, bringing year-to-date net income to $85.2 million in fiscal 2009 compared to $70.1 million in fiscal 2008, an increase of 21.5%.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2009, the Company had working capital of $146.4 million, including $74.0 million of cash and cash equivalents and short-term investments of $19.6 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2009 and fiscal 2008, the Company’s cash flow from operating activities was $70.3 million and $60.8 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures. The reduction in cash flow from investing activities for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was primarily a result of the large amount of proceeds received from sales/maturities of investments in 2008 as the Company liquidated a significant amount of its auction-rate securities and the receipt of insurance proceeds from the aircraft disposal in fiscal 2008.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first nine months of fiscal 2009 and 2008, the Company invested $25.9 million and $22.2 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $8.7 million and $18.5 million in the first nine months of fiscal 2009 and 2008, respectively, in capital expenditures for the corporate headquarters and distribution facility. The amount spent during fiscal 2009 for capital expenditures at the corporate headquarters includes $5.5 million invested in the expansion of our online fulfillment infrastructure within our current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of our previous infrastructure.

During the remainder of fiscal 2009, the Company anticipates completing approximately six additional store construction projects, including one new store and approximately five stores to be substantially remodeled and/or relocated. Management estimates total capital expenditures during fiscal 2009 will be approximately $46 to $50 million, which includes anticipated investments made during the remainder of the year as work progresses on the Company’s new distribution center currently being built in Kearney, Nebraska. The Company broke ground on the 240,000 square foot facility in September 2009 and is targeting a completion date of July 2010. The Company expects the total cost of the new distribution center to be in the range of approximately $25 to $27 million, with the majority of the capital spending being in fiscal 2010.

The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of October 31, 2009, had total cash and investments of $167.2 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2009 or 2008.

As of October 31, 2009, total cash and investments included $23.3 million of auction-rate securities (“ARS”) and $0.4 million of preferred securities, which compares to $30.3 million of ARS and $0.6 million of preferred securities as of January 31, 2009. Of the $23.7 million in ARS and preferred securities as of October 31, 2009, $1.3 million has been included in short-term investments and $22.4 million has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ARS and preferred securities are reported at fair market value and, as of October 31, 2009, the reported investment amount is net of a $1.7 million temporary impairment and a $2.5 million other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The Company reported the $1.7 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $1.1 million in stockholders’ equity as of October 31, 2009. The Company has accounted for the impairment as temporary, as it currently anticipates being able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reported the $2.5 million OTTI ($1.6 million net of tax) as part of the total $5.2 million OTTI ($3.2 million net of tax) reported as a loss in the statements of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

The OTTI is related to investments in auction-rate preferred securities (“ARPS”) that were converted to preferred stock as a result of the Lehman bankruptcy (the broker and auction agent for all of the ARPS purchased by the Company). The converted shares are valued at the quoted price of the securities as of October 31, 2009. Since it is unlikely that the fair market value of these investments will recover in the near term, the Company recorded a charge for OTTI during fiscal 2008 based on the closing price of the converted securities as well as for each of the preferred securities underlying the ARPS that were converted subsequent to year end. Any future fluctuation in fair value related to these securities that the Company judges to be other-than-temporary, including any recoveries of previous write-downs, would be recorded in the statement of income as an adjustment to net income.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with FASB ASC 605, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The liability recorded for unredeemed gift cards and gift certificates was $7.1 million and $10.1 million as of October 31, 2009 and January 31, 2009, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.6 million as of October 31, 2009 and $0.5 million as of January 31, 2009.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.3 million and $6.2 million as of October 31, 2009 and January 31, 2009, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that our inventory valuation may not be materially accurate at this time.

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

5.
Investments. The Company accounts for investments in accordance with FASB ASC 320, Investments-Debt and Equity Securities. Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year, and a portion of the Company’s investments in auction-rate securities (“ARS”), which are available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold. The Company reviews impairments in accordance with FASB ASC 320 to determine the classification of potential impairments as either “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in the other comprehensive income. Impairments that are considered other-than-temporary are recognized as a loss in the statements of income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Held-to-maturity securities are carried at amortized cost. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs. Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of October 31, 2009, the reported investment amount is net of a $1.7 million temporary impairment and a $2.5 million other-than-temporary impairment (“OTTI”). These amounts have been recorded to account for the impairment of certain securities from their stated par value. The Company reported the $1.7 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $1.1 million in stockholders’ equity as of October 31, 2009. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reported the $2.5 million OTTI ($1.6 million net of tax) as part of the total $5.2 million OTTI ($3.2 million net of tax) reported as a loss in the statements of income during both the third and fourth quarters of the fiscal year ended January 31, 2009.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in market value. In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of October 31, 2009.

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

The following tables identify the material obligations and commitments as of October 31, 2009:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$15,887	$15,848	$39	$-	$-
Deferred compensation	5,961	-	-	-	5,961
Operating leases	284,469	45,242	79,612	61,289	98,326
Total contractual obligations	$306,317	$61,090	$79,651	$61,289	$104,287

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. This line of credit was extended through July 31, 2012. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2009 or the first three quarters of fiscal 2008. The Company had outstanding letters of credit totaling $0.8 million and $1.1 million at October 31, 2009 and January 31, 2009, respectively. The Company has no other off-balance sheet arrangements.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2008, 2007, and 2006, the holiday and back-to-school seasons accounted for approximately 37%, 38%, and 36%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective February 3, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, FASB ASC 820-10-15-1A delayed the effective date of FASB ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820 during fiscal 2008 for all financial instruments and the adoption during fiscal 2009 for all non-financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

Effective February 3, 2008, the Company adopted the provisions of FASB ASC 825, Financial Instruments. FASB ASC 825 provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of FASB ASC 825 effective with the beginning of the Company’s 2008 fiscal year, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of FASB ASC 825 did not have any impact on the Company’s financial position or results of operations.

In May 2009, FASB issued FASB ASC 855, Subsequent Events. This guidance requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. FASB ASC 855 was effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009. Therefore, the Company adopted this guidance effective May 3, 2009. The adoption of FASB ASC 855 did not have any impact on the Company’s financial position or results of operations.

In June 2009, FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FASB ASC 105, the codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification will become non-authoritative. FASB ASC 105 was effective for financial statements issues for interim or annual reporting periods ending after September 15, 2009. Therefore, the Company adopted the provisions of FASB ASC 105 on August 2, 2009. The adoption of FASB ASC 105 did not have any impact on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of October 31, 2009, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. A one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $390,000 or approximately $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At October 31, 2009, the Company held $27.9 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.7 million temporary impairment and $2.5 million other-than-temporary impairment existed related to these securities as of October 31, 2009. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II — OTHER INFORMATION

Item1.	Legal Proceedings:	None

Item 1A.	Risk Factors:

The effect of economic pressures and other business factors – During the thirty-nine week period ended October 31, 2009, the global recession has continued to cause uncertainty and a wide-ranging lack of liquidity. The market uncertainty has resulted in a lack of consumer confidence and a reduction of consumer spending. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 31, 2009:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Aug. 2, 2009 to Aug. 29, 2009	-	-	-	799,300
Aug. 30, 2009 to Oct. 3, 2009	-	-	-	799,300
Oct. 4, 2009 to Oct. 31, 2009	-	-	-	799,300
	-	-	-

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

THE BUCKLE, INC.

Dated: December 10 , 2009	/s/ DENNIS H. NELSON .
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: December 10, 2009	/s/ KAREN B. RHOADS .
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)