Form 10-K
period 2010-01-30
BUCKLE INC
filed 2010-03-31
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).  Check one.
☑ Large accelerated filer;   ☐ Accelerated filer;   ☐ Non-accelerated filer; ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $785,519,774 on July 31, 2009. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 25,388,487 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 26, 2010, was 46,659,195.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2010 Annual Meeting of Shareholders to be held June 4, 2010 are incorporated by reference in Part III.

The Buckle, Inc.
Form 10-K
January 30, 2010

Table of Contents

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion conscious young men and women. As of January 30, 2010, the Company operated 401 retail stores in 41 states throughout the continental United States under the names "Buckle" and "The Buckle."  The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card, and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. The Company’s men’s buying team and a portion of its marketing team are located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. The Company has experienced significant growth over the past ten years, growing from 248 stores at the start of 2000 to 401 stores at the end of fiscal 2009. All references herein to fiscal 2009 refer to the 52-week period ended January 30, 2010. Fiscal 2008 refers to the 52-week period ended January 31, 2009 and fiscal 2007 refers to the 52-week period ended February 2, 2008.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (42.9% of fiscal 2009 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (36.7% of fiscal 2009 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Percentage of Net Sales
	Fiscal 2009	Fiscal 2008	Fiscal 2007
Denims	42.9%	41.4%	43.2%
Tops (including sweaters)	36.7	39.0	36.1
Accessories	7.7	7.7	7.7
Sportswear/fashions	5.0	4.6	4.3
Footwear	4.7	4.6	5.6
Outerwear	2.5	2.0	2.0
Casual bottoms	0.4	0.6	1.0
Other	0.1	0.1	0.1
	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 71% of the Company's sales during fiscal 2009. The remaining balance is comprised of private label merchandise. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is unique in color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Big Star, Big Star Vintage, Miss Me, MEK, Rock Revival, and Silver Jeans. Other key brands include Hurley, Billabong, Affliction, Sinful, Archaic, Obey, 7 Diamonds, Roar, Fox, and Fossil. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately 2% – 4% of net sales has been made on a layaway basis.

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

Marketing and Advertising

In fiscal 2009, the Company spent $8.5 million, or 1.0% of net sales, on seasonal marketing campaigns, advertising, promotions, online marketing, and in-store point of sale materials. Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience. Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. The Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position the Buckle as the destination store for these specialty branded fashions.

The Company also offers programs to strengthen its relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for reaching loyal guests. The Company extends exclusive benefits to active Buckle Cardholders such as bonus rewards and special targeted mailings. The Buckle continues to build on its B-Rewards incentive program, which is offered exclusively to Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards gift cards at the end of each Rewards period inviting them back into the store at the start of the next season. In October 2007, the Company launched the Buckle Black credit card program. The Buckle Black program is an exclusive account for the Company's most loyal cardholders. To qualify for the Buckle Black program, existing cardholders must make at least $500 in purchases during a 12 month period using their account. These guests receive special benefits including free ground shipping on special orders and online purchases. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

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

Store Operations

The Company has a Vice President of Sales, a Regional Manager, 20 district managers, and 71 area managers. The majority of the district managers and each of the area managers also serve as manager of their home base store. In general, each store has one manager, one or two assistant managers, one to three additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs an alterations person.

The Company places great importance on educating quality personnel. In addition to sharing career opportunities with current Buckle employees, the Company also recruits interns and management trainees from college campuses. A majority of the Company’s store managers, all of its area and district managers, and most of its executive management team are former salespeople, including President and CEO, Dennis H. Nelson, and Chairman, Daniel J. Hirschfeld. Recognizing talent and promoting managers from within allows the Company to build a strong foundation for management.

Store managers receive compensation in the form of a base salary and incentive bonuses. District and area managers also receive added incentives based upon the performance of stores in their district/area. Store managers perform sales training for new employees at the store level.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales, and returns-to-vendor. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales in each of the last three fiscal years.

The average store is approximately 5,000 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,900 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team includes the President, Vice President of Women’s Merchandising, Vice President of Men’s Merchandising, nine women’s buyers, and nine men’s buyers. The two Vice Presidents of Merchandising have over 59 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

The Company purchases products from manufacturers within the United States as well as from agents who source goods from foreign manufacturers. The Company's merchandising team shops and monitors U.S. fashion centers (in New York and on the West Coast) to stay abreast of the latest trends. The Company continually monitors fabric selection, quality, and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer, or supplier. The Company plans its private label production with private label vendors three to six months in advance of product delivery. The Company requires its vendors to sign and adhere to its Code of Conduct and Standards of Engagement, which addresses adherence to legal requirements regarding employment practices and health, safety, and environmental regulations.

In fiscal 2009, Koos Manufacturing, Inc. (the Company that produces the majority of the Company’s private label denim as well as the Big Star and Big Star Vintage branded merchandise) made up 29.3% of the Company’s net sales. No other vendor accounted for more than 10% of the Company’s net sales. Other current significant vendors include Miss Me, MEK, Rock Revival, Silver Jeans, Hurley, Billabong, Affliction, Sinful, Archaic, Obey, 7 Diamonds, Roar, Fox, and Fossil. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company has developed an effective computerized system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to insure that store shipments are delivered accurately and promptly, to account for inventory, and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and direct transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demand.

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

The Company completed an 82,200 square foot expansion to its corporate headquarters facility during fiscal 2005, which housed its online fulfillment and customer service center as well as its supplies and returns-to-vendor departments. In March 2009, the Company relocated its supplies and returns-to-vendor departments to begin an expansion of the current online fulfillment infrastructure. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of the previous infrastructure – which now occupies approximately 200,000 square feet of space on three levels.

In September 2009, the Company broke ground on a new 240,000 square foot distribution center in Kearney, Nebraska. The Company is targeting a completion date of July 2010 for the facility, at which at which point the new distribution center will replace the Company’s current distribution center.

Store Locations and Expansion Strategies

As of March 12, 2010, the Company operated 407 stores in 41 states, including 6 stores opened during fiscal 2010. The existing stores are in 4 downtown locations, 9 strip centers, 35 lifestyle centers, and 359 shopping malls. The Company anticipates opening approximately 20 new stores in fiscal 2010. For fiscal 2010, 17 of the new stores are expected to be located in higher traffic shopping malls and 3 of the new stores are expected to be located in lifestyle centers. The following table lists the location of existing stores as of March 12, 2010:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores
Alabama	6	Maryland	3	Oklahoma	13
Arizona	11	Michigan	18	Oregon	4
Arkansas	6	Minnesota	12	Pennsylvania	9
California	18	Mississippi	5	South Carolina	3
Colorado	13	Missouri	13	South Dakota	3
Florida	20	Montana	5	Tennessee	11
Georgia	6	Nebraska	13	Texas	47
Idaho	6	Nevada	3	Utah	10
Illinois	16	New Jersey	2	Virginia	4
Indiana	14	New Mexico	4	Washington	13
Iowa	17	New York	1	West Virginia	3
Kansas	17	North Carolina	9	Wisconsin	13
Kentucky	5	North Dakota	3	Wyoming	1
Louisiana	9	Ohio	18	Total	407

The Buckle has grown significantly over the past ten years, with the number of stores increasing from 248 at the beginning of 2000 to 401 at the end of fiscal 2009. The Company's plan is to continue expansion by developing the geographic regions it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2000 through the end of fiscal 2009:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year
2000	248	28	2	274
2001	274	24	3	295
2002	295	11	2	304
2003	304	16	4	316
2004	316	13	2	327
2005	327	15	4	338
2006	338	17	5	350
2007	350	20	2	368
2008	368	21	2	387
2009	387	20	6	401

The Company's criteria used when considering a particular location for expansion include:

1.	Market area, including proximity to existing markets to capitalize on name recognition;
2.	Trade area population (number, average age, and college population);
3.	Economic vitality of market area;
4.	Mall location, anchor tenants, tenant mix, and average sales per square foot;
5.	Available location within a mall, square footage, storefront width, and facility of using the current store design;
6.	Availability of experienced management personnel for the market;
7.	Cost of rent, including minimum rent, common area, and extra charges;
8.	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $0.9 million, including construction costs of approximately $0.7 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening approximately 20 new stores during fiscal 2010 and completing approximately 25 remodels. Remodels range from partial to full, with construction costs for a full remodel being comparable to those of a new store. Of the stores scheduled for remodeling during fiscal 2010, it is estimated that all stores will receive full remodeling. The Company anticipates capital spending of approximately $65 to $70 million during fiscal 2010 for new store construction, store remodeling, technology updates, completion of the Company’s new distribution center, and other improvements at the corporate headquarters.

The Company plans to expand in 2010 by opening stores in existing markets. The Company believes that, given the time required for training personnel, staffing a store, and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

The system includes PC based point-of-sale (POS) registers in each store. These registers are polled nightly by the central computer (IBM iSeries) using a virtual private network for collection of comprehensive data, including complete item-level sales information, employee time clocking, merchandise transfers and receipts, special orders, supply orders, and returns-to-vendor. In conjunction with the nightly polling, the central computer sends the PC server messages from various departments at the Company headquarters and price changes for the price lookup (“PLU”) file maintained within the POS registers.

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

The Company is committed to the ongoing review of its MIS and EDP systems to maintain productive, timely information and effective controls. This review includes testing of new products and systems to assure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations. During fiscal 2010, the company anticipates the replacement of its current point-of-sale software and hardware upon completion of successful store testing.

Employees

As of January 30, 2010, the Company had approximately 7,000 employees - approximately 1,955 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 560 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance, and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) Plan, an employee must have worked for the Company for 98 days or more, and his or her normal workweek must be 35 hours or more. As of January 30, 2010, 1,595 employees participated in the medical plan, 1,599 in the dental plan, 1,955 in the life insurance plan, 425 in the supplemental life insurance plan, 1,263 in the long-term disability plan, and 1,161 in the cafeteria plan. With respect to the medical, dental, and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on Company merchandise.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Aeropostale, Hollister, Gap, Pacific Sunwear, and Metropark. The men's market also competes with certain department stores, such as Dillards, Macy’s, Bon-Ton stores, Nordstrom, and other local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal, Forever 21, Vanity, and Metropark. The women's market also competes with department stores, such as Dillards, Macy’s, Bon-Ton stores, Nordstrom, and certain local or regional department stores and specialty retailers, as well as with mail order and internet retailers.

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

Daniel J. Hirschfeld, age 68. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 60. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Karen B. Rhoads, age 51. Ms. Rhoads is the Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate offices while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with Buckle since November 1987.

Brett P. Milkie, age 50. Mr. Milkie is Vice President of Leasing. He was elected Vice President of Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Kari G. Smith, age 46. Ms. Smith is Vice President of Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company on May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Patricia K. Whisler, age 53. Ms. Whisler is Vice President of Women’s Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

Kyle L. Hanson, age 45. Ms. Hanson is the Corporate Secretary and General Counsel. She has held this position since February 2001. Ms. Hanson joined the Company in May 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with the Kutak Rock law firm in Omaha from 1990 to 1996.

Robert M. Carlberg, age 47. Mr. Carlberg is Vice President of Men’s Merchandising. He has held this position since December 11, 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 29% of net sales for fiscal 2009 and 28% of net sales for fiscal 2008. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Buckle, Inc.’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2010, the Company plans to open 20 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Market/Liquidity Risk Related to the Company’s Investments. In prior years, the Company invested a portion of its investments in auction-rate securities (“ARS”), including five auction-rate preferred securities (“ARPS”) that were converted to preferred stock. As of January 30, 2010 and January 31, 2009, $22.8 million and $30.9 million, respectively, of investments were in ARS and preferred securities. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Since February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the liquidity of the Company’s investments in ARS, and the Company believes that certain of the underlying issuers of its ARS are currently at risk. Further auction failures could have a material impact on Company’s earnings; however, the Company does not believe further auction failures would have a material impact on its ability to fund its business.

The Company reviews impairments in accordance with FASB ASC 320, Investments-Debt and Equity Securities, to determine the classification of potential impairments as either “temporary” or “other-than-temporary.”  A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized as a loss in the statements of income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes it has the ability and maintains its intent to hold its investments until recovery of market value occurs.

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of January 30, 2010, the reported investment amount is net of a $1.3 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.3 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.8 million in stockholders’ equity as of January 30, 2010. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates. Given current market conditions in the ARS market, the Company may incur additional temporary impairment or OTTI in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

Interest Rate Risk. To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of January 30, 2010, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.4 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

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

Year	Number of expiring leases
2011	71
2012	54
2013	38
2014	41
2015	28
2016	25
2017	27
2018 and later	123
Total	407

The corporate headquarters and distribution center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building houses the Company’s screenprinting operations. The Company acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the second of ten five-year renewal options, which expires on October 31, 2011. The Company is also in the process of building a new distribution center in Kearney, Nebraska. The Company broke ground on a new 240,000 square foot distribution center in September 2009 and is targeting a completion date of July 2010, at which at which point the new distribution center will replace the Company’s current distribution center.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this form, the Company was not engaged in legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 - RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock.

Dividend Payments

During fiscal 2007, cash dividends were $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters. During fiscal 2008, cash dividends were $0.1667 per share in the first and second quarters and $0.20 per share in the third and fourth quarters. In addition, the Company paid a special one-time cash dividend of $2.00 per share in the third quarter of fiscal 2008. During fiscal 2009, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special one-time cash dividend of $1.80 per share in the third quarter of fiscal 2009. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of October 30, 2008 have been adjusted to reflect the impact of the stock split. The Company plans to continue its quarterly dividends during fiscal 2010.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 30, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 1, 2009 to Nov. 28, 2009	-	-	-	799,300
Nov. 29, 2009 to Jan. 2, 2010	-	-	-	799,300
Jan. 3, 2010 to Jan. 30, 2010	-	-	-	799,300
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 799,300 shares remaining to complete this authorization.

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the Russell 2000 Stock Index and a peer group of Retail Trade Stocks:

Total Return Analysis
	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010

The Buckle , Inc.	100.00	125.24	192.80	244.39	205.93	320.94
Peer Group	100.00	100.07	119.19	104.04	48.98	90.65
Russell 2000 Index	100.00	118.90	131.29	118.46	74.81	107.05

In addition to the Company, the Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, ANN, ARO, CBK, GPS, LTD, PSUN, and WTSLA.

The following table lists the Company’s quarterly market range for fiscal years 2009, 2008, and 2007, as reported by the New York Stock Exchange, and has been adjusted to reflect the 3-for-2 stock split, effected in the form of a stock dividend, on October 30, 2008:

	Fiscal Years Ended
	January 30, 2010		January 31, 2009		February 2, 2008
Quarter	High	Low	High	Low	High	Low

First	$38.30	$20.54	$33.67	$24.72	$24.91	$21.63
Second	39.09	28.75	35.98	29.03	27.63	22.71
Third	37.49	25.52	44.57	21.08	29.14	21.46
Fourth	33.72	26.39	27.20	13.57	28.90	20.03

The number of record holders of the Company’s common stock as of March 26, 2010 was 401. Based upon information from the principal market makers, the Company believes there are approximately 8,100 beneficial owners. The closing price of the Company’s common stock on March 26, 2010 was $36.89.

Additional information required by this item appears in the Notes to Financial Statements under Footnote J "Stock-Based Compensation" on pages 46 to 48 of this report and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA
	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007 (d)	2006
Income Statement Data
Net sales	$898,287	$792,046	$619,888	$530,074	$501,101
Cost of sales (including buying, distribution, and occupancy costs)	497,668	448,558	365,350	322,760	307,063
Gross profit	400,619	343,488	254,538	207,314	194,038
Selling expenses	168,741	151,251	118,699	107,592	100,148
General and administrative expenses	32,416	30,041	26,212	20,701	17,568
Income from operations	199,462	162,196	109,627	79,021	76,322
Other income, net	3,674	7,829	9,183	9,032	6,123
Gain (loss) - impairment of securities	991	(5,157)	-	-	-
Income before income taxes	204,127	164,868	118,810	88,053	82,445
Provision for income taxes	76,824	60,459	43,563	32,327	30,539
Net income	$127,303	$104,409	$75,247	$55,726	$51,906
Basic earnings per share	$2.79	$2.30	$1.69	$1.29	$1.17
Diluted earnings per share	$2.73	$2.24	$1.63	$1.24	$1.13
Dividends declared per share (a)	$2.60	$2.73	$0.60	$1.71	$0.27

Selected Operating Data
Stores open at end of period	401	387	368	350	338
Average sales per square foot	$428	$401	$335	$302	$298
Average sales per store (000's)	$2,129	$1,995	$1,668	$1,493	$1,474
Comparable store sales change (b)	7.8%	20.6%	13.2%	0.0%	1.4%
Balance Sheet Data (c)
Working capital	$172,779	$197,539	$184,395	$189,017	$193,428
Long-term investments	$72,770	$56,213	$81,201	$31,958	$41,654
Total assets	$488,903	$465,340	$450,657	$368,198	$374,266
Long-term debt	$-	$-	$-	$-	$-
Stockholders' equity	$354,259	$337,222	$338,320	$286,587	$299,793
(a) During fiscal 2005, cash dividends were $0.0533 per share in the first quarter, $0.0667 per share in the second quarter, and $0.0756 per share in the third and fourth quarters. During fiscal 2006, cash dividends were $0.0756 per share in the first and second quarters, $0.0889 per share in the third quarter, and $0.1333 per share in the fourth quarter. In addition, the Company paid a special one-time cash dividend of $1.3333 per share in the fourth quarter of fiscal 2006. During fiscal 2007, cash dividends were $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters. During fiscal 2008, cash dividends were $0.1667 per share in the first and second quarters and $0.20 per share in the third and fourth quarters. In addition, the Company paid a special one-time cash dividend of $2.00 per share in the third quarter of fiscal 2008. During fiscal 2009, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special one-time cash dividend of $1.80 per share in the third quarter of fiscal 2009. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of January 12, 2007 and 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of these stock splits.
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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	January 30, 2010	January 31, 2009	February 2, 2008	Fiscal Year 2008 to 2009	Fiscal Year 2007 to 2008

Net sales	100.0%	100.0%	100.0%	13.4%	27.8%

Cost of sales (including buying, distribution, and occupancy costs)	55.4%	56.6%	58.9%	10.9%	22.8%
Gross profit	44.6%	43.4%	41.1%	16.6%	34.9%
Selling expenses	18.8%	19.1%	19.1%	11.6%	27.4%
General and administrative expenses	3.6%	3.8%	4.2%	7.9%	14.6%
Income from operations	22.2%	20.5%	17.7%	23.0%	48.0%
Other income, net	0.4%	1.0%	1.5%	(53.1%)	(14.7%)
Gain (loss) - impairment of securities	0.1%	(0.7%)	-	(119.2%)	-
Income before income taxes	22.7%	20.8%	19.2%	23.8%	38.8%
Provision for income taxes	8.5%	7.6%	7.0%	27.1%	38.8%
Net income	14.2%	13.2%	12.1%	21.9%	38.8%

Fiscal 2009 Compared to Fiscal 2008

Net sales for the 52-week fiscal year ended January 30, 2010, increased 13.4 percent to $898.3 million from net sales of $792.0 million for the 52-week fiscal year ended January 31, 2009. Comparable store net sales for the fiscal year increased by $56.9 million, or 7.8%, in comparison to the 52-week year ended January 31, 2009. The comparable store sales increase was primarily due to a 3.9% increase in the average retail price of merchandise sold during the year, to a 2.0% increase in the average number of units sold per transaction, and to a 1.3% increase in the number of transactions at comparable stores during the year. Sales growth for the fiscal year was also attributable to the inclusion of a full year of operating results for the 21 new stores opened during fiscal 2008, to the opening of 20 new stores during fiscal 2009, and to growth in online sales. Online sales for the year (which are not included in comparable store sales) increased 45.2% to $52.3 million. Average sales per square foot for fiscal 2009 increased 6.8% from $401 to $428. Total square footage as of January 30, 2010 was 2.017 million.

The Company’s average retail price per piece of merchandise sold increased $1.69, or 3.9%, during fiscal 2009 compared to fiscal 2008. This $1.69 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): an 8.5% increase in average denim price points ($1.52), a 9.5% increase in average footwear price points ($0.18), and an 8.5% increase in average active apparel price points ($0.15). These increases were partially offset by the impact of a shift in the merchandise mix (-$0.10) and by reduced price points in certain other categories (-$0.06). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs increased $57.1 million in fiscal 2009 to $400.6 million, a 16.6% increase. As a percentage of net sales, gross profit increased from 43.4% in fiscal 2008 to 44.6% in fiscal 2009. The increase was attributable to a 1.0% improvement, as a percentage of net sales, in actual merchandise margins; which was achieved through reduced markdowns and strong sell through of new product during the year that was partially offset by an increase in Primo Card redemptions. The increase was also attributable to a 0.10% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and a 0.10% reduction related to leveraged buying, distribution, and occupancy costs. Merchandise shrinkage was flat at 0.50% of net sales for both fiscal 2009 and fiscal 2008.

Selling expenses increased from $151.3 million in fiscal 2008 to $168.7 million in fiscal 2009, an 11.6% increase. Selling expenses as a percentage of net sales decreased from 19.1% in fiscal 2008 to 18.8% in fiscal 2009. The reduction was primarily attributable to a 0.25% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual, to a 0.15% reduction in store payroll expense, and to a 0.10% reduction related to the leveraging of certain other selling expenses. These reductions were partially offset by an increase in internet related fulfillment and marketing expenses (0.20%, as a percentage of net sales).

General and administrative expenses increased from $30.0 million in fiscal 2008 to $32.4 million in fiscal 2009, a 7.9% increase. As a percentage of net sales, general and administrative expenses decreased from 3.8% in fiscal 2008 to 3.6% in fiscal 2009. General and administrative expenses for fiscal 2008 are reported net of a $3.0 million gain from the involuntary conversion of one of the Company’s corporate aircrafts to a monetary asset upon receipt of $11.5 million in insurance proceeds. The aircraft was destroyed by a tornado that hit the airport in Kearney, Nebraska on May 29, 2008. Excluding the $3.0 million gain recognized during the second quarter of the fiscal year, general and administrative expenses were 4.2% of net sales in fiscal 2008 compared to 3.6% in fiscal 2009. The reduction was primarily attributable to a 0.30% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and to a 0.30% reduction related to the leveraging of certain other general and administrative expenses.

As a result of the above changes, the Company’s income from operations increased $37.3 million to $199.5 million for fiscal 2009, a 23.0% increase compared to fiscal 2008. Income from operations was 22.2% as a percentage of net sales in fiscal 2009 compared to 20.5% as a percentage of net sales in fiscal 2008. Excluding the $3.0 million gain on the involuntary disposal of a corporate aircraft, income from operations in fiscal 2008 was 20.1% as a percentage of net sales.

Other income decreased from $7.8 million in fiscal 2008 to $3.7 million in fiscal 2009, a 53.1% decrease. The decrease in other income is due to a reduction in income earned on the Company’s cash and investments, as a result of lower interest rates.

Income tax expense as a percentage of pre-tax income was 36.7% in fiscal 2008 and 37.6% in fiscal 2009, bringing net income to $127.3 million in fiscal 2009 versus $104.4 million in fiscal 2008, an increase of 21.9%. The effective income tax rate increased for fiscal 2009 due to less income generated from tax-exempt investments.

Fiscal 2008 Compared to Fiscal 2007

Net sales for the 52-week fiscal year ended January 31, 2009, increased 27.8 percent to $792.0 million from net sales of $619.9 million for the 52-week fiscal year ended February 2, 2008. Comparable store net sales for the fiscal year increased by $119.1 million, or 20.6%, in comparison to the 52-week year ended February 2, 2008. The comparable store sales increase was primarily due to an increase in the number of transactions at comparable stores during the year, in addition to a 5.0% increase in the average retail price of merchandise sold during the year and a 2.5% increase in the average number of units sold per transaction. Sales growth for the fiscal year was also attributable to the inclusion of a full year of operating results for the 20 new stores opened during fiscal 2007, to the opening of 21 new stores during fiscal 2008, and to growth in online sales. Average sales per square foot for fiscal 2008 increased 19.7% from $335 to $401. Total square footage as of January 31, 2009 was 1.928 million.

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

General and administrative expenses increased from $26.2 million in fiscal 2007 to $30.0 million in fiscal 2008, a 14.6% increase. As a percentage of net sales, general and administrative expenses decreased from 4.2% in fiscal 2007 to 3.8% in fiscal 2008. General and administrative expenses for fiscal 2008 are reported net of a $3.0 million gain from the involuntary conversion of one of the Company’s corporate aircrafts to a monetary asset upon receipt of $11.5 million in insurance proceeds. The aircraft was destroyed by a tornado that hit the airport in Kearney, Nebraska on May 29, 2008. Excluding the $3.0 million gain recognized during the second quarter of the fiscal year, general and administrative expenses were 4.2% of net sales in both fiscal 2007 and fiscal 2008. An increase in expense related to the incentive bonus accrual (0.20%, as a percentage of net sales) was offset by a 0.20% reduction, as a percentage of net sales, related to the leveraging of certain other general and administrative expenses

As a result of the above changes, the Company’s income from operations increased $52.6 million to $162.2 million for fiscal 2008, a 48.0% increase compared to fiscal 2007. Income from operations was 20.5% as a percentage of net sales in fiscal 2008 compared to 17.7% as a percentage of net sales in fiscal 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 30, 2010, the Company had working capital of $172.8 million, including $135.3 million of cash and cash equivalents and $22.7 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2009, 2008, and 2007 the Company's cash flow from operations was $158.0 million, $143.7 million, and $121.1 million, respectively.

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2009, 2008, and 2007. The Company had no bank borrowings as of January 30, 2010 and was in compliance with the terms and conditions of the line of credit agreement. During fiscal 2009, the Company extended this line of credit agreement through July 31, 2012.

Dividend payments – During fiscal 2009, the Company paid total cash dividends of $120.3 million as follows:  $0.20 per share in each of the four quarters and a special one-time cash dividend of $1.80 per share in the third quarter. During fiscal 2008, cash dividends totaled $126.7 million as follows:  $0.1667 per share in the first and second quarters, $0.20 per share in the third and fourth quarters, and a special one-time cash dividend of $2.00 per share in the third quarter. During fiscal 2007, cash dividends totaled $27.0 million as follows:  $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of this stock split. The Company plans to continue its quarterly dividends in fiscal 2010.

Stock repurchase plan - During fiscal 2009, the Company did not repurchase any shares of its common stock. The Company did, however, use cash for repurchasing shares of its common stock during fiscal 2008 and 2007. The Company purchased 557,100 shares in fiscal 2008 at a cost of $9.4 million and 963,750 shares in fiscal 2007 at a cost of $21.6 million. For fiscal 2007, the number of shares purchased prior to the Company's 3-for-2 stock split in October 2008, have been adjusted to reflect the impact of this stock split. The Board of Directors authorized a new 1,000,000 share repurchase plan on November 20, 2008, of which 799,300 shares remained available for repurchase as of January 30, 2010.

During fiscal 2009, 2008, and 2007, the Company invested $35.1 million, $28.6 million, and $25.2 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $15.5 million, $3.6 million, and $2.3 million in fiscal 2009, 2008, and 2007, respectively, in capital expenditures for the corporate headquarters and distribution facility. The Company also spent $15.2 million during fiscal 2008 to purchase a new corporate aircraft as a replacement for the aircraft that was destroyed by a tornado. The capital spending for the corporate headquarters and distribution center during fiscal 2009 included $5.5 million invested in the expansion of the Company’s online fulfillment infrastructure within its current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of the previous infrastructure. Fiscal 2009 capital spending for the corporate headquarters also included payments made as work progressed on the Company’s new distribution center currently under construction in Kearney, Nebraska.

During fiscal 2010, the Company anticipates completing approximately 45 store construction projects, including approximately 20 new stores and approximately 25 stores to be remodeled and/or relocated. As of March 2010, leases for 21 new stores have been signed and no new leases are under negotiation; however, exact new store openings, remodels, and relocations may vary from those anticipated. The average cost of opening a new store during fiscal 2009 was approximately $0.9 million, including construction costs of approximately $0.7 million and inventory costs of approximately $0.2 million, net of payables. Management estimates that total capital expenditures during fiscal 2010 will be approximately $65 to $70 million, which includes planned new store and store remodeling projects, the planned replacement of the Company’s current point-of-sale software and hardware, and the completion of the Company’s new distribution center. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flows each year and, as of January 30, 2010, had total cash and investments of $230.8 million. The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

Auction-Rate Securities - As of January 30, 2010, total cash and investments included $22.8 million of auction-rate securities (“ARS”) and $0 of preferred securities, which compares to $30.3 million of ARS and $0.6 million of preferred securities as of January 31, 2009. Of the $22.8 million in ARS and preferred securities as of January 30, 2010, $1.3 million has been included in short-term investments, due to known or anticipated subsequent redemptions at par value plus accrued interest, and $21.5 million has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of January 30, 2010, the reported investment amount is net of a $1.3 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.3 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.8 million in stockholders’ equity as of January 30, 2010. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. During fiscal 2009, the Company was able to successfully liquidate $5.3 million of its investments in ARS at par value. The Company also liquidated investments in preferred securities that were valued at $2.2 million ($5.4 million at par value) as of January 31, 2009 for $3.9 million, and recorded a gain of $1.7 million in the statement of income for the fiscal year ended January 30, 2010.

The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist and added $0.7 million to OTTI during the fourth quarter of fiscal 2009. The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal. Additional indicators of impairment include the duration and severity of the decline in market value. The interest rates on these investments will be determined by the terms of each individual ARS. The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates. The Company believes it has the ability and intent to hold these investments until recovery of market value occurs.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with FASB ASC 605, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $13.5 million and $10.1 million as of January 30, 2010 and January 31, 2009, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008 was $0.4 million, $0.4 million, and $0.0 million, respectively.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.6 million and $0.5 million at January 30, 2010 and January 31, 2009, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.8 million and $6.2 million as of January 30, 2010 and January 31, 2009, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

5.
Investments. As more fully described in Liquidity and Capital Resources on pages 22 to 24 and in Note B to the financial statements on pages 39 to 41, in prior years the Company invested a portion of its investments in auction-rate securities (“ARS”) and preferred securities. These investments are classified as available-for-sale securities and are reported at fair market values of $22.8 million and $30.9 million as of January 30, 2010 and January 31, 2009, respectively.

The Company reviews impairment in accordance with FASB ASC 320, Investments-Debt and Equity Securities, to determine the classification of potential impairments as either temporary or other-than-temporary. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized in net income. The Company considers various factors in reviewing impairment, including the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, the current and expected market and industry conditions in which the investee operates, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of January 30, 2010.

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

The following tables identify the material obligations and commitments as of January 30, 2010:

	Payments Due by Period
Contractual Obligations (dollar amounts in thousands)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt	$-	$-	$-	$-	$-
Purchase obligations	$20,014	$20,014	$-	$-	$-
Deferred compensation	$5,957	$-	$-	$-	$5,957
Operating leases	$303,956	$49,006	$83,119	$67,236	$104,595
Total contractual obligations	$329,927	$69,020	$83,119	$67,236	$110,552

Amount of Commitment Expiration by Period
Other Commercial Commitments (dollar amounts in thousands)	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2009, 2008, and 2007. The Company had outstanding letters of credit totaling $0.6 million and $1.1 million at January 30, 2010 and January 31, 2009, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2009, 2008, and 2007, the holiday and back-to-school seasons accounted for approximately 35%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.0 million at both January 30, 2010 and January 31, 2009, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

Effective February 3, 2008, the Company adopted the provisions of FASB ASC 825, Financial Instruments. FASB ASC 825 provides an option for companies to report selected financial assets and liabilities at fair value. Although the Company adopted the provisions of FASB ASC 825 effective February 3, 2008, it did not elect the fair value option for any financial instruments or other items held by the Company. Therefore, the adoption of FASB ASC 825 did not have any impact on the Company’s financial position or results of operations.

In May 2009, FASB issued FASB ASC 855, Subsequent Events. This guidance requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. FASB ASC 855 was effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009. In February 2010, FASB issued Accounting Standards Update 2010-09 which removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The adoption of FASB ASC 855 did not have any impact on the Company’s financial position or results of operations.

In June 2009, FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FASB ASC 105, the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. FASB ASC 105 was effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009. Therefore, the Company adopted the provisions of FASB ASC 105 on August 2, 2009. The adoption of FASB ASC 105 did not have any impact on the Company’s financial position or results of operations.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of January 30, 2010, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.4 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At January 30, 2010, the Company held $26.8 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.3 million temporary impairment and $2.7 million other-than-temporary impairment (“OTTI”) existed related to these securities as of January 30, 2010. Given current market conditions in the ARS and capital markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the accompanying balance sheets of The Buckle, Inc. (the “Company”) as of January 30, 2010 and January 31, 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Buckle, Inc. as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 31, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 31, 2010

THE BUCKLE, INC.

BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

	January 30,	January 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$135,340	$162,463
Short-term investments (Notes A, B, and C)	22,687	19,150
Accounts receivable, net of allowance of $35 and $46, respectively	6,911	3,734
Inventory	88,187	83,963
Prepaid expenses and other assets (Note F)	11,684	17,655
Total current assets	264,809	286,965

PROPERTY AND EQUIPMENT (Note D):	305,974	264,154
Less accumulated depreciation and amortization	(159,392)	(147,460)
	146,582	116,694

LONG-TERM INVESTMENTS (Notes A, B, and C)	72,770	56,213
OTHER ASSETS (Notes F and G)	4,742	5,468

	$488,903	$465,340

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,364	$22,472
Accrued employee compensation	41,463	40,460
Accrued store operating expenses	8,866	7,701
Gift certificates redeemable	13,507	10,144
Income taxes payable	3,830	8,649
Total current liabilities	92,030	89,426

DEFERRED COMPENSATION (Note I)	5,957	4,090
DEFERRED RENT LIABILITY	36,657	34,602
Total liabilities	134,644	128,118

COMMITMENTS (Notes E and H)

STOCKHOLDERS’ EQUITY (Note J):
Common stock, authorized 100,000,000 shares of $.01 par value; 46,381,263 and 45,906,265 shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively	464	459
Additional paid-in capital	78,837	68,894
Retained earnings	275,751	268,789
Accumulated other comprehensive loss	(793)	(920)
Total stockholders’ equity	354,259	337,222

	$488,903	$465,340

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Dollar Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
SALES, Net of returns and allowances of $73,596, $54,973, and $42,087, respectively	$898,287	$792,046	$619,888

COST OF SALES (Including buying, distribution, and occupancy costs)	497,668	448,558	365,350

Gross profit	400,619	343,488	254,538

OPERATING EXPENSES:
Selling	168,741	151,251	118,699
General and administrative	32,416	30,041	26,212
	201,157	181,292	144,911

INCOME FROM OPERATIONS	199,462	162,196	109,627

OTHER INCOME, Net (Note A)	3,674	7,829	9,183
GAIN (LOSS) - IMPAIRMENT OF SECURITIES (Note B)	991	(5,157)	-

INCOME BEFORE INCOME TAXES	204,127	164,868	118,810

PROVISION FOR INCOME TAXES (Note F)	76,824	60,459	43,563

NET INCOME	$127,303	$104,409	$75,247

EARNINGS PER SHARE (Note K):
Basic	$2.79	$2.30	$1.69

Diluted	$2.73	$2.24	$1.63

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

BALANCE, February 4, 2007	29,408,576	$294	$43,493	$242,800	-	$286,587

Net income	-	-	-	75,247	-	75,247
Dividends paid on common stock,
($.1333 per share - 1st and 2nd quarters)	-	-	-	(12,014)	-	(12,014)
($.1667 per share - 3rd and 4th quarters)	-	-	-	(14,988)	-	(14,988)
Common stock issued on exercise of stock options	937,247	9	12,015	-	-	12,024
Issuance of non-vested stock, net of forfeitures	138,345	1	(1)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	3,886	-	-	3,886
Stock option compensation expense	-	-	293	-	-	293
Common stock purchased and retired	(642,500)	(6)	(21,571)	-	-	(21,577)
Income tax benefit related to exercise of stock options	-	-	8,862	-	-	8,862

BALANCE, February 2, 2008	29,841,668	298	46,977	291,045	-	338,320

Net income	-	-	-	104,409	-	104,409
Dividends paid on common stock,
($.1667 per share – 1st and 2nd quarters)	-	-	-	(15,269)	-	(15,269)
($.20 per share - 3rd and 4th quarters)	-	-	-	(18,474)	-	(18,474)
($2.00 per share - 3rd quarter)	-	-	-	(92,922)	-	(92,922)
Common stock issued on exercise of stock options	994,555	10	12,714	-	-	12,724
Issuance of non-vested stock, net of forfeitures	139,635	1	(1)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	4,879	-	-	4,879
Stock option compensation expense	-	-	289	-	-	289
Common stock purchased and retired	(557,100)	(5)	(9,354)	-	-	(9,359)
Income tax benefit related to exercise of stock options	-	-	13,545	-	-	13,545
3-for-2 stock split	15,487,507	155	(155)	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	(920)	(920)

BALANCE, January 31, 2009	45,906,265	459	68,894	268,789	(920)	337,222

Net income	-	-	-	127,303	-	127,303
Dividends paid on common stock,
($.20 per share - 1st, 2nd, 3rd, and 4th quarters)	-	-	-	(37,011)	-	(37,011)
($1.80 per share - 3rd quarter)	-	-	-	(83,330)	-	(83,330)
Common stock issued on exercise of stock options	278,430	3	1,823	-	-	1,826
Issuance of non-vested stock, net of forfeitures	196,568	2	(2)	-	-	-
Amortization of non-vested stock grants, net of forfeitures	-	-	4,988	-	-	4,988
Stock option compensation expense	-	-	175	-	-	175
Income tax benefit related to exercise of stock options	-	-	2,959	-	-	2,959
Unrealized loss on investments, net of tax	-	-	-	-	127	127

BALANCE, January 30, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,303	$104,409	$75,247
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,135	21,779	20,384
Amortization of non-vested stock grants, net of forfeitures	4,988	4,879	3,886
Stock option compensation expense	175	289	293
Gain on involuntary conversion of aircraft to monetary asset	-	(2,963)	-
(Gain) loss - impairment of securities	(991)	5,157	-
Deferred income taxes	414	(595)	(1,509)
Other	38	574	146
Changes in operating assets and liabilities:
Accounts receivable	(1,967)	(895)	1,246
Inventory	(4,224)	(6,324)	(7,333)
Prepaid expenses and other assets	6,282	(2,478)	(1,542)
Accounts payable	(2,916)	(844)	8,903
Accrued employee compensation	1,003	12,624	10,036
Accrued store operating expenses	1,165	1,997	1,236
Gift certificates redeemable	3,363	1,633	1,802
Income taxes payable	(5,731)	906	5,576
Long-term liabilities and deferred compensation	3,922	3,581	2,709

Net cash flows from operating activities	157,959	143,729	121,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(50,561)	(47,448)	(27,484)
Proceeds from sale of property and equipment	308	11,819	21
Change in other assets	(74)	(29)	167
Purchases of investments	(52,604)	(46,687)	(153,511)
Proceeds from sales / maturities of investments	33,703	148,818	117,079

Net cash flows from investing activities	(69,228)	66,473	(63,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,826	12,724	12,024
Excess tax benefit from stock option exercises	2,661	11,268	7,744
Purchases of common stock	-	(9,359)	(21,577)
Payment of dividends	(120,341)	(126,665)	(27,002)

Net cash flows from financing activities	(115,854)	(112,032)	(28,811)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,123)	98,170	28,541

CASH AND CASH EQUIVALENTS, Beginning of year	162,463	64,293	35,752

CASH AND CASH EQUIVALENTS, End of year	$135,340	$162,463	$64,293

See notes to financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year – The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2009 represents the 52-week period ended January 30, 2010, fiscal 2008 represents the 52-week period ended January 31, 2009, and fiscal 2007 represents the 52-week period ended February 2, 2008.

Nature of Operations – The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion conscious young men and women operating 401 stores located in 41 states throughout the continental United States as of January 30, 2010.

During fiscal 2009, the Company opened 20 new stores, substantially renovated 22 stores, and closed 6 stores. During fiscal 2008, the Company opened 21 new stores, substantially renovated 13 stores, and closed 2 stores. During fiscal 2007, the Company opened 20 new stores, substantially renovated 7 stores, and closed 2 stores.

Revenue Recognition – Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. Shipping costs were $5,420, $3,813, and $1,882 during fiscal 2009, 2008, and 2007, respectively. Merchandise returns are estimated based upon the historical average sales return percentage and accrued at the end of the period. The reserve for merchandise returns was $647 and $526 as of January 30, 2010 and January 31, 2009, respectively. The Company accounts for layaway sales in accordance with FASB ASC 605, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. The Company has several sales incentives that it offers customers including a frequent shopper punch card, B-Rewards gift certificates, and occasional sweepstakes and gift with purchase offers. The frequent shopper punch card is recognized as a cost of goods sold at the time of redemption, using the actual amount tendered. The B-Rewards incentives, based upon $10 for each $300 in net purchases, are recorded as a liability and as a selling expense at the time the gift certificates are earned. Sweepstake prizes are recorded as cost of goods sold (if it is a merchandise giveaway) or as a selling expense at the time the prize is redeemed by the customer, using actual costs incurred, and gifts with purchase are recorded as a cost of goods sold at the time of the purchase and gift redemption, using the actual cost of the gifted item.

The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008 was $434, $389, and $0, respectively. The Company recognizes a current liability for the down payment made when merchandise is placed on layaway and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

Investments – The Company accounts for investments in accordance with FASB ASC 320, Investments-Debt and Equity Securities. Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year, and a portion of the Company’s investments in auction-rate securities (“ARS”), which are available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold. The Company reviews impairments in accordance with FASB ASC 320 to determine the classification of potential impairments as either “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in other comprehensive income. Impairments that are considered other-than-temporary are recognized as a loss in the statements of income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Held-to-maturity securities are carried at amortized cost. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs. Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Management records a reserve for merchandise obsolescence and markdowns based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group, and the overall aging of inventory, versus the estimated future demand for such product and the current market conditions. The calculation for estimated markdowns and/or obsolescence reduced the Company’s inventory valuation by $5,832 and $6,228 as of January 30, 2010 and January 31, 2009, respectively. The amount charged (credited) to cost of goods sold, resulting from changes in the markdown reserve balance, was $(396), $439, and $(581), for fiscal years 2009, 2008, and 2007, respectively.

Property and Equipment – Property and equipment are stated on the basis of historical cost. Depreciation is provided using a combination of accelerated and straight-line methods based upon the estimated useful lives of the assets. The majority of property and equipment have useful lives of five to ten years with the exception of buildings, which have estimated useful lives of 31.5 to 39 years. Leasehold improvements are stated on the basis of historical cost and are amortized over the shorter of the life of the lease or the estimated economic life of the assets. When circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation is performed on current net book value amounts. Judgments made by the Company related to the expected useful lives of property and equipment and the ability to realize cash flows in excess of carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the expected cash flows and carrying amounts of long-lived assets, adjustments are made to such carrying values.

Pre-Opening Expenses – Costs related to opening new stores are expensed as incurred.

Advertising Costs – Advertising costs are expensed as incurred and were $8,521, $7,674, and $6,376 for fiscal years 2009, 2008, and 2007, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $700 and $600 as of January 30, 2010 and January 31, 2009, respectively.

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

Income Taxes – The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the judgment of the Company’s management determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased, thus increasing net income in the period such determination was made. The Company records tax benefits only for tax positions that are more than likely to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

Stock Splits – On September 15, 2008, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend for shareholders of record as of October 15, 2008, with a distribution date of October 30, 2008. All share and per share data (except par value and historical stockholders’ equity data) presented in the financial statements for all periods has been adjusted to reflect the impact of this stock split.

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

Of the Company’s $230,797 in total cash and investments as of January 30, 2010, $22,792 was comprised of investments in auction-rate securities (“ARS”). ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business.

Concentrations of credit risk with respect to accounts receivable are limited due to the nature of the Company’s receivables, which include primarily employee receivables that can be offset against future compensation. The Company’s financial instruments have a fair value approximating the carrying value.

Earnings Per Share – Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options. Basic and diluted earnings per share for fiscal 2007 have been adjusted to reflect the impact of the Company’s 3-for-2 stock split paid in the form of a stock dividend on October 30, 2008.

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

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net income	$127,303	$104,409	$75,247
Changes in net unrealized losses on investments in auction-rate securities, net of taxes of $(75), $540, and $0, respectively	127	(920)	-
Comprehensive income	$127,430	$103,489	$75,247

Recently Issued Accounting Pronouncements – Effective February 3, 2008, the Company adopted the provisions of FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of FASB ASC 820 apply to all financial instruments that are being measured and reported on a fair value basis. In addition, FASB ASC 820-10-15-1A delayed the effective date of FASB ASC 820 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FASB ASC 820 during fiscal 2008 for all financial instruments and the adoption during fiscal 2009 for all non-financial assets and liabilities did not have any impact on the Company’s financial position or results of operations.

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

In May 2009, FASB issued FASB ASC 855, Subsequent Events. This guidance requires management to evaluate subsequent events through the date the financial statements are issued, or are available to be issued, and requires companies to disclose the date through which such subsequent events have been evaluated. FASB ASC 855 was effective for financial statements issued for interim or annual reporting periods ending after June 15, 2009. In February 2010, FASB issued Accounting Standards Updated 2010-09 which removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. The adoption of FASB ASC 855 did not have any impact on the Company’s financial position or results of operations. The Company has determined that there were no subsequent events requiring recognition or disclosure in the financial statements presented herein.

In June 2009, FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the single source of GAAP recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FASB ASC 105, the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the codification became non-authoritative. FASB ASC 105 was effective for financial statements issued for interim or annual reporting periods ending after September 15, 2009. Therefore, the Company adopted the provisions of FASB ASC 105 on August 2, 2009. The adoption of FASB ASC 105 did not have any impact on the Company’s financial position or results of operations.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2009, 2008, and 2007 of $4,808, $1,839, and $1,582, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2009, 2008, and 2007 of $79,480, $48,879, and $31,730, respectively.

B.	INVESTMENTS

The following is a summary of investments as of January 30, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$24,775	$-	$(1,258)	$(725)	$22,792
Municipal bonds	8,116	14	(14)	-	8,116
Preferred stock	2,000	-	-	(1,974)	26
	$34,891	$14	$(1,272)	$(2,699)	$30,934

Held-to-Maturity Securities:
State and municipal bonds	$47,036	$535	$(10)	-	$47,561
Fixed maturities	8,890	92	-	-	8,982
Certificates of deposit	1,640	27	-	-	1,667
U.S. treasuries	1,000	1	-	-	1,001
	$58,566	$655	$(10)	$-	$59,211

Trading Securities:
Mutual funds	$6,200	$-	$(243)	$-	$5,957

The following is a summary of investments as of January 31, 2009:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$35,495	$-	$(1,460)	$(3,757)	$30,278
Preferred stock	2,000	-	-	(1,400)	600
	$37,495	$-	$(1,460)	$(5,157)	$30,878

Held-to-Maturity Securities:
State and municipal bonds	$31,965	$536	$(90)	-	$32,411
Fixed maturities	2,500	37	(7)	-	2,530
Certificates of deposit	2,945	42	-	-	2,987
U.S. treasuries	2,985	19	(9)	-	2,995
	$40,395	$634	$(106)	$-	$40,923

Trading Securities:
Mutual funds	$5,165	$-	$(1,075)	$-	$4,090

The auction-rate securities and preferred stock were invested as follows as of January 30, 2010:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	92% insured by AAA/AA/A-rated bond insurers at January 30, 2010	$11,700
Municipal bond funds	Fixed income instruments within issuers' money market funds	9,325
Student loan bonds	Student loans guaranteed by state entities	3,750
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$26,775

As of January 30, 2010, the Company’s auction-rate securities portfolio was 57% AAA/Aaa-rated, 27% AA/Aa-rated, 9% A-rated, and 7% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of January 30, 2010 is as follows:

	Amortized	Fair
	Cost	Value
Available-for-sale securities
Less than 1 year	$2,950	$2,950
1 - 5 years	1,452	1,454
5 - 10 years	1,206	1,209
Greater than 10 years	2,508	2,503
	$8,116	$8,116

Held-to-maturity securities
Less than 1 year	$18,387	$18,520
1 - 5 years	35,802	36,234
5 - 10 years	1,926	1,978
Greater than 10 years	2,451	2,479
	$58,566	$59,211

At January 30, 2010 and January 31, 2009, $26,634 and $29,328 of available-for-sale securities and $40,179 and $22,795 of held-to-maturity investments are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of January 30, 2010, the reported investment amount is net of $1,258 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,258 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $793 in stockholders’ equity as of January 30, 2010. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of January 30, 2010, the Company had $24,775 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $22,792 and $26, respectively. As of January 31, 2009, the Company had $35,495 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $30,278 and $600, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During fiscal 2009, the Company was able to successfully liquidate $5,320 of its investments in ARS at par value. The Company also liquidated investments in preferred securities that were valued at $2,217 ($5,400 at par value) as of January 31, 2009 for $3,933, and recorded a gain of $1,716 in the statement of income for the fiscal year ended January 30, 2010. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist and added $725 to OTTI during the fourth quarter of fiscal 2009. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of January 30, 2010, $1,350 of the Company’s investment in ARS and preferred securities was classified in short-term investments, due to known or anticipated subsequent redemptions, and $21,468 was classified in long-term investments. As of January 31, 2009, $1,550 of the Company’s investment in ARS and preferred securities was classified in short-term investments and $29,328 was classified in long-term investments.

C.	FAIR VALUE MEASURMENTS

As defined by FASB ASC 820, Fair Value Measurements and Disclosures, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities measured and reported at fair value are classified and disclosed in one of the following categories:

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

As of January 30, 2010 and January 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note B. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of January 30, 2010 and January 31, 2009.

Future fluctuations in fair value of ARS that the Company judges to be temporary, including any recoveries of previous write-downs, would be recorded as an adjustment to “accumulated other comprehensive loss.”  The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal. Additional indicators of impairment include the duration and severity of the decline in market value. The interest rates on these investments will be determined by the terms of each individual ARS. The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities
Auction-rate securities	$1,261	$12,894	$8,637	$22,792
Municipal bonds	8,116	-	-	8,116
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	5,957	-	-	5,957
Totals	$15,360	$12,894	$8,637	$36,891

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities
Auction-rate securities	$1,550	$21,468	$7,260	$30,278
Preferred stock	600	-	-	600
Trading securities (including mutual funds)	4,090	-	-	4,090

Totals	$6,240	$21,468	$7,260	$34,968

ARS, municipal bonds, and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of January 30, 2010 and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $739 of the Company’s recorded temporary impairment and $725 of the OTTI as of January 30, 2010. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FASB ASC 820, are as follows:

	Fiscal Years Ended
	January 30,	January 31,
Available-for-Sale Auction-Rate Securities	2010	2009
Balance, beginning of year	$7,260	-
Total gains or losses (realized and unrealized):
Included in net income	(725)	-
Included in other comprehensive income	(48)	(690)
Purchases, sales, issuances, and settlements (net)	(25)	-
Transfers in and/or out of Level 3	2,175	7,950
Balance, end of year	$8,637	$7,260

D.	PROPERTY AND EQUIPMENT

	January 30,	January 31,
	2010	2009

Land	$1,959	$1,170
Building and improvements	14,678	13,447
Office equipment	6,105	6,043
Transportation equipment	19,005	18,997
Leasehold improvements	119,941	111,544
Furniture and fixtures	110,579	96,778
Shipping/receiving equipment	15,783	10,294
Screenprinting equipment	111	111
Construction-in-progress	17,813	5,770

	$305,974	$264,154

E.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $17,500 of which $10,000 is available for letters of credit. During fiscal 2009, this line of credit was extended through July 31, 2012. Borrowings under the line of credit and letter of credit provide for interest to be paid at a rate equal to the prime rate as set by the Wells Fargo Bank, N.A. index on the date of the borrowings. There were no bank borrowings at January 30, 2010 and January 31, 2009. There were no bank borrowings during fiscal 2009, 2008, and 2007. The Company had outstanding letters of credit totaling $618 and $1,059 at January 30, 2010 and January 31, 2009, respectively.

F.	INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Current income tax expense (benefit):
Federal	$66,059	$52,905	$38,224
State	10,351	8,149	6,849
Deferred income tax expense (benefit):	414	(595)	(1,509)

Total	$76,824	$60,459	$43,564

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	3.4	3.6	4.0
Tax exempt interest income	(0.3)	(1.0)	(2.0)
Other	(0.5)	(0.9)	(0.3)

Effective tax rate	37.6%	36.7%	36.7%

Deferred income tax assets and liabilities are comprised of the following:

	January 30,	January 31,
	2010	2009
Deferred income tax assets (liabilities):
Inventory	$3,641	$3,681
Stock-based compensation	3,337	3,112
Accrued compensation	3,373	2,547
Accrued store operating costs	390	262
Unrealized loss on securities	2,021	2,847
Gift certificates redeemable	550	495
Allowance for doubtful accounts	13	17
Deferred rent liability	13,563	12,803
Property and equipment	(15,841)	(14,228)

Net deferred income tax asset	$11,047	$11,536

At January 30, 2010 and January 31, 2009, respectively, the net current deferred income tax assets of $7,396 and $7,085 are classified in “prepaid expenses and other assets.”  The net non-current deferred income tax assets of $3,651 and $4,451 are classified in “other assets” at January 30, 2010 and January 31, 2009, respectively. There are no unrecognized tax benefits to be recorded in the Company’s financial statements at January 30, 2010 or January 31, 2009. The Company has no open examinations with the Internal Revenue Service and fiscal years 2006, 2007, 2008, and 2009 remain subject to examination by the Internal Revenue Service as well as state taxing authorities.

G.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,035 at January 30, 2010 and $1,005 at January 31, 2009, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

H.	COMMITMENTS

Leases - The Company conducts its operations in leased facilities under numerous non-cancelable operating leases expiring at various dates through fiscal 2021. Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of income. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved. Operating lease base rental expense for fiscal 2009, 2008, and 2007 was $45,805, $41,687, and $38,298, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2009, 2008, and 2007 were $4,153, $3,202, and $1,159, respectively.

Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of January 30, 2010 are as follows:

Minimum Rental
Fiscal Year	Commitments

2010	$49,006
2011	43,806
2012	39,313
2013	35,644
2014	31,592
Thereafter	104,595

Total minimum rental commitments	$303,956

Litigation - From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of these financial statements, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

I.         EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,130, $1,022, and $887 for fiscal years 2009, 2008, and 2007, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $428, $341, and $390 for fiscal years 2009, 2008, and 2007, respectively.

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

As of January 30, 2010, 641,748 shares were available for grant under the various stock option plans, of which 452,111 were available for grant to executive officers. Also as of January 30, 2010, 208,372 shares were available for grant under the various restricted stock plans, of which 129,248 were available for grant to executive officers.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation expense was recognized fiscal 2009, 2008, and 2007 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to FASB ASC 718 adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
Stock-based compensation expense, before tax:
Stock options	$175	$289	$293
Non-vested shares of common stock	4,988	4,879	3,886

Total stock-based compensation expense, before tax	$5,163	$5,168	$4,179

Total stock-based compensation expense, after tax	$3,253	$3,256	$2,633

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For fiscal 2009, 2008, and 2007, the excess tax benefit realized from exercised stock options was $2,661, $11,268, and $7,744, respectively.

No stock options were granted during fiscal 2009. Stock options granted during fiscal 2008 and 2007 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during the fiscal year was $8.41 and $8.54 per option for fiscal 2008 and 2007, respectively. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Fiscal Years Ended
	January 31,	February 2,
	2009	2008

Risk-free interest rate (1)	3.10%	4.80%
Dividend yield (2)	2.40%	2.40%
Expected volatility (3)	33.00%	39.00%
Expected lives - years (4)	7.0	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected lives of stock options.
(4)	Based on historical and expected exercise behavior.

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

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal year ended January 30, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	1,635,163	$6.91
Granted	-	-
Other (1)	447	5.83
Expired/forfeited	(5,069)	24.21
Exercised	(278,430)	6.56

Outstanding - end of year	1,352,111	$5.02	3.29	years	$34,237

Exercisable - end of year	1,331,816	$4.75	3.22	years	$34,076

(1)
An adjustment was made to the exercise price and number of options outstanding for the special cash dividend paid during October 2009. “Other” represents additional options issued as a result of this adjustment in the third quarter of fiscal 2009.

The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007, respectively, was $7,477, $35,447, and $23,135. As of January 30, 2010, there was $64 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 1.0 year.

Non-vested shares of common stock granted during fiscal 2007 and 2008 were granted pursuant to the Company’s 2005 Restricted Stock Plan. Non-vested shares granted during fiscal 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended January 30, 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	423,171	$23.84
Granted	243,800	21.20
Forfeited	(47,232)	22.66
Vested	(214,394)	22.14

Non-Vested - end of year	405,345	$23.29

As of January 30, 2010, there was $4,066 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during fiscal 2009, 2008, and 2007 was $6,517, $5,128, and $4,398, respectively.

K.	EARNINGS PER SHARE

The following table provides reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	January 30, 2010			January 31, 2009			February 2, 2008
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$127,303	45,699	$2.79	$104,409	45,367	$2.30	$75,247	44,551	$1.69

Effect of Dilutive Securities
Stock options and
non-vested shares	-	993	(0.06)	-	1,207	(0.06)	-	1,703	(0.06)

Diluted EPS	$127,303	46,692	$2.73	$104,409	46,574	$2.24	$75,247	46,254	$1.63

Stock options to purchase 72,637 shares of common stock were not included in the computation of diluted earnings per share for fiscal 2008 because the options would be considered anti-dilutive. No stock options were deemed anti-dilutive and excluded from the computation of diluted earnings per share for either fiscal 2009 or 2007.

L.       SEGMENT INFORMATION

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories. The Company operated 401 stores located in 41 states throughout the continental United States as of January 30, 2010. The Company operates its business as one segment.

The following is information regarding the Company’s major product lines and is stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Denims	42.9%	41.4%	43.2%
Tops (including sweaters)	36.7	39.0	36.1
Accessories	7.7	7.7	7.7
Sportswear/fashions	5.0	4.6	4.3
Footwear	4.7	4.6	5.6
Outerwear	2.5	2.0	2.0
Casual bottoms	0.4	0.6	1.0
Other	0.1	0.1	0.1

	100.0%	100.0%	100.0%

M.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2009 and 2008 are as follows:

	Quarter
Fiscal 2009	First	Second	Third	Fourth

Net sales	$199,697	$192,906	$231,238	$274,446
Gross profit	$86,703	$82,278	$102,117	$129,521
Net income	$26,862	$24,994	$33,305	$42,142
Basic earnings per share	$0.59	$0.55	$0.73	$0.92
Diluted earnings per share	$0.58	$0.54	$0.71	$0.90

	Quarter
Fiscal 2008	First	Second	Third	Fourth

Net sales	$160,300	$169,765	$210,567	$251,414
Gross profit	$65,622	$70,268	$91,805	$115,793
Net income	$18,717	$22,276	$29,076	$34,340
Basic earnings per share	$0.42	$0.49	$0.64	$0.75
Diluted earnings per share	$0.41	$0.48	$0.62	$0.74

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control–Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2010.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the internal control over financial reporting of The Buckle, Inc. (the “Company”) as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the fiscal year ended January 30, 2010, of the Company and our report dated March 31, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 31, 2010

ITEM 9B – OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2009 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 29, 2009.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 and 11 of this report and "Election of Directors" in the Company's Proxy Statement for its 2010 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11- EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2010 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2010 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote J on pages 46 to 48 of this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy for its 2010 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2010 Annual Shareholders' Meeting and is incorporated by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

 (a) Financial Statement Schedule
Valuation and Qualifying Account. This schedule is on page 54.
All other schedules are omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

 (b)  Exhibits
See index to exhibits on pages 55 and 56.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BUCKLE, INC.

Date: March 31, 2010	By:	/s/ DENNIS H. NELSON
Dennis H. Nelson,
President and Chief Executive Officer

Date: March 31, 2010	By:	/s/ KAREN B. RHOADS
Karen B. Rhoads,
Vice President of Finance, Treasurer,
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2010.

/s/ DANIEL J. HIRSCHFELD	/s/ BILL L .FAIRFIELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON
Dennis H. Nelson	Bruce L. Hoberman
President and Chief Executive Officer	Director
and Director

/s/ KAREN B. RHOADS
Karen B. Rhoads	Michael Huss
Vice President of Finance and	Director
Principal Accounting Officer and Director

/s/ JOHN P. PEETZ	/s/ JAMES E. SHADA
John P. Peetz, III	James E. Shada
Director	Director

Robert E. Campbell
Director

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

Allowance for
Doubtful Accounts

Balance February 4, 2007	$72,000

Amounts charged to costs and expenses	328,377
Write-off of uncollectible accounts	(338,377)

Balance, February 2, 2008	62,000

Amounts charged to costs and expenses	275,558
Write-off of uncollectible accounts	(291,558)

Balance, January 31, 2009	46,000

Amounts charged to costs and expenses	358,065
Write-off of uncollectible accounts	(369,065)

Balance, January 30, 2010	$35,000

INDEX TO EXHIBITS

Exhibits		Page Number or Incorporation
by Reference to
(3)	Articles of Incorporation and By-Laws.
	(3.1) Articles of Incorporation	Exhibit 3.1 to Form S-1
	of The Buckle, Inc. as amended	No. 33-46294
(3.1.1) Amendment to the Articles of
Incorporation of The Buckle, Inc.
	(3.2) By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1
No. 33-46294
(4)	Instruments defining the rights of security
holders, including indentures
(4.1) See Exhibits 3.1 and 3.2 for provisions
of the Articles of Incorporation and
By-laws of the Registrant defining rights
of holders of Common Stock of the registrant

	(4.2) Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1
No. 33-46294
(9)	Not applicable

(10)	Material Contracts
(10.1) Acknowledgment for Dennis H. Nelson
dated March 22, 2010 (*)

(10.2) Acknowledgment for Karen B. Rhoads
dated March 22, 2010 (*)

(10.3) Acknowledgment for Brett P. Milkie
dated March 22, 2010 (*)

(10.4) Acknowledgment for Patricia K. Whisler
dated March 22, 2010 (*)

(10.5) Acknowledgment for Kari G. Smith
dated March 22, 2010 (*)

	(10.6) Cash or Deferred Profit Sharing Plan	Exhibit 10.10 to Form S-1
No. 33-46294
(10.6.1) Non-Qualified Deferred Compensation Plan

	(10.7) Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated July 31, 2009 between The Buckle, Inc. and Wells Fargo Bank, N.A. for a $17.5 million line of credit	Exhibit 10.7 to Form 10-K filed for the fiscal year ended January 30, 2010

	(10.8) 1993 Director Stock Option Plan	Exhibit B to Proxy Statement
	Amended and Restated (*)	for Annual Meeting held
June 2, 2006
	(10.9) 1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement
for Annual Meeting held
May 28, 1998
	(10.10) 1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement
for Annual Meeting held
May 28, 1998

	(10.11) 2005 Restricted Stock Plan (*)	Exhibit B to Proxy Statement
for Annual Meeting held
June 2, 2005
	(10.12) 2008 Management Incentive Plan (*)	Exhibit A to Proxy Statement
for Annual Meeting held
May 28, 2008
	(10.13) 2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement
For Annual Meeting held
May 28, 2008
	(10.14) 2009 Management Incentive Plan (*)	Exhibit A to Proxy Statement
for Annual Meeting held
May 29, 2009
(11)	Not applicable

(12)	Not applicable

(13)	Not applicable

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(19)	Not applicable

(21)	Not applicable

(22)	Not applicable

(23)	Consent of Deloitte & Touche LLP

(25)	Not applicable

(28)	Not applicable

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(*) Denotes management contract or compensatory plan or arrangement.