Form 10-Q
period 2010-05-01
BUCKLE INC
filed 2010-06-10
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2010

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

The number of shares outstanding of the Registrant's Common Stock, as of May 28, 2010, was 46,730,695.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	May 1,	January 30,
	2010	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$131,417	$135,340
Short-term investments	22,887	22,687
Accounts receivable, net of allowance of $20 and $35, respectively	4,942	6,911
Inventory	84,741	88,187
Prepaid expenses and other assets	19,313	11,684
Total current assets	263,300	264,809

PROPERTY AND EQUIPMENT	323,086	305,974
Less accumulated depreciation and amortization	(164,553)	(159,392)
	158,533	146,582

LONG-TERM INVESTMENTS	81,776	72,770
OTHER ASSETS	4,985	4,742

	$508,594	$488,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,307	$24,364
Accrued employee compensation	16,698	41,463
Accrued store operating expenses	8,392	8,866
Gift certificates redeemable	10,241	13,507
Income taxes payable	17,940	3,830
Total current liabilities	86,578	92,030

DEFERRED COMPENSATION	7,223	5,957
DEFERRED RENT LIABILITY	36,529	36,657
Total liabilities	130,330	134,644

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,726,491 and 46,381,263
shares issued and outstanding at May 1, 2010 and January 30, 2010, respectively	467	464
Additional paid-in capital	82,032	78,837
Retained earnings	296,524	275,751
Accumulated other comprehensive loss	(759)	(793)
Total stockholders’ equity	378,264	354,259

	$508,594	$488,903

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009

SALES, Net of returns and allowances	$214,797	$199,697

COST OF SALES (Including buying, distribution, and occupancy costs)	121,346	112,994

Gross profit	93,451	86,703

OPERATING EXPENSES:
Selling	39,843	37,597
General and administrative	7,421	7,378
	47,264	44,975

INCOME FROM OPERATIONS	46,187	41,728

OTHER INCOME, Net	1,833	910

INCOME BEFORE INCOME TAXES	48,020	42,638

PROVISION FOR INCOME TAXES	17,910	15,776

NET INCOME	$30,110	$26,862

EARNINGS PER SHARE:
Basic	$0.65	$0.59

Diluted	$0.64	$0.58

Basic weighted average shares	46,053	45,529
Diluted weighted average shares	46,993	46,521

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2010
BALANCE, January 31, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

Net income	-	-	-	30,110	-	30,110
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,337)	-	(9,337)
Common stock issued on exercise
of stock options	101,463	1	470	-	-	471
Issuance of non-vested stock, net of forfeitures	243,765	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,500	-	-	1,500
Stock option compensation expense	-	-	16	-	-	16
Income tax benefit related to exercise of
stock options	-	-	1,211	-	-	1,211
Unrealized loss on investments, net of tax	-	-	-	-	34	34

BALANCE, May 1, 2010	46,726,491	$467	$82,032	$296,524	$(759)	$378,264

FISCAL 2009
BALANCE, February 1, 2009	45,906,265	$459	$68,894	$268,789	$(920)	$337,222

Net income	-	-	-	26,862	-	26,862
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,222)	-	(9,222)
Common stock issued on exercise
of stock options	2,337	-	18	-	-	18
Issuance of non-vested stock, net of forfeitures	200,053	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,225	-	-	1,225
Stock option compensation expense	-	-	40	-	-	40
Unrealized loss on investments, net of tax	-	-	-	-	(18)	(18)

BALANCE, May 2, 2009	46,108,655	$461	$70,175	$286,429	$(938)	$356,127

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,110	$26,862
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	6,490	5,481
Amortization of non-vested stock grants, net of forfeitures	1,500	1,225
Stock option compensation expense	16	40
Deferred income taxes	(562)	(472)
Other	11	23
Changes in operating assets and liabilities:
Accounts receivable	759	(52)
Inventory	3,446	1,171
Prepaid expenses and other assets	(7,352)	(505)
Accounts payable	11,177	15,800
Accrued employee compensation	(24,765)	(23,784)
Accrued store operating expenses	(474)	157
Gift certificates redeemable	(3,266)	(2,538)
Income taxes payable	15,384	10,147
Long-term liabilities and deferred compensation	1,138	1,966

Net cash flows from operating activities	33,612	35,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20,700)	(14,865)
Proceeds from sale of property and equipment	14	8
Purchases of investments	(15,240)	(9,660)
Proceeds from sales/maturities of investments	6,088	6,628

Net cash flows from investing activities	(29,838)	(17,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	471	18
Excess tax benefit from stock option exercises	1,169	16
Payment of dividends	(9,337)	(9,222)

Net cash flows from financing activities	(7,697)	(9,188)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,923)	8,444

CASH AND CASH EQUIVALENTS, Beginning of period	135,340	162,463

CASH AND CASH EQUIVALENTS, End of period	$131,417	$170,907

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 1, 2010 AND MAY 2, 2009
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 30, 2010, included in The Buckle, Inc.'s 2009 Form 10-K.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”), which was established by FASB as the sole source of authoritative GAAP for financial statements issued for reporting periods ending on or after September 15, 2009.

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 412 stores located in 41 states throughout the continental United States as of May 1, 2010 and 392 stores in 40 states as of May 2, 2009. During the first quarter of fiscal 2010, the Company opened eleven new stores and substantially remodeled three stores. During the first quarter of fiscal 2009, the Company opened six new stores, substantially remodeled six stores, and closed one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 1, 2010	May 2, 2009

Denims	45.4%	41.7%
Tops (including sweaters)	32.9	36.5
Sportswear/Fashions	8.4	8.4
Accessories	6.5	7.2
Footwear	5.3	4.8
Outerwear	0.9	0.8
Casual bottoms	0.5	0.5
Other	0.1	0.1
	100.0%	100.0%

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 1, 2010			May 2, 2009
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$30,110	46,053	$0.65	$26,862	45,529	$0.59

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	940	(0.01)	-	992	(0.01)
Diluted EPS	$30,110	46,993	$0.64	$26,862	46,521	$0.58

4.	Investments

The following is a summary of investments as of May 1, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$23,800	$-	$(1,205)	$(725)	$21,870
Municipal bonds	8,483	13	(13)	-	8,483
Preferred stock	2,000	-	-	(1,974)	26
	$34,283	$13	$(1,218)	$(2,699)	$30,379

Held-to-Maturity Securities:
State and municipal bonds	$56,416	$506	$(25)	$-	$56,897
Fixed maturities	8,870	80	-	-	8,950
Certificates of deposit	1,275	20	-	-	1,295
U.S. treasuries	500	-	-	-	500
	$67,061	$606	$(25)	$-	$67,642

Trading Securities:
Mutual funds	$7,217	$6	$-	$-	$7,223

The following is a summary of investments as of January 30, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$24,775	$-	$(1,258)	$(725)	$22,792
Municipal bonds	8,116	14	(14)	-	8,116
Preferred stock	2,000	-	-	(1,974)	26
	$34,891	$14	$(1,272)	$(2,699)	$30,934

Held-to-Maturity Securities:
State and municipal bonds	$47,036	$535	$(10)	$-	$47,561
Fixed maturities	8,890	92	-	-	8,982
Certificates of deposit	1,640	27	-	-	1,667
U.S. treasuries	1,000	1	-	-	1,001
	$58,566	$655	$(10)	$-	$59,211

Trading Securities:
Mutual funds	$6,200	$-	$(243)	$-	$5,957

The auction-rate securities and preferred stock were invested as follows as of May 1, 2010:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	92% insured by AAA/AA/A-rated bond insurers at May 1, 2010	$11,650
Municipal bond funds	Fixed income instruments within issuers' money market funds	8,400
Student loan bonds	Student loans guaranteed by state entities	3,750
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$25,800

As of May 1, 2010, the Company’s auction-rate securities portfolio was 55% AAA/Aaa-rated, 28% AA/Aa-rated, 10% A-rated, and 7% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of May 1, 2010 is as follows:

	Amortized	Fair
	Cost	Value
Available-for-sale securities
Less than 1 year	$3,353	$3,353
1 - 5 years	1,179	1,179
5 - 10 years	1,457	1,457
Greater than 10 years	2,494	2,494
	$8,483	$8,483

Held-to-maturity securities
Less than 1 year	$18,234	$18,322
1 - 5 years	46,865	47,286
5 - 10 years	1,116	1,171
Greater than 10 years	846	863
	$67,061	$67,642

At May 1, 2010 and January 30, 2010, $25,726 and $26,634 of available-for-sale securities and $48,827 and $40,179 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of May 1, 2010, the reported investment amount is net of $1,205 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,205 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $759 in stockholders’ equity as of May 1, 2010. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of May 1, 2010, the Company had $23,800 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $21,870 and $26, respectively. As of January 30, 2010, the Company had $24,775 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $22,792 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the first quarter of fiscal 2010, the Company was able to successfully liquidate $975 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of May 1, 2010, $1,300 of the Company’s investment in ARS and preferred securities was classified in short-term investments, due to known or anticipated subsequent redemptions, and $20,596 was classified in long-term investments. As of January 30, 2010, $1,350 of the Company’s investment in ARS and preferred securities was classified in short-term investments and $21,468 was classified in long-term investments.

5.	Fair Value Measurements

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

As of May 1, 2010 and January 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

•	Pricing was provided by a third-party valuation consultant (using Level 3 inputs).

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 1, 2010 and January 30, 2010.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
May 1, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-Sale Securities
Auction-rate securities	$1,267	$11,994	$8,609	$21,870
Municipal bonds	8,483	-	-	8,483
Preferred stock	26	-	-	26
Trading Securities (including mutual funds)	7,223	-	-	7,223
Totals	$16,999	$11,994	$8,609	$37,602

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-Sale Securities
Auction-rate securities	$1,261	$12,894	$8,637	$22,792
Municipal bonds	8,116	-	-	8,116
Preferred stock	26	-	-	26
Trading Securities (including mutual funds)	5,957	-	-	5,957
Totals	$15,360	$12,894	$8,637	$36,891

ARS, municipal bonds, and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $716 of the Company’s recorded temporary impairment and $725 of the OTTI as of May 1, 2010. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis as defined in FASB ASC 820 are as follows:

	Thirteen Weeks Ended May 1, 2010
	Level 1	Level 2	Level 3
Balance, beginning of year	$15,360	$12,894	$8,637
Total gains or losses (realized and unrealized):
Included in net income	251	-	-
Included in other comprehensive income	6	28	-
Purchases, sales, issuances, and settlements (net)	1,382	(928)	(28)
Transfers in and/or out	-	-	-
Balance, end of quarter	$16,999	$11,994	$8,609

	Thirteen Weeks Ended May 2, 2009
	Level 1	Level 2	Level 3
Balance, beginning of year	$6,240	$21,468	$7,260
Total gains or losses (realized and unrealized):
Included in net income	-	-	-
Included in other comprehensive income	-	(18)	-
Purchases, sales, issuances, and settlements (net)	1,351	(1,829)	-
Transfers in and/or out	-	-	-
Balance, end of quarter	$7,591	$19,621	$7,260

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009

Net income	$30,110	$26,862
Changes in net unrealized losses on investments
in auction-rate-securities, net of taxes of $(20) and $11	34	(18)
Comprehensive income	$30,144	$26,844

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 1, 2010 and May 2, 2009 of $2,234 and $(937), respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 1, 2010 and May 2, 2009 of $1,919 and $6,085, respectively.

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

As of May 1, 2010, 641,748 shares were available for grant under the various stock option plans, of which 452,111 were available for grant to executive officers. Also as of May 1, 2010, no shares were available for grant under the Company’s 2005 Restricted Stock Plan and 65,624 shares were available for grant under the Company’s 2008 Director Restricted Stock Plan. On February 9, 2010, 230,400 shares of non-vested stock were granted under the 2005 Restricted Stock Plan while only 129,248 shares were available for grant. Thus, the grants were made subject to shareholder approval at the Company’s 2010 Annual Meeting of an increase in the number of shares authorized for issuance under the plan from 1,200,000 shares to 1,700,000 shares.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation expense was recognized during the first quarter of fiscal 2010 and fiscal 2009 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to FASB ASC 718 adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Stock-based compensation expense, before tax:
Stock options	$16	$40
Non-vested shares of common stock	1,500	1,225
Total stock-based compensation expense, before tax	$1,516	$1,265
Total stock-based compensation expense, after tax	$955	$797

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the fiscal quarters ended May 1, 2010 and May 2, 2009, the excess tax benefit realized from exercised stock options was $1,169 and $16, respectively.

No stock options were granted during fiscal 2010 or fiscal 2009. On September 21, 2009, the Board of Directors authorized a $1.80 per share special one-time cash dividend to be paid on October 27, 2009 to shareholders of record at the close of business on October 15, 2009. To preserve the intrinsic value for option holders, the Board also approved, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options. This adjustment did not result in any incremental compensation expense.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarter ended May 1, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	1,352,111	$5.02
Granted	-	-
Expired/forfeited	-	-
Exercised	(101,463)	4.65
Outstanding - end of quarter	1,250,648	$5.05	3.10	years	$ 38,934
Exercisable - end of quarter	1,243,877	$4.94	3.07	years	$ 38,853

The total intrinsic value of options exercised during the fiscal quarters ended May 1, 2010 and May 2, 2009 was $3,332 and $52, respectively. As of May 1, 2010, there was $48 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 0.75 years.

Non-vested shares of common stock granted during the first quarter of fiscal 2010 and fiscal 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarter ended May 1, 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	405,345	$23.29
Granted	243,900	28.53
Forfeited	(135)	26.20
Vested	(51,516)	21.75
Non-Vested - end of quarter	597,594	$25.56

As of May 1, 2010, there was $9,105 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the fiscal quarters ended May 1, 2010 and May 2, 2009 was $1,871 and $1,386, respectively.

9.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 5 to these financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on the Company’s financial position or results of operations.

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

Cash Flow and Liquidity (working capital) – Management reviews current cash and short-term investments along with cash flow from operating, investing, and financing activities to determine the Company’s short-term cash needs for operations and expansion. The Company believes that existing cash, short-term investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended May 1, 2010 and May 2, 2009:

	Percentage of Net Sales
	Thirteen Weeks Ended		Percentage
	May 1, 2010	May 2, 2009	Increase/(Decrease)

Net sales	100.0%	100.0%	7.6%
Cost of sales (including buying,
distribution, and occupancy costs)	56.5%	56.6%	7.4%
Gross profit	43.5%	43.4%	7.8%
Selling expenses	18.5%	18.8%	6.0%
General and administrative expenses	3.5%	3.7%	0.6%
Income from operations	21.5%	20.9%	10.7%
Other income, net	0.8%	0.5%	101.5%
Income before income taxes	22.3%	21.4%	12.6%
Provision for income taxes	8.3%	7.9%	13.5%
Net income	14.0%	13.5%	12.1%

Net sales increased from $199.7 million in the first quarter of fiscal 2009 to $214.8 million in the first quarter of fiscal 2010, a 7.6% increase. Comparable store sales increased by $5.3 million, or 2.8%, for the thirteen week period ended May 1, 2010 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 4.2% increase in the average retail price of merchandise sold during the quarter and a 4.3% increase in the average number of units sold per transaction, which were partially offset by a 5.3% decrease in the number of transactions at comparable stores during the quarter. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 20 new stores opened during fiscal 2009, to the opening of 11 new stores during the first quarter of fiscal 2010, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 24.0% to $14.4 million. Average sales per square foot increased 1.1% from $96.58 for the first quarter of fiscal 2009 to $97.69 for the first quarter of fiscal 2010. Total square footage as of May 1, 2010 was 2.057 million.

The Company’s average retail price per piece of merchandise sold increased $1.79, or 4.2%, during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This $1.79 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 7.1% increase in average denim price points ($1.33), an 8.5% increase in average accessory price points ($0.23), a 9.4% increase in average footwear price points ($0.20), a 2.8% increase in average active apparel price points ($0.09), and a shift in the merchandise mix ($0.50). These increases were partially offset by a 4.2% reduction in average knit shirt price points (-$0.50) and reduced price points in certain other categories (-$0.06). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $86.7 million for the first quarter of fiscal 2009 to $93.5 million for the first quarter of fiscal 2010, 7.8% increase. As a percentage of net sales, gross profit increased from 43.4% in the first quarter of fiscal 2009 to 43.5% in the first quarter of fiscal 2010. The increase was attributable to a 0.55% improvement, as a percentage of net sales, in actual merchandise margins and a 0.15% reduction in expense related to the incentive bonus accrual; which were partially offset by an increase in buying, distribution, and occupancy costs (0.60%, as a percentage of net sales). The improvement in merchandise margins for the quarter was achieved through reduced markdowns, as a result of strong sell-through of new product, and a slight increase in the percentage of net sales from private label merchandise; which were partially offset by an increase in Primo Card redemptions.

Selling expenses increased from $37.6 million for the first quarter of fiscal 2009 to $39.8 million for the first quarter of fiscal 2010, a 6.0% increase. As a percentage of net sales, selling expenses decreased from 18.8% in the first quarter of fiscal 2009 to 18.5% in the first quarter of fiscal 2010. The reduction was primarily attributable to a 1.00% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and a 0.30% reduction in store payroll expense. These reductions were partially offset by increases in expense related to store supplies (0.50%, as a percentage of net sales), internet-related fulfillment and marketing expenses (0.30%, as a percentage of net sales), and health insurance claims (0.20%, as a percentage of net sales).

General and administrative expenses increased 0.6%, but were $7.4 million for both the first quarter of fiscal 2009 and first quarter of fiscal 2010. As a percentage of net sales, general and administrative expenses decreased from 3.7% in the first quarter of fiscal 2009 to 3.5% in the first quarter of fiscal 2010. The reduction was primarily attributable to a 0.20% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual.

As a result of the above changes, the Company's income from operations increased 10.7% to $46.2 million for the first quarter of fiscal 2010 compared to $41.7 million for the first quarter of fiscal 2009. Income from operations was 21.5% of net sales for the first quarter of fiscal 2010 compared to 20.9% for the first quarter of fiscal 2009.

Other income increased from $0.9 million for the first quarter of fiscal 2009 to $1.8 million for the first quarter of fiscal 2010. The increase in other income was the result of a $1.1 million sales tax refund received through state economic incentive programs, partially offset by a reduction in income earned on the Company’s cash and investments as a result of lower interest rates.

Income tax expense as a percentage of pre-tax income was 37.3% in the first quarter of fiscal 2010 and 37.0% in the first quarter of fiscal 2009, bringing net income to $30.1 million in the first quarter of fiscal 2010 compared to $26.9 million in the first quarter of fiscal 2009, an increase of 12.1%.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 2010, the Company had working capital of $176.7 million, including $131.4 million of cash and cash equivalents and short-term investments of $22.9 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2010 and 2009, the Company’s cash flow from operating activities was $33.6 million and $35.5 million, respectively.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first quarter of fiscal 2010 and 2009, the Company invested $9.6 million and $11.7 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $11.1 million and $3.2 million in the first quarter of fiscal 2010 and 2009, respectively, in capital expenditures for the corporate headquarters and distribution facility. The capital spending for the corporate headquarters and distribution facility during fiscal 2009 included a portion of the total $5.5 million in capital spending related to the expansion of the Company’s online fulfillment infrastructure within its current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of the previous infrastructure. Capital spending for the corporate headquarters and distribution facility during fiscal 2010 includes payments made as work progressed on the Company’s new distribution center currently under construction in Kearney, Nebraska.

During the remainder of fiscal 2010, the Company anticipates completing approximately 32 additional store construction projects, including approximately 10 new stores and approximately 22 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2010 will be approximately $65 to $70 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 1, 2010, had total cash and investments of $236.1 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2010 or 2009.

Auction-Rate Securities - As of May 1, 2010, total cash and investments included $21.9 million of auction-rate securities (“ARS”) and preferred securities, which compares to $22.8 million of ARS and preferred securities as of January 30, 2010. Of the $21.9 million in ARS and preferred securities as of May 1, 2010, $1.3 million has been included in short-term investments, due to known or anticipated subsequent redemptions at par value plus accrued interest, and $20.6 million has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of May 1, 2010, the reported investment amount is net of a $1.2 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.2 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.8 million in stockholders’ equity as of May 1, 2010. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with FASB ASC 605, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $10.2 million and $13.5 million as of May 1, 2010 and January 30, 2010, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.7 million and $0.6 million at May 1, 2010 and January 30, 2010, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.0 million and $5.8 million as of May 1, 2010 and January 30, 2010, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

The Company reviews impairment in accordance with FASB ASC 320 to determine the classification of potential impairments as either temporary or other-than-temporary. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized in net income. The Company considers various factors in reviewing impairment, including the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, the current and expected market and industry conditions in which the investee operates, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs.

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

•	Pricing was provided by a third-party valuation consultant (using Level 3 inputs).

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 1, 2010.

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

The following tables identify the material obligations and commitments as of May 1, 2010:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$10,642	$10,382	$260	$-	$-
Deferred compensation	7,223	-	-	-	7,223
Operating leases	316,834	49,368	85,467	69,626	112,373
Total contractual obligations	$334,699	$59,750	$85,727	$69,626	$119,596

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2010 or the first quarter of fiscal 2009. The Company had outstanding letters of credit totaling $0.8 million and $0.6 million at May 1, 2010 and January 30, 2010, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2009, 2008, and 2007, the holiday and back-to-school seasons accounted for approximately 35%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended May 1, 2010 and May 2, 2009. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 5 to these financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of this statement had no effect on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of May 1, 2010, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.4 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At May 1, 2010, the Company held $25.8 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.2 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of May 1, 2010. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings:                                                                                                None

Item 1A. Risk Factors:

The effect of economic pressures and other business factors – During the thirteen weeks ended May 1, 2010, economic conditions continued to cause uncertainty in the market, which resulted in a lack of consumer confidence and a reduction of consumer spending. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 1, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 31, 2010 to Feb. 27, 2010	-	-	-	799,300
Feb. 28, 2010 to April 3, 2010	-	-	-	799,300
April 4, 2010 to May 1, 2010	-	-	-	799,300
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 799,300 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:                                                                        None

Item 4.    Reserved.

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

THE BUCKLE, INC.

Dated: June 10 , 2010	/s/ DENNIS H. NELSON .
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: June 10 , 2010	/s/ KAREN B. RHOADS .
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)