Form 10-Q
period 2010-07-31
BUCKLE INC
filed 2010-09-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No 

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☑  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

☑ Large accelerated filer;  Accelerated filer;  Non-accelerated filer;  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☑

The number of shares outstanding of the Registrant's Common Stock, as of September 3, 2010, was 46,650,516.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	July 31,	January 30,
ASSETS	2010	2010

CURRENT ASSETS:
Cash and cash equivalents	$93,082	$135,340
Short-term investments	30,380	22,687
Receivables	9,077	6,911
Inventory	108,680	88,187
Prepaid expenses and other assets	20,287	11,684
Total current assets	261,506	264,809

PROPERTY AND EQUIPMENT	334,004	305,974
Less accumulated depreciation and amortization	(165,956)	(159,392)
	168,048	146,582

LONG-TERM INVESTMENTS	73,798	72,770
OTHER ASSETS	5,825	4,742

	$509,177	$488,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$38,614	$24,364
Accrued employee compensation	16,276	41,463
Accrued store operating expenses	8,338	8,866
Gift certificates redeemable	9,310	13,507
Income taxes payable	493	3,830
Total current liabilities	73,031	92,030

DEFERRED COMPENSATION	7,110	5,957
DEFERRED RENT LIABILITY	37,605	36,657
Total liabilities	117,746	134,644

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,790,821 and 46,381,263
shares issued and outstanding at July 31, 2010 and January 30, 2010, respectively	468	464
Additional paid-in capital	83,716	78,837
Retained earnings	307,914	275,751
Accumulated other comprehensive loss	(667)	(793)
Total stockholders’ equity	391,431	354,259

	$509,177	$488,903

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

SALES, Net of returns and allowances	$188,639	$192,906	$403,436	$392,603

COST OF SALES (Including buying,
distribution, and occupancy costs)	113,251	110,628	234,597	223,622

Gross profit	75,388	82,278	168,839	168,981

OPERATING EXPENSES:
Selling	36,644	37,507	76,487	75,104
General and administrative	6,218	6,647	13,639	14,025
	42,862	44,154	90,126	89,129

INCOME FROM OPERATIONS	32,526	38,124	78,713	79,852

OTHER INCOME, Net	566	1,549	2,399	2,459

INCOME BEFORE INCOME TAXES	33,092	39,673	81,112	82,311

PROVISION FOR INCOME TAXES	12,345	14,679	30,255	30,455

NET INCOME	$20,747	$24,994	$50,857	$51,856

EARNINGS PER SHARE:
Basic	$0.45	$0.55	$1.10	$1.14

Diluted	$0.44	$0.54	$1.08	$1.11

Basic weighted average shares	46,165	45,640	46,109	45,585
Diluted weighted average shares	47,059	46,623	47,026	46,572

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2010
BALANCE, January 31, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

Net income	-	-	-	50,857	-	50,857
Dividends paid on common stock,
($0.20 per share)	-	-	-	(18,694)	-	(18,694)
Common stock issued on exercise
of stock options	166,323	2	839	-	-	841
Issuance of non-vested stock, net of forfeitures	243,235	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	2,168	-	-	2,168
Stock option compensation expense	-	-	32	-	-	32
Income tax benefit related to exercise of
stock options	-	-	1,842	-	-	1,842
Unrealized loss on investments, net of tax	-	-	-	-	126	126

BALANCE, July 31, 2010	46,790,821	$468	$83,716	$307,914	$(667)	$391,431

FISCAL 2009
BALANCE, February 1, 2009	45,906,265	$459	$68,894	$268,789	$(920)	$337,222

Net income	-	-	-	51,856	-	51,856
Dividends paid on common stock,
($0.20 per share)	-	-	-	(18,476)	-	(18,476)
Common stock issued on exercise
of stock options	173,511	2	1,136	-	-	1,138
Issuance of non-vested stock, net of forfeitures	197,429	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	2,413	-	-	2,413
Stock option compensation expense	-	-	109	-	-	109
Income tax benefit related to exercise
of stock options	-	-	1,809	-	-	1,809
Unrealized loss on investments, net of tax	-	-	-	-	(95)	(95)

BALANCE, August 1, 2009	46,277,205	$463	$74,359	$302,169	$(1,015)	$375,976

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 31,	August 1,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,857	$51,856
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	13,362	11,438
Amortization of non-vested stock grants, net of forfeitures	2,168	2,413
Stock option compensation expense	32	109
Realized gain on securities	-	(907)
Deferred income taxes	(815)	(936)
Other	272	(113)
Changes in operating assets and liabilities:
Receivables	1,401	(511)
Inventory	(20,493)	(22,560)
Prepaid expenses and other assets	(8,203)	(769)
Accounts payable	16,628	19,064
Accrued employee compensation	(25,187)	(20,712)
Accrued store operating expenses	(528)	696
Gift certificates redeemable	(4,197)	(3,158)
Income taxes payable	(6,809)	(7,753)
Long-term liabilities and deferred compensation	2,101	2,955

Net cash flows from operating activities	20,589	31,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37,492)	(26,041)
Proceeds from sale of property and equipment	14	307
Change in other assets	(794)	38
Purchases of investments	(32,281)	(22,201)
Proceeds from sales/maturities of investments	23,760	15,584

Net cash flows from investing activities	(46,793)	(32,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	841	1,138
Excess tax benefit from stock option exercises	1,799	1,812
Payment of dividends	(18,694)	(18,476)

Net cash flows from financing activities	(16,054)	(15,526)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,258)	(16,727)

CASH AND CASH EQUIVALENTS, Beginning of period	135,340	162,463

CASH AND CASH EQUIVALENTS, End of period	$93,082	$145,736

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2010 AND AUGUST 1, 2009
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 419 stores located in 41 states throughout the continental United States as of July 31, 2010 and 401 stores in 41 states as of August 1, 2009. During the second quarter of fiscal 2010, the Company opened seven new stores and substantially remodeled twelve stores. During the second quarter of fiscal 2009, the Company opened nine new stores and substantially remodeled seven stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Denims	37.8%	35.3%	41.9%	38.6%
Tops (including sweaters)	36.3	39.0	34.5	37.7
Sportswear/Fashions	10.9	11.1	9.6	9.7
Accessories	8.9	8.3	7.6	7.7
Footwear	4.9	5.0	5.1	5.0
Outerwear	0.5	0.6	0.7	0.7
Casual bottoms	0.5	0.6	0.5	0.5
Other	0.2	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 31, 2010			August 1, 2009
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$20,747	46,165	$0.45	$24,994	45,640	$0.55

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	894	(0.01)	-	983	(0.01)

Diluted EPS	$20,747	47,059	$0.44	$24,994	46,623	$0.54

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	July 31, 2010			August 1, 2009
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$50,857	46,109	$1.10	$51,856	45,585	$1.14

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	917	(0.02)	-	987	(0.03)

Diluted EPS	$50,857	47,026	$1.08	$51,856	46,572	$1.11

4.	Investments

The following is a summary of investments as of July 31, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$22,475	$-	$(1,058)	$(725)	$20,692
Preferred stock	2,000	-	-	(1,974)	26
	$24,475	$-	$(1,058)	$(2,699)	$20,718

Held-to-Maturity Securities:
State and municipal bonds	$55,018	$707	$(12)	$-	$55,713
Fixed maturities	8,350	106	-	-	8,456
Certificates of deposit	985	20	-	-	1,005
U.S. treasuries	11,997	-	(5)	-	11,992
	$76,350	$833	$(17)	$-	$77,166

Trading Securities:
Mutual funds	$7,288	$-	$(178)	$-	$7,110

The following is a summary of investments as of January 30, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$24,775	$-	$(1,258)	$(725)	$22,792
Municipal bonds	8,116	14	(14)	-	8,116
Preferred stock	2,000	-	-	(1,974)	26
	$34,891	$14	$(1,272)	$(2,699)	$30,934

Held-to-Maturity Securities:
State and municipal bonds	$47,036	$535	$(10)	$-	$47,561
Fixed maturities	8,890	92	-	-	8,982
Certificates of deposit	1,640	27	-	-	1,667
U.S. treasuries	1,000	1	-	-	1,001
	$58,566	$655	$(10)	$-	$59,211

Trading Securities:
Mutual funds	$6,200	$-	$(243)	$-	$5,957

The auction-rate securities and preferred stock were invested as follows as of July 31, 2010:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	91% insured by AAA/AA/A-rated bond insurers at July 31, 2010	$11,125
Municipal bond funds	Fixed income instruments within issuers' money market funds	8,400
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$24,475

As of July 31, 2010, the Company’s auction-rate securities portfolio was 58% AAA/Aaa-rated, 26% AA/Aa-rated, 8% A-rated, and 8% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of July 31, 2010 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$30,380	$30,457
1 - 5 years	44,251	44,897
5 - 10 years	947	1,016
Greater than 10 years	772	796
	$76,350	$77,166

At July 31, 2010 and January 30, 2010, $20,718 and $26,634 of available-for-sale securities and $45,970 and $40,179 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of July 31, 2010, the reported investment amount is net of $1,058 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,058 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $667 in stockholders’ equity as of July 31, 2010. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of July 31, 2010, the Company had $22,475 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $20,692 and $26, respectively. As of January 30, 2010, the Company had $24,775 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $22,792 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the second quarter of fiscal 2010, the Company was able to successfully liquidate $1,325 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of July 31, 2010, all of the Company’s investments in ARS and preferred securities were classified as long-term investments. As of January 30, 2010, $1,350 of the Company’s investments in ARS and preferred securities was classified in short-term investments and $21,468 was classified in long-term investments.

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

●
Level 1 – Quoted market prices in active markets for identical assets or liabilities. Short-term and long-term investments with active markets or known redemption values are reported at fair value utilizing Level 1 inputs.

●
Level 2 – Observable market-based inputs (either directly or indirectly) such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or inputs that are corroborated by market data.

●
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

As of July 31, 2010 and January 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

●	Pricing was provided by the custodian of ARS;
●	Pricing was provided by a third-party broker for ARS;
●	Sales of similar securities;
●	Quoted prices for similar securities in active markets;
●	Quoted prices for publicly traded preferred securities;
●
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;

●	Pricing was provided by a third-party valuation consultant (using Level 3 inputs).

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 31, 2010 and January 30, 2010.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820 were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
July 31, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-Sale Securities
Auction-rate securities	$-	$12,106	$8,586	$20,692
Preferred stock	26	-	-	26
Trading Securities (including mutual funds)	7,110	-	-	7,110
Totals	$7,136	$12,106	$8,586	$27,828

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-Sale Securities
Auction-rate securities	$1,261	$12,894	$8,637	$22,792
Municipal bonds	8,116	-	-	8,116
Preferred stock	26	-	-	26
Trading Securities (including mutual funds)	5,957	-	-	5,957
Totals	$15,360	$12,894	$8,637	$36,891

ARS, municipal bonds, and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $714 of the Company’s recorded temporary impairment and $725 of the OTTI as of July 31, 2010. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis as defined in FASB ASC 820 are as follows:

	Twenty-six Weeks Ended July 31, 2010
	Level 1	Level 2	Level 3
Balance, beginning of year	$15,360	$12,894	$8,637
Total gains or losses (realized and unrealized):
Included in net income	251	-	-
Included in other comprehensive income	27	99	-
Purchases, sales, issuances, and settlements (net)	(8,502)	(887)	(51)
Transfers in and/or out	-	-	-
Balance, end of quarter	$7,136	$12,106	$8,586

	Twenty-six Weeks Ended August 1, 2009
	Level 1	Level 2	Level 3
Balance, beginning of year	$6,240	$21,468	$7,260
Total gains or losses (realized and unrealized):
Included in net income	-	-	-
Included in other comprehensive income	18	(113)	-
Purchases, sales, issuances, and settlements (net)	682	(3,479)	(25)
Transfers in and/or out	1,645	(1,645)	-
Balance, end of quarter	$8,585	$16,231	$7,235

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009

Net income	$20,747	$24,994
Changes in net unrealized losses on investments,
net of taxes of $(54) and $45	92	(77)
Comprehensive Income	$20,839	$24,917

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009

Net income	$50,857	$51,856
Changes in net unrealized losses on investments,
net of taxes of $(74) and $56	126	(95)
Comprehensive Income	$50,983	$51,761

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 31, 2010 and August 1, 2009 of $2,378 and $(1,010), respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 31, 2010 and August 1, 2009 of $36,081 and $37,282, respectively.

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

As of July 31, 2010, 641,748 shares were available for grant under the various stock option plans, of which 452,111 were available for grant to executive officers. Also as of July 31, 2010, 399,513 shares were available for grant under the Company’s 2005 Restricted Stock Plan (all of which were available for grant to executive officers) and 65,624 shares were available for grant under the Company’s 2008 Director Restricted Stock Plan. The total number of shares authorized for issuance under the Company’s 2005 Restricted Plan was increased from 1,200,000 to 1,700,000 and the term of the plan was extended for two additional years (covering fiscal years 2010 and 2011) upon shareholder approval at the Company’s Annual Meeting held on June 4, 2010.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation expense was recognized during fiscal 2010 and fiscal 2009 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to FASB ASC 718 adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Stock-based compensation expense, before tax:
Stock options	$16	$69
Non-vested shares of common stock	668	1,188
Total stock-based compensation expense, before tax	$684	$1,257
Total stock-based compensation expense, after tax	$431	$792

	Twenty-six Weeks Ended
	July 31, 2010	August 1, 2009
Stock-based compensation expense, before tax:
Stock options	$32	$109
Non-vested shares of common stock	2,168	2,413
Total stock-based compensation expense, before tax	$2,200	$2,522
Total stock-based compensation expense, after tax	$1,386	$1,589

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the twenty-six week periods ended July 31, 2010 and August 1, 2009, the excess tax benefit realized from exercised stock options was $1,799 and $1,812, respectively.

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

A summary of the Company’s stock-based compensation activity related to stock options for the twenty-six week period ended July 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	1,352,111	$5.02
Granted	-	-
Expired/forfeited	-	-
Exercised	(166,323)	5.06
Outstanding - end of quarter	1,185,788	$5.01	2.88	years	$26,723
Exercisable - end of quarter	1,179,017	$4.90	2.85	years	$26,701

The total intrinsic value of options exercised during the twenty-six week periods ended July 31, 2010 and August 1, 2009 was $5,117 and $5,026, respectively. As of July 31, 2010, there was $32 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 0.5 years.

Non-vested shares of common stock granted during the twenty-six week periods ended July 31, 2010 and August 1, 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 31, 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	405,345	$23.29
Granted	243,900	28.53
Forfeited	(665)	25.29
Vested	(51,516)	21.75
Non-Vested - end of quarter	597,064	$25.56

As of July 31, 2010, there was $5,344 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during the twenty-six week periods ended July 31, 2010 and August 1, 2009 was $1,871 and $1,393, respectively.

9.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 5 to these financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 had no effect on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	July 31, 2010	Aug.1, 2009	(Decrease)	July 31, 2010	Aug.1, 2009	(Decrease)

Net sales	100.0%	100.0%	-2.2%	100.0%	100.0%	2.8%
Cost of sales (including buying,
distribution, and occupancy costs)	60.0%	57.3%	2.4%	58.1%	57.0%	4.9%
Gross profit	40.0%	42.7%	-8.4%	41.9%	43.0%	-0.1%
Selling expenses	19.4%	19.4%	-2.3%	19.0%	19.1%	1.8%
General and administrative expenses	3.3%	3.5%	-6.4%	3.4%	3.6%	-2.8%
Income from operations	17.3%	19.8%	-14.7%	19.5%	20.3%	-1.4%
Other income, net	0.3%	0.8%	-63.4%	0.6%	0.7%	-2.4%
Income before income taxes	17.6%	20.6%	-16.6%	20.1%	21.0%	-1.5%
Provision for income taxes	6.6%	7.6%	-15.9%	7.5%	7.8%	-0.7%
Net income	11.0%	13.0%	-17.0%	12.6%	13.2%	-1.9%

Net sales decreased from $192.9 million in the second quarter of fiscal 2009 to $188.6 million in the second quarter of fiscal 2010, a 2.2% decrease. Comparable store sales decreased by $13.2 million, or 7.3%, for the thirteen week period ended July 31, 2010 compared to the same period in the prior year. The comparable store sales decrease was primarily due to a 12.0% decrease in the number of transactions at comparable stores during the period, partially offset by  a 1.8% increase in the average retail price per piece of merchandise sold during the period and a 3.6% increase in the average number of units sold per transaction. The decline in comparable store sales for the thirteen week period was partially offset by increased sales attributable to the inclusion of a full quarter of operating results for the 14 new stores opened after the first quarter of fiscal 2009, to the opening of 18 new stores during the first two quarters of fiscal 2010, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 15.7% to $11.7 million.

The Company’s average retail price per piece of merchandise sold increased $0.71, or 1.8%, during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. This $0.71 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($0.64), a 7.2% increase in average accessory price points ($0.25), a 4.4% increase in average woven shirt price points ($0.11), a 2.5% increase in average active apparel price points ($0.10), and a 4.5% increase in average footwear price points ($0.09). These increases were partially offset by a 3.9% reduction in average knit shirt price points (-$0.48). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $392.6 million for the first two quarters of fiscal 2009 to $403.4 million for the first two quarters of fiscal 2010, a 2.8% increase. Comparable store sales decreased by $7.3 million, or 2.0%, for the twenty-six week period ended July 31, 2010 compared to the same period in the prior year. The comparable store sales decrease was primarily due to an 8.5% decrease in the number of transactions at comparable stores during the period, partially offset by a 3.2% increase in the average retail price per piece of merchandise sold during the period and a 3.7% increase in the average number of units sold per transaction. The decline in comparable store sales for the year-to-date period was offset by increased sales attributable to the inclusion of a full two quarters of operating results for the 20 new stores opened during fiscal 2009, to the opening of 18 new stores during the first two quarters of fiscal 2010, and to growth in online sales. Online sales for the year-to-date period increased 20.1% to $26.2 million. Average sales per square foot decreased 3.3% from $188.68 for the twenty-six week period ended August 1, 2009 to $182.37 for the twenty-six week period ended July 31, 2010. Total square footage as of July 31, 2010 was 2.088 million.

The Company’s average retail price per piece of merchandise sold increased $1.31, or 3.2%, during the first two quarters of fiscal 2010 compared to the first two quarters of fiscal 2009. This $1.31 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.8% increase in average denim price points ($0.65), a 7.6% increase in average accessory price points ($0.23), a 7.1% increase in average footwear price points ($0.14), a 2.6% increase in average active apparel price points ($0.10), and a shift in the merchandise mix ($0.62). These increases were partially offset by a 3.6% decrease in average knit shirt price points (-$0.43). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $82.3 million in the second quarter of fiscal 2009 to $75.4 million in the second quarter of fiscal 2010, an 8.4% decrease. As a percentage of net sales, gross profit decreased from 42.7% in the second quarter of fiscal 2009 to 40.0% in the second quarter of fiscal 2010. The decrease was attributable to both a reduction in actual merchandise margins (0.45%, as a percentage of net sales) and an increase in buying, distribution and occupancy costs (2.35%, as a percentage of net sales), which were partially offset by a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Year-to-date, gross profit decreased from $169.0 million for the twenty-six week period ended August 1, 2009  to $168.8 million for the twenty-six week period ended July 31, 2010, a 0.1% decrease. As a percentage of net sales, gross profit decreased from 43.0% for the first half of fiscal 2009 to 41.9% for the first half of fiscal 2010. The decrease was attributable to an increase in buying, distribution, and occupancy costs (1.30%, as a percentage of net sales), which was partially offset by an improvement in actual merchandise margins (0.10%, as a percentage of net sales) and a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

The reduction in merchandise margins for the second quarter was attributable to a slight increase in the sale of markdown merchandise and to an increase in redemptions through the Primo Card loyalty program. The increase in buying, distribution, and occupancy costs during the both the second quarter and the year-to-date period was primarily the result of increases in rent and common area maintenance costs related to new and remodeled stores, additional depreciation expense related to new fixture rollouts, and deleverage resulting from comparable store sales declines.

Selling expenses decreased from $37.5 million for the second quarter of fiscal 2009 to $36.6 million for the second quarter of fiscal 2010, a 2.3% decrease. As a percentage of net sales, selling expenses were 19.4% for both the second quarter of fiscal 2010 and the second quarter of fiscal 2009. A 1.00% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual was offset by increases in expense related to store payroll (0.40%, as a percentage of net sales), health insurance claims (0.25%, as a percentage of net sales), internet related fulfillment and marketing expenses (0.20%, as a percentage of net sales), and certain other selling expenses (0.15%, as a percentage of net sales).

Year-to-date, selling expenses increased from $75.1 million in the first half of fiscal 2009 to $76.5 million in the first half of fiscal 2010, a 1.8% increase. As a percentage of net sales, selling expenses decreased from 19.1% in fiscal 2009 to 19.0% in fiscal 2010. A 1.00% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual was partially offset by increases in expense related to store supplies (0.30%, as a percentage of net sales), health insurance claims (0.25%, as a percentage of net sales), internet related fulfillment and marketing expenses (0.20%, as a percentage of net sales), and certain other selling expenses (0.15%, as a percentage of net sales).

General and administrative expenses decreased from $6.6 million in the second quarter of fiscal 2009 to $6.2 million in the second quarter of fiscal 2010, a 6.4% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.5% in the second quarter of fiscal 2009 to 3.3% in the second quarter of fiscal 2010. The reduction was primarily attributable to a 0.30% reduction, as a percentage of net sales, in equity compensation expense and a 0.25% reduction in expense related to the incentive bonus accrual. These reductions were partially offset by increases in certain other general and administrative expenses (0.35%, as a percentage of net sales).

Year-to-date, general and administrative expense decreased from $14.0 million for the first half of fiscal 2009 to $13.6 million for the first half of fiscal 2010, a 2.8% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.6% in fiscal 2009 to 3.4% in fiscal 2010. A 0.30% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual was partially offset by increases in certain other general and administrative expenses (0.10%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations decreased 14.7% to $32.5 million for the second quarter of fiscal 2010 compared to $38.1 million for the second quarter of fiscal 2009. Income from operations was 17.3% of net sales for the second quarter of fiscal 2010 compared to 19.8% for the second quarter of fiscal 2009. Income from operations, for the twenty-six week period ended July 31, 2010, decreased 1.4% to $78.7 million compared to $79.9 million for the twenty-six week period ended August 1, 2009. Income from operations was 19.5% of net sales for the first half of fiscal 2010 compared to 20.3% for the first half of fiscal 2009.

Other income decreased from $1.5 million for the second quarter of fiscal 2009 to $0.6 million for the second quarter of fiscal 2010. Other income for the year-to-date period decreased from $2.5 million for the twenty-six week period ended August 1, 2009 to $2.4 million for the twenty-six week period ended July 31, 2010. The decrease in other income for both the thirteen and twenty-six week periods is primarily due to a reduction in income earned on the Company’s cash and investments as a result of lower interest rates. Additionally, during the first quarter of fiscal 2010, the Company received a $1.1 million sales tax refund through state economic incentive programs which has been included in other income.

Income tax expense as a percentage of pre-tax income was 37.3% in the second quarter of fiscal 2010 and 37.0% in the second quarter of fiscal 2009, bringing net income to $20.7 million in the second quarter of fiscal 2010 compared to $25.0 million in the second quarter of fiscal 2009, a decrease of 17.0%. Income tax expense was also 37.3% of pre-tax income in the first half of fiscal 2010 and 37.0% in the first half of fiscal 2009, bringing year-to-date net income to $50.9 million for fiscal 2010 compared to $51.9 million for fiscal 2009, a decrease of 1.9%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2010, the Company had working capital of $188.5 million, including $93.1 million of cash and cash equivalents and short-term investments of $30.4 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first half of fiscal 2010 and fiscal 2009, the Company’s cash flow from operating activities was $20.6 million and $31.1 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first half of fiscal 2010 and 2009, the Company invested $22.5 million and $17.7 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $15.0 million and $8.3 million in the first half of fiscal 2010 and 2009, respectively, in capital expenditures for the corporate headquarters and distribution facility. The capital spending for the corporate headquarters and distribution facility during fiscal 2009 includes $5.5 million in capital spending related to the expansion of the Company’s online fulfillment infrastructure within its current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of the previous infrastructure. Capital spending for the corporate headquarters and distribution facility during fiscal 2010 includes payments made as work progressed on the Company’s new distribution center currently under construction in Kearney, Nebraska. The Company anticipates moving into the new facility during the last week of September 2010.

During the remainder of fiscal 2010, the Company anticipates completing approximately 13 additional store construction projects, including approximately 3 new stores and approximately 10 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2010 will be approximately $58 to $62 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of July 31, 2010, had total cash and investments of $197.3 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2010 or 2009.

Auction-Rate Securities - As of July 31, 2010, total cash and investments included $20.7 million of auction-rate securities (“ARS”) and preferred securities, which compares to $22.8 million of ARS and preferred securities as of January 30, 2010. All of the $20.7 million of ARS and preferred securities as of July 31, 2010 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of July 31, 2010, the reported investment amount is net of a $1.1 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.1 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of July 31, 2010. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with FASB ASC 605, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $9.3 million and $13.5 million as of July 31, 2010 and January 30, 2010, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.7 million and $0.6 million at July 31, 2010 and January 30, 2010, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.0 million and $5.8 million as of July 31, 2010 and January 30, 2010, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expense on a straight-line basis over the terms of the leases on the statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 31, 2010.

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

The following tables identify the material obligations and commitments as of July 31, 2010:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$5,651	$5,391	$260	$-	$-
Deferred compensation	7,110	-	-	-	7,110
Operating leases	333,926	49,867	88,831	72,978	122,250
Total contractual obligations	$346,687	$55,258	$89,091	$72,978	$129,360

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first half of fiscal 2010 or the first half of fiscal 2009. The Company had outstanding letters of credit totaling $2.2 million and $0.6 million at July 31, 2010 and January 30, 2010, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2009, 2008, and 2007, the holiday and back-to-school seasons accounted for approximately 35%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 5 to these financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 had no effect on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of July 31, 2010, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At July 31, 2010, the Company held $24.5 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.1 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of July 31, 2010. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.          Legal Proceedings:                                                                                                                        None

Item 1A.       Risk Factors:

The effect of economic pressures and other business factors – During the twenty-six weeks ended July 31, 2010, economic conditions continued to cause uncertainty in the market, which resulted in a lack of consumer confidence and a reduction of consumer spending. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 31, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 2, 2010 to May 29, 2010	-	-	-	799,300
May 30, 2010 to July 3, 2010	-	-	-	799,300
July 4, 2010 to July 31, 2010	-	-	-	799,300
	-	-	-

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

(b)
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements, tagged as blocks of text.

 THE BUCKLE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Dated: September 9, 2010	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: September 9, 2010	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)