Form 10-Q
period 2010-10-30
BUCKLE INC
filed 2010-12-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

The number of shares outstanding of the Registrant's Common Stock, as of December 3, 2010, was 46,739,247.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	October 30,	January 30,
ASSETS	2010	2010

CURRENT ASSETS:
Cash and cash equivalents	$139,180	$135,340
Short-term investments	25,302	22,687
Receivables	4,609	6,911
Inventory	111,235	88,187
Prepaid expenses and other assets	14,202	11,684
Total current assets	294,528	264,809

PROPERTY AND EQUIPMENT	341,512	305,974
Less accumulated depreciation and amortization	(170,177)	(159,392)
	171,335	146,582

LONG-TERM INVESTMENTS	71,212	72,770
OTHER ASSETS	6,503	4,742

	$543,578	$488,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,891	$24,364
Accrued employee compensation	26,082	41,463
Accrued store operating expenses	10,326	8,866
Gift certificates redeemable	9,160	13,507
Income taxes payable	4,997	3,830
Total current liabilities	86,456	92,030

DEFERRED COMPENSATION	7,439	5,957
DEFERRED RENT LIABILITY	37,533	36,657
Total liabilities	131,428	134,644

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 46,601,528 and 46,381,263
shares issued and outstanding at October 30, 2010 and January 30, 2010, respectively	466	464
Additional paid-in capital	79,387	78,837
Retained earnings	332,964	275,751
Accumulated other comprehensive loss	(667)	(793)
Total stockholders’ equity	412,150	354,259

	$543,578	$488,903

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

SALES, Net of returns and allowances	$243,346	$231,238	$646,782	$623,841

COST OF SALES (Including buying,
distribution, and occupancy costs)	137,404	129,121	372,001	352,743

Gross profit	105,942	102,117	274,781	271,098

OPERATING EXPENSES:
Selling	44,063	43,017	120,550	118,121
General and administrative	7,530	7,427	21,169	21,452
	51,593	50,444	141,719	139,573

INCOME FROM OPERATIONS	54,349	51,673	133,062	131,525

OTHER INCOME, Net	470	1,192	2,869	3,651

INCOME BEFORE INCOME TAXES	54,819	52,865	135,931	135,176

PROVISION FOR INCOME TAXES	20,448	19,560	50,703	50,015

NET INCOME	$34,371	$33,305	$85,228	$85,161

EARNINGS PER SHARE:
Basic	$0.75	$0.73	$1.85	$1.87

Diluted	$0.73	$0.71	$1.81	$1.83

Basic weighted average shares	46,068	45,709	46,095	45,626
Diluted weighted average shares	46,916	46,719	46,989	46,621

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2010
BALANCE, January 31, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

Net income	-	-	-	85,228	-	85,228
Dividends paid on common stock,
($0.60 per share)	-	-	-	(28,015)	-	(28,015)
Common stock issued on exercise
of stock options	224,080	2	974	-	-	976
Issuance of non-vested stock, net of forfeitures	242,985	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	3,207	-	-	3,207
Stock option compensation expense	-	-	48	-	-	48
Common stock purchased and retired	(246,800)	(2)	(5,992)	-	-	(5,994)
Income tax benefit related to exercise of
stock options	-	-	2,315	-	-	2,315
Unrealized loss on investments, net of tax	-	-	-	-	126	126

BALANCE, October 30, 2010	46,601,528	$466	$79,387	$332,964	$(667)	$412,150

FISCAL 2009
BALANCE, February 1, 2009	45,906,265	$459	$68,894	$268,789	$(920)	$337,222

Net income	-	-	-	85,161	-	85,161
Dividends paid on common stock,
($2.40 per share)	-	-	-	(111,065)	-	(111,065)
Common stock issued on exercise
of stock options	191,527	2	1,472	-	-	1,474
Issuance of non-vested stock, net of forfeitures	196,788	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	3,592	-	-	3,592
Stock option compensation expense	-	-	142	-	-	142
Income tax benefit related to exercise
of stock options	-	-	1,871	-	-	1,871
Unrealized loss on investments, net of tax	-	-	-	-	(171)	(171)

BALANCE, October 31, 2009	46,294,580	$463	$75,969	$242,885	$(1,091)	$318,226

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,228	$85,161
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	20,967	17,811
Amortization of non-vested stock grants, net of forfeitures	3,207	3,592
Stock option compensation expense	48	142
Realized gain on securities	-	(1,379)
Deferred income taxes	(1,205)	(1,385)
Other	360	(90)
Changes in operating assets and liabilities:
Receivables	1,092	(1,259)
Inventory	(23,048)	(34,250)
Prepaid expenses and other assets	(1,929)	(2,516)
Accounts payable	12,811	12,421
Accrued employee compensation	(15,381)	(10,318)
Accrued store operating expenses	1,460	2,056
Gift certificates redeemable	(4,347)	(3,065)
Income taxes payable	2,474	386
Long-term liabilities and deferred compensation	2,358	2,949

Net cash flows from operating activities	84,095	70,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(47,378)	(34,630)
Proceeds from sale of property and equipment	14	308
Change in other assets	(1,271)	28
Purchases of investments	(33,976)	(43,212)
Proceeds from sales/maturities of investments	33,118	26,510

Net cash flows from investing activities	(49,493)	(50,996)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	976	1,474
Excess tax benefit from stock option exercises	2,271	1,863
Purchases of common stock	(5,994)	-
Payment of dividends	(28,015)	(111,065)

Net cash flows from financing activities	(30,762)	(107,728)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,840	(88,468)

CASH AND CASH EQUIVALENTS, Beginning of period	135,340	162,463

CASH AND CASH EQUIVALENTS, End of period	$139,180	$73,995

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2010 AND OCTOBER 31, 2009
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 421 stores located in 41 states throughout the continental United States as of October 30, 2010 and 404 stores in 41 states as of October 31, 2009. During the third quarter of fiscal 2010, the Company opened two new stores and substantially remodeled seven stores. During the third quarter of fiscal 2009, the Company opened four new stores, substantially remodeled four stores, and closed one store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Merchandise Group	Oct. 30, 2010	Oct. 31, 2009	Oct. 30, 2010	Oct. 31, 2009

Denims	48.6%	46.2%	44.4%	41.4%
Tops (including sweaters)	32.9	35.2	33.9	36.8
Accessories	8.2	7.1	7.8	7.5
Sportswear/Fashions	1.4	1.5	6.5	6.7
Footwear	5.0	5.2	5.1	5.0
Outerwear	3.3	4.3	1.7	2.0
Casual bottoms	0.5	0.4	0.5	0.5
Other	0.1	0.1	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 30, 2010			October 31, 2009
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$34,371	46,068	$0.75	$33,305	45,709	$0.73

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	848	(0.02)	-	1,010	(0.02)

Diluted EPS	$34,371	46,916	$0.73	$33,305	46,719	$0.71

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	October 30, 2010			October 31, 2009
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$85,228	46,095	$1.85	$85,161	45,626	$1.87

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	894	(0.04)	-	995	(0.04)

Diluted EPS	$85,228	46,989	$1.81	$85,161	46,621	$1.83

4.	Investments

The following is a summary of investments as of October 30, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$21,775	$-	$(1,060)	$(725)	$19,990
Preferred stock	2,000	-	-	(1,974)	26
	$23,775	$-	$(1,060)	$(2,699)	$20,016

Held-to-Maturity Securities:
State and municipal bonds	$53,280	$614	$(16)	$-	$53,878
Fixed maturities	7,581	105	-	-	7,686
Certificates of deposit	700	22	-	-	722
U.S. treasuries	7,498	1	(1)	-	7,498
	$69,059	$742	$(17)	$-	$69,784

Trading Securities:
Mutual funds	$7,347	$92	$-	$-	$7,439

The following is a summary of investments as of January 30, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$24,775	$-	$(1,258)	$(725)	$22,792
Municipal bonds	8,116	14	(14)	-	8,116
Preferred stock	2,000	-	-	(1,974)	26
	$34,891	$14	$(1,272)	$(2,699)	$30,934

Held-to-Maturity Securities:
State and municipal bonds	$47,036	$535	$(10)	$-	$47,561
Fixed maturities	8,890	92	-	-	8,982
Certificates of deposit	1,640	27	-	-	1,667
U.S. treasuries	1,000	1	-	-	1,001
	$58,566	$655	$(10)	$-	$59,211

Trading Securities:
Mutual funds	$6,200	$-	$(243)	$-	$5,957

The auction-rate securities and preferred stock were invested as follows as of October 30, 2010:

Nature	Underlying Collateral	Par Value
Municipal revenue bonds	98% insured by AAA/AA/A-rated bond insurers at October 30, 2010	$10,425
Municipal bond funds	Fixed income instruments within issuers' money market funds	8,400
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$23,775

As of October 30, 2010, the Company’s auction-rate securities portfolio was 60% AAA/Aaa-rated, 24% AA/Aa-rated, 8% A-rated, and 8% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of October 30, 2010 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities:
Less than 1 year	$25,302	$25,363
1 - 5 years	42,106	42,609
5 - 10 years	883	1,020
Greater than 10 years	768	792
	$69,059	$69,784

At October 30, 2010 and January 30, 2010, $20,016 and $26,634 of available-for-sale securities and $43,757 and $40,179 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of October 30, 2010, the reported investment amount is net of $1,060 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,060 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $667 in stockholders’ equity as of October 30, 2010. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of October 30, 2010, the Company had $21,775 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $19,990 and $26, respectively. As of January 30, 2010, the Company had $24,775 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $22,792 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the third quarter of fiscal 2010, the Company was able to successfully liquidate $700 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of October 30, 2010, all of the Company’s investments in ARS and preferred securities were classified as long-term investments. As of January 30, 2010, $1,350 of the Company’s investments in ARS and preferred securities was classified in short-term investments and $21,468 was classified in long-term investments.

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

As of October 30, 2010 and January 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of October 30, 2010 and January 30, 2010.

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of FASB ASC 820 were as follows:

	Fair Value Measurements at Reporting Date Using
October 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities:
Auction-rate securities	$-	$11,404	$8,586	$19,990
Preferred stock	26	-	-	26
Trading Securities (including mutual funds)	7,439	-	-	7,439
Totals	$7,465	$11,404	$8,586	$27,455

	Fair Value Measurements at Reporting Date Using
January 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Available-for-Sale Securities:
Auction-rate securities	$1,261	$12,894	$8,637	$22,792
Municipal bonds	8,116	-	-	8,116
Preferred stock	26	-	-	26
Trading Securities (including mutual funds)	5,957	-	-	5,957
Totals	$15,360	$12,894	$8,637	$36,891

ARS, municipal bonds, and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $714 of the Company’s recorded temporary impairment and $725 of the OTTI as of October 30, 2010. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis as defined in FASB ASC 820 are as follows:

	Thirty-nine Weeks Ended October 30, 2010
	Level 1	Level 2	Level 3
Balance, beginning of year	$15,360	$12,894	$8,637
Total gains or losses (realized and unrealized):
Included in net income	371	-	-
Included in other comprehensive income	27	99	-
Purchases, sales, issuances, and settlements (net)	(8,293)	(1,589)	(51)
Transfers in and/or out	-	-	-
Balance, end of quarter	$7,465	$11,404	$8,586

	Thirty-nine Weeks Ended October 31, 2009
	Level 1	Level 2	Level 3
Balance, beginning of year	$6,240	$21,468	$7,260
Total gains or losses (realized and unrealized):
Included in net income	474	-	-
Included in other comprehensive income	20	(191)	-
Purchases, sales, issuances, and settlements (net)	5,654	(5,122)	(25)
Transfers in and/or out	1,300	(1,300)	-
Balance, end of quarter	$13,688	$14,855	$7,235

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009

Net income	$34,371	$33,305
Changes in net unrealized losses on investments,
net of taxes of $0 and $44	-	(76)
Comprehensive Income	$34,371	$33,229

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009

Net income	$85,228	$85,161
Changes in net unrealized losses on investments,
net of taxes of $(74) and $100	126	(171)
Comprehensive Income	$85,354	$84,990

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 of $1,284 and $(1,704), respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 of $47,163 and $49,153, respectively.

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

As of October 30, 2010, 641,748 shares were available for grant under the various stock option plans, of which 452,111 were available for grant to executive officers. Also as of October 30, 2010, 399,763 shares were available for grant under the Company’s 2005 Restricted Stock Plan (all of which were available for grant to executive officers) and 65,624 shares were available for grant under the Company’s 2008 Director Restricted Stock Plan.

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

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Stock-based compensation expense, before tax:
Stock options	$16	$33
Non-vested shares of common stock	1,039	1,179
Total stock-based compensation expense, before tax	$1,055	$1,212
Total stock-based compensation expense, after tax	$665	$764

	Thirty-nine Weeks Ended
	October 30, 2010	October 31, 2009
Stock-based compensation expense, before tax:
Stock options	$48	$142
Non-vested shares of common stock	3,207	3,592
Total stock-based compensation expense, before tax	$3,255	$3,734
Total stock-based compensation expense, after tax	$2,051	$2,352

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the thirty-nine week periods ended October 30, 2010 and October 31, 2009, the excess tax benefit realized from exercised stock options was $2,271 and $1,863, respectively.

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

A summary of the Company’s stock-based compensation activity related to stock options for the thirty-nine week period ended October 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding - beginning of year	1,352,111	$5.02
Granted	-	-
Expired/forfeited	-	-
Exercised	(224,080)	4.36
Outstanding - end of quarter	1,128,031	$5.15	2.65	years	$27,005
Exercisable - end of quarter	1,121,260	$5.03	2.62	years	$26,972

The total intrinsic value of options exercised during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 was $6,400 and $5,286, respectively. As of October 30, 2010, there was $16 of unrecognized compensation expense related to non-vested stock options. It is expected that this expense will be recognized over a weighted average period of approximately 0.25 years.

Non-vested shares of common stock granted during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended October 30, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	405,345	$23.29
Granted	243,900	28.53
Forfeited	(915)	24.83
Vested	(51,516)	21.75
Non-Vested - end of quarter	596,814	$25.56

As of October 30, 2010, there was $4,301 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.8 years. The total fair value of shares vested during the thirty-nine week periods ended October 30, 2010 and October 31, 2009 was $1,871 and $1,393, respectively.

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

10.	Subsequent Events

On November 18, 2010, subsequent to the end of the quarter, the Company issued a press release announcing that at a meeting of the Board of Directors, held on November 17, 2010, the Board authorized a $2.50 per share special one-time cash dividend to be paid to shareholders of record at the close of business on December 3, 2010, with a payment date of December 21, 2010.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Thirty-nine Weeks Ended		Increase/
	Oct. 30, 2010	Oct. 31, 2009	(Decrease)	Oct. 30, 2010	Oct. 31, 2009	(Decrease)

Net sales	100.0%	100.0%	5.2%	100.0%	100.0%	3.7%
Cost of sales (including buying,
distribution, and occupancy costs)	56.5%	55.8%	6.4%	57.5%	56.6%	5.5%
Gross profit	43.5%	44.2%	3.7%	42.5%	43.4%	1.4%
Selling expenses	18.1%	18.6%	2.4%	18.6%	18.9%	2.1%
General and administrative expenses	3.1%	3.2%	1.4%	3.3%	3.4%	-1.3%
Income from operations	22.3%	22.4%	5.2%	20.6%	21.1%	1.2%
Other income, net	0.2%	0.5%	-60.6%	0.4%	0.6%	-21.4%
Income before income taxes	22.5%	22.9%	3.7%	21.0%	21.7%	0.6%
Provision for income taxes	8.4%	8.5%	4.5%	7.8%	8.0%	1.4%
Net income	14.1%	14.4%	3.2%	13.2%	13.7%	0.1%

Net sales increased from $231.2 million in the third quarter of fiscal 2009 to $243.3 million in the third quarter of fiscal 2010, a 5.2% increase. Comparable store sales increased by $1.1 million, or 0.5%, for the thirteen week period ended October 30, 2010 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 2.3% increase in the average retail price per piece of merchandise sold during the period and a 1.4% increase in the average number of units sold per transaction, partially offset by a 3.2% decrease in the number of transactions at comparable stores during the period. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 5 new stores opened after the first half of fiscal 2009, to the opening of 20 new stores during the first three quarters of fiscal 2010, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 20.8% to $15.1 million.

The Company’s average retail price per piece of merchandise sold increased $1.10, or 2.3%, during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This $1.10 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($1.20), a 12.8% increase in average accessory price points ($0.45), and increased price points in certain other categories ($0.09). These increases were partially offset by a 3.6% reduction in average knit shirt price points (-$0.42) and a 0.9% reduction in average denim price points (-$0.22). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $623.8 million for the first three quarters of fiscal 2009 to $646.8 million for the first three quarters of fiscal 2010, a 3.7% increase. Comparable store sales decreased by $6.0 million, or 1.0%, for the thirty-nine week period ended October 30, 2010 compared to the same period in the prior year. The comparable store sales decrease was primarily due to a 6.6% decrease in the number of transactions at comparable stores during the period, partially offset by a 3.0% increase in the average retail price per piece of merchandise sold during the period and a 3.2% increase in the average number of units sold per transaction. The decline in comparable store sales for the year-to-date period was offset by increased sales attributable to the inclusion of a full three quarters of operating results for the 20 new stores opened during fiscal 2009, to the opening of 20 new stores during the first three quarters of fiscal 2010, and to growth in online sales. Online sales for the year-to-date period increased 20.4% to $41.2 million. Average sales per square foot decreased 2.3% from $299.27 for the thirty-nine week period ended October 31, 2009 to $292.39 for the thirty-nine week period ended October 30, 2010. Total square footage as of October 30, 2010 was 2.101 million.

The Company’s average retail price per piece of merchandise sold increased $1.28, or 3.0%, during the first three quarters of fiscal 2010 compared to the first three quarters of fiscal 2009. This $1.28 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($0.88), a 1.8% increase in average denim price points ($0.36), a 9.6% increase in average accessory price points ($0.31), and increased price points in certain other categories ($0.15). These increases were partially offset by a 3.5% decrease in average knit shirt price points (-$0.42). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $102.1 million in the third quarter of fiscal 2009 to $105.9 million in the third quarter of fiscal 2010, a 3.7% increase. As a percentage of net sales, gross profit decreased from 44.2% in the third quarter of fiscal 2009 to 43.5% in the third quarter of fiscal 2010. The decrease was attributable to an increase in buying, distribution, and occupancy costs (1.1%, as a percentage of net sales), which was partially offset by an improvement in merchandise margins (0.40%, as a percentage of net sales).

Year-to-date, gross profit increased from $271.1 million for the thirty-nine week period ended October 31, 2009  to $274.8 million for the thirty-nine week period ended October 30, 2010, a 1.4% increase. As a percentage of net sales, gross profit decreased from 43.4% for the first three quarters of fiscal 2009 to 42.5% for the first three quarters of fiscal 2010. The decrease was attributable to an increase in buying, distribution, and occupancy costs (1.20%, as a percentage of net sales), which was partially offset by an improvement in merchandise margins (0.20%, as a percentage of net sales) and a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

The improvement in merchandise margins for both the third quarter and the year-to-date period was primarily attributable to reduced markdowns, as a result of strong sell-through on new product, and an increase in sales of private label merchandise, partially offset by an increase in redemptions through the Primo Card loyalty program. The increase in buying, distribution, and occupancy costs during the both the third quarter and the year-to-date period was primarily the result of increases in rent and common area maintenance costs related to new and remodeled stores and additional depreciation expense related to new fixture rollouts. To a lesser extent, it was also attributable to additional depreciation expense related to the Company’s new distribution center that went live during the third quarter.

Selling expenses increased from $43.0 million for the third quarter of fiscal 2009 to $44.1 million for the third quarter of fiscal 2010, a 2.4% increase. As a percentage of net sales, selling expenses decreased from 18.6% in the third quarter of fiscal 2009 to 18.1% in the third quarter of fiscal 2010.  The reduction was attributable to a decrease in expense related to the incentive bonus accrual.

Year-to-date, selling expenses increased from $118.1 million in the first three quarters of fiscal 2009 to $120.6 million in the first three quarters of fiscal 2010, a 2.1% increase. As a percentage of net sales, selling expenses decreased from 18.9% in fiscal 2009 to 18.6% in fiscal 2010. An 0.80% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual was partially offset by increases in expense related to internet related fulfillment and marketing expenses (0.20%, as a percentage of net sales), health insurance claims (0.15%, as a percentage of net sales), and store supplies (0.15%, as a percentage of net sales).

General and administrative expenses increased from $7.4 million in the third quarter of fiscal 2009 to $7.5 million in the third quarter of fiscal 2010, a 1.4% increase. As a percentage of net sales, general and administrative expenses decreased from 3.2% in the third quarter of fiscal 2009 to 3.1% in the third quarter of fiscal 2010. The reduction was primarily attributable to a 0.10% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and a 0.10% reduction in equity compensation expense. These reductions were partially offset by increases in certain other general and administrative expenses (0.10%, as a percentage of net sales).

Year-to-date, general and administrative expense decreased from $21.5 million for the first three quarters of fiscal 2009 to $21.2 million for the first three quarters of fiscal 2010, a 1.3% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.4% in fiscal 2009 to 3.3% in fiscal 2010.  The reduction was primarily attributable to a 0.20% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual and a 0.10% reduction in equity compensation expense. These reductions were partially offset by increases in certain other general and administrative expenses (0.20%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 5.2% to $54.3 million for the third quarter of fiscal 2010 compared to $51.7 million for the third quarter of fiscal 2009. Income from operations was 22.3% of net sales for the third quarter of fiscal 2010 compared to 22.4% for the third quarter of fiscal 2009. Income from operations, for the thirty-nine week period ended October 30, 2010, increased 1.2% to $133.1 million compared to $131.5 million for the thirty-nine week period ended October 31, 2009. Income from operations was 20.6% of net sales for the first three quarters of fiscal 2010 compared to 21.1% for the first three quarters of fiscal 2009.

Other income decreased from $1.2 million for the third quarter of fiscal 2009 to $0.5 million for the third quarter of fiscal 2010. Other income for the year-to-date period decreased from $3.7 million for the thirty-nine week period ended October 31, 2009 to $2.9 million for the thirty-nine week period ended October 30, 2010. The decrease in other income for both the thirteen and thirty-nine week periods is primarily due to a reduction in income earned on the Company’s cash and investments as a result of lower interest rates. Additionally, during the first quarter of fiscal 2010, the Company received a $1.1 million sales tax refund through state economic incentive programs which has been included in other income.

Income tax expense as a percentage of pre-tax income was 37.3% in the third quarter of fiscal 2010 and 37.0% in the third quarter of fiscal 2009, bringing net income to $34.4 million in the third quarter of fiscal 2010 compared to $33.3 million in the third quarter of fiscal 2009, an increase of 3.2%. Income tax expense was also 37.3% of pre-tax income in the first three quarters of fiscal 2010 and 37.0% in the first three quarters of fiscal 2009, bringing year-to-date net income to $85.2 million for fiscal 2010 compared to $85.2 million for fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of October 30, 2010, the Company had working capital of $208.1 million, including $139.2 million of cash and cash equivalents and short-term investments of $25.3 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2010 and fiscal 2009, the Company’s cash flow from operating activities was $84.1 million and $70.3 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first three quarters of fiscal 2010 and 2009, the Company invested $30.2 million and $25.9 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $17.2 million and $8.7 million in the first three quarters of fiscal 2010 and 2009, respectively, in capital expenditures for the corporate headquarters and distribution facility. The capital spending for the corporate headquarters and distribution facility during fiscal 2009 includes $5.5 million in capital spending related to the expansion of the Company’s online fulfillment infrastructure within its current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of the previous infrastructure. Capital spending for the corporate headquarters and distribution facility during fiscal 2010 includes payments made as work progressed on the Company’s new $25.0 million distribution center.  The Company transitioned to the new distribution center in late September and the new facility is the only operating store distribution center.

During the remainder of fiscal 2010, the Company anticipates completing approximately four additional store construction projects, including one new store and approximately three stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2010 will be approximately $56 to $60 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of October 30, 2010, had total cash and investments of $235.7 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2010 or 2009.

Dividend payments – During the first three quarters of fiscal 2010, the Company paid total cash dividends of $28.0 million in the form of a $0.20 per share dividend during each of the three quarters. During the first three quarters of fiscal 2009, the Company paid total cash dividends of $111.1 million as follows:  $0.20 per share in each of the three quarters and a special one-time cash dividend of $1.80 per share in the third quarter. On November 18, 2010, subsequent to the end of the quarter, the Company announced that at a meeting of the Board of Directors, held on November 17, 2010, the Board authorized a $2.50 per share special one-time cash dividend to be paid to shareholders of record at the close of business on December 3, 2010, with a payment date of December 21, 2010

Stock repurchase plan – During the first three quarters of fiscal 2010, the Company also used cash for repurchasing and retiring shares of its common stock. During the period, the Company purchased 246,800 shares at a total cost of $6.0 million. The Company did not repurchase any shares of its common stock during the first three quarters of fiscal 2009. As of October 30, 2010, the Company had 552,500 shares remaining on its existing share repurchase authorization.

Auction-Rate Securities - As of October 30, 2010, total cash and investments included $20.0 million of auction-rate securities (“ARS”) and preferred securities, which compares to $22.8 million of ARS and preferred securities as of January 30, 2010. All of the $20.0 million of ARS and preferred securities as of October 30, 2010 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of October 30, 2010, the reported investment amount is net of a $1.1 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.1 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of October 30, 2010. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company accounts for layaway sales in accordance with FASB ASC 605, Revenue Recognition, recognizing revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $9.2 million and $13.5 million as of October 30, 2010 and January 30, 2010, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.7 million and $0.6 million at October 30, 2010 and January 30, 2010, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $6.5 million and $5.8 million as of October 30, 2010 and January 30, 2010, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of October 30, 2010.

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

The following tables identify the material obligations and commitments as of October 30, 2010:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$2,231	$1,971	$260	$-	$-
Deferred compensation	7,439	-	-	-	7,439
Operating leases	347,577	50,031	92,250	75,984	129,312
Total contractual obligations	$357,247	$52,002	$92,510	$75,984	$136,751

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2010 or the first three quarters of fiscal 2009. The Company had outstanding letters of credit totaling $1.9 million and $0.6 million at October 30, 2010 and January 30, 2010, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2009, 2008, and 2007, the holiday and back-to-school seasons accounted for approximately 35%, 37%, and 38%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of October 30, 2010, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.5 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At October 30, 2010, the Company held $23.8 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.1 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of October 30, 2010. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings:                                                                                     None

Item 1A.     Risk Factors:

The effect of economic pressures and other business factors – During the thirty-nine weeks ended October 30, 2010, economic conditions continued to cause uncertainty in the market, which resulted in a lack of consumer confidence and a reduction of consumer spending. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, consumer debt, interest rates, increases in energy costs, and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, which could have an adverse impact on our continued growth and results of operations.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 30, 2010:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Aug. 1, 2010 to Aug. 28, 2010	196,800	24.20	196,800	602,500
Aug. 29, 2010 to Oct. 2, 2010	40,000	24.07	40,000	562,500
Oct. 3, 2010 to Oct. 30, 2010	10,000	26.06	10,000	552,500
	246,800	24.26	246,800

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 552,500 shares remaining to complete this authorization.

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

(b)
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements, tagged as blocks of text.

THE BUCKLE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Dated: December 9, 2010	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: December 9, 2010	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)