Form 10-K
period 2011-01-29
BUCKLE INC
filed 2011-03-30
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $715,205,851 on July 31, 2010. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 25,960,285 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 25, 2011, was 47,281,314.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2011 Annual Meeting of Shareholders to be held June 2, 2011 are incorporated by reference in Part III.

The Buckle, Inc.
Form 10-K
January 29, 2011

PART I

ITEM 1 – BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of January 29, 2011, the Company operated 420 retail stores in 41 states throughout the continental United States under the names "Buckle" and "The Buckle."  The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card, and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. The Company’s men’s buying team and a portion of its marketing team are located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. The Company has experienced significant growth over the past ten years, growing from 274 stores at the start of 2001 to 420 stores at the end of fiscal 2010. All references herein to fiscal 2010 refer to the 52-week period ended January 29, 2011. Fiscal 2009 refers to the 52-week period ended January 30, 2010 and fiscal 2008 refers to the 52-week period ended January 31, 2009. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

The Company's principal executive offices are located at 2407 West 24th Street, Kearney, Nebraska 68845. The Company's telephone number is (308) 236-8491. The Company publishes its corporate web site at www.buckle.com.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (45.3% of fiscal 2010 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (34.0% of fiscal 2010 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Percentage of Net Sales
	Fiscal 2010	Fiscal 2009	Fiscal 2008
Denims	45.3%	42.9%	41.4%
Tops (including sweaters)	34.0	36.7	39.0
Accessories	8.4	7.7	7.7
Sportswear/fashions	4.7	5.0	4.6
Footwear	4.7	4.7	4.6
Outerwear	2.3	2.5	2.0
Casual bottoms	0.5	0.4	0.6
Other	0.1	0.1	0.1
	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 67% of the Company's sales during fiscal 2010. The remaining balance is comprised of private label merchandise. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Big Star, Big Star Vintage, Miss Me, MEK, Rock Revival, Silver Jeans and Buffalo Jeans. Other key brands include Hurley, Billabong, Affliction, Sinful, Archaic, Obey, Roar, RVCA, Fox, and Fossil. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of approximately 2% to 4% of net sales has been made on a layaway basis, which is recorded upon delivery of the merchandise to the customer.

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

Marketing and Advertising

In fiscal 2010, the Company spent $9.7 million, or 1.0% of net sales, on seasonal marketing campaigns, advertising, promotions, online marketing, and in-store point-of-sale materials. Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience. Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the destination store for these specialty branded fashions.

The Company also offers programs to strengthen its relationships with loyal guests. The Company continues to support a frequent shopper program (the Buckle Primo Card), a rewards program designed to build customer loyalty. Private label credit card marketing is another avenue for reaching loyal guests. Buckle continues to build on its B-Rewards incentive program, which is offered exclusively to Buckle Cardholders. Qualifying Cardholders are mailed B-Rewards gift cards at the end of each Rewards period inviting them back into the store. The Company also extends other exclusive benefits to active Buckle Cardholders such as bonus rewards, exclusive gift with purchase offers, and special targeted mailings. The Buckle Black program, launched in October 2007, is an exclusive credit card account for the Company's most loyal cardholders. To qualify for the Buckle Black program, existing cardholders must make at least $500 in purchases during a 12 month period using their account. These guests receive special benefits including free ground shipping on special orders and online purchases. The Buckle Card marketing program is partially funded by WFNNB, a third-party bank that owns the Buckle Card accounts.

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an e-Commerce enabled channel with an interactive, entertaining, informative, and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the Company’s latest financial news. The Company maintains an opt-in email database. National email campaigns are sent bi-monthly and targeted weekly messages are sent notifying guests of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. On October 19, 2006, the Company launched a redesigned Buckle.com on the Escalate E-Commerce platform. The new Buckle.com includes enhanced search features, which allow guests to shop by special attributes, including brand and size.

Store Operations

The Company has a Vice President of Sales, a Regional Manager, 20 district managers, and 75 area managers. The majority of the district managers and each of the area managers also serve as manager of their home base store. In general, each store has one manager, one or two assistant managers, one to three additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs an alterations person.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales, and returns-to-vendor. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.4% of net sales in fiscal 2010 and 0.5% of net sales in fiscal 2009 and fiscal 2008.

The average store is approximately 5,000 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,900 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team is led by the Vice President of Women’s Merchandising and Vice President of Men’s Merchandising, who have over 61 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

The Company purchases products from manufacturers within the United States as well as from agents who source goods from foreign manufacturers. The Company's merchandising team shops and monitors U.S. fashion to stay abreast of the latest trends. The Company continually monitors styles, quality, and delivery schedules. The Company has not experienced any material difficulties with merchandise manufactured in foreign countries. The Company does not have long-term or exclusive contracts with any brand name manufacturer, private label manufacturer, or supplier. The Company plans its private label production with private label vendors three to six months in advance of product delivery. The Company requires its vendors to sign and adhere to its Code of Conduct and Standards of Engagement, which addresses adherence to legal requirements regarding employment practices and health, safety, and environmental regulations.

In fiscal 2010, Koos Manufacturing, Inc. (the Company that produces the majority of the Company’s private label denim as well as the Big Star and Big Star Vintage branded merchandise) accounted for 26.4% of the Company’s net sales and Miss Me/Rock Revival accounted for 12.9%. No other vendor accounted for more than 10% of the Company’s net sales. Other current significant vendors include MEK, Silver Jeans, Buffalo Jeans, Hurley, Billabong, Affliction, Sinful, Archaic, Obey, Roar, RVCA, Fox, and Fossil. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

Buckle stores generally carry the same merchandise, with quantity and seasonal variations based upon historical sales data, climate, and perceived local customer demand. The Company uses a centralized receiving and distribution center located in Kearney, Nebraska. Merchandise is received daily in Kearney where it is sorted, tagged with bar-coded tickets (unless the vendor UPC code is used or the merchandise is pre-ticketed), and packaged for distribution to individual stores primarily via United Parcel Service. The Company's goal is to ship the majority of its merchandise out to the stores within one to two business days of receipt. This system allows stores to receive new merchandise almost daily, creating excitement within the store and providing customers with a reason to shop often.

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

During fiscal 2010, the Company completed construction of a new 240,000 square foot distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in September 2010 and the new facility is now the Company’s only operating store distribution center.

Store Locations and Expansion Strategies

As of March 11, 2011, the Company operated 420 stores in 41 states. The existing stores are in 4 downtown locations, 9 strip centers, 38 lifestyle centers, and 369 shopping malls. The Company anticipates opening approximately 12 new stores in fiscal 2011. For fiscal 2011, 9 of the new stores are expected to be located in higher traffic shopping malls and 3 of the new stores are expected to be located in lifestyle centers. The following table lists the location of existing stores as of March 11, 2011:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores
Alabama	6	Maryland	3	Oklahoma	13
Arizona	11	Michigan	18	Oregon	4
Arkansas	6	Minnesota	12	Pennsylvania	9
California	20	Mississippi	5	South Carolina	3
Colorado	12	Missouri	14	South Dakota	3
Florida	21	Montana	5	Tennessee	12
Georgia	6	Nebraska	13	Texas	47
Idaho	6	Nevada	4	Utah	10
Illinois	16	New Jersey	3	Virginia	4
Indiana	14	New Mexico	4	Washington	13
Iowa	17	New York	3	West Virginia	3
Kansas	17	North Carolina	10	Wisconsin	13
Kentucky	5	North Dakota	4	Wyoming	1
Louisiana	10	Ohio	20	Total	420

Buckle has grown significantly over the past ten years, with the number of stores increasing from 274 at the beginning of 2001 to 420 at the end of fiscal 2010. The Company's plan is to continue expansion by developing the geographic regions it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2001 through the end of fiscal 2010:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year
2001	274	24	3	295
2002	295	11	2	304
2003	304	16	4	316
2004	316	13	2	327
2005	327	15	4	338
2006	338	17	5	350
2007	350	20	2	368
2008	368	21	2	387
2009	387	20	6	401
2010	401	21	2	420

The Company's criteria used when considering a particular location for expansion include:

1.	Market area, including proximity to existing markets to capitalize on name recognition;
2.	Trade area population (number, average age, and college population);
3.	Economic vitality of market area;
4.	Mall location, anchor tenants, tenant mix, and average sales per square foot;
5.	Available location within a mall, square footage, storefront width, and facility of using the current store design;
6.	Availability of experienced management personnel for the market;
7.	Cost of rent, including minimum rent, common area, and extra charges;
8.	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $0.9 million, including construction costs of approximately $0.7 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening approximately 12 new stores during fiscal 2011 and completing approximately 25 remodels. Remodels range from partial to full, with construction costs for a full remodel being comparable to those of a new store. Of the stores scheduled for remodeling during fiscal 2011, it is estimated that all stores will receive full remodeling. The Company anticipates capital spending of approximately $30.0 to $35.0 million during fiscal 2011 for new store construction, store remodeling, technology updates, and other improvements at the corporate headquarters.

The Company plans to expand in 2011 by opening stores in existing markets as well as opening new stores in Providence, Rhode Island and Natick, Massachusetts, the Company’s first store in each state. The Company believes that, given the time required for training personnel, staffing a store, and developing adequate district and regional managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

The Company is committed to the ongoing review of its MIS and EDP systems to maintain productive, timely information and effective controls. This review includes testing of new products and systems to assure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to assure that information provided is pertinent to all aspects of the Company's operations. During fiscal 2011, the Company anticipates the replacement of its current point-of-sale software and hardware upon completion of successful store testing.

Employees

As of January 29, 2011, the Company had approximately 7,600 employees - approximately 2,085 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 570 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, life insurance, and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) plan, an employee must have worked for the Company for 98 days or more, and his or her normal workweek must be 35 hours or more. As of January 29, 2011, 1,642 employees participated in the medical plan, 1,649 in the dental plan, 2,086 in the life insurance plan, 431 in the supplemental life insurance plan, 1,227 in the long-term disability plan, and 1,157 in the cafeteria plan. With respect to the medical, dental, and life insurance plans, the Company pays 80% to 100% of the employee's expected premium cost plus 20% to 100% of the expected cost of dependent coverage under the health plan. The exact percentage is based upon the employee's term of employment and job classification within the Company. In addition, all employees receive discounts on Company merchandise.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Aeropostale, Hollister, Gap, Pacific Sunwear, and Metropark. The men's market also competes with certain department stores, such as Dillards, Macy’s, Bon-Ton stores, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Aeropostale, Hollister, Gap, Maurices, Pacific Sunwear, Wet Seal, Forever 21, Vanity, and Metropark. The women's market also competes with department stores, such as Dillards, Macy’s, Bon-Ton stores, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

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

Trademarks

“BUCKLE”, “RECLAIM”, “DAYTRIP’, “BKE”, “BKE BOUTIQUE”, “THE BUCKLE”, “B” icon, and “GIMMICK” are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 69. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 61. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Karen B. Rhoads, age 52. Ms. Rhoads is Vice President of Finance and Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She worked in the corporate office while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with Buckle since November 1987.

Brett P. Milkie, age 51. Mr. Milkie is Vice President of Leasing. He was elected Vice President of Leasing on May 30, 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Kari G. Smith, age 47. Ms. Smith is Vice President of Sales. She has held this position since May 31, 2001. Ms. Smith joined the Company on May 16, 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Patricia K. Whisler, age 54. Ms. Whisler is Vice President of Women’s Merchandising. She has held this position since May 31, 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

Robert M. Carlberg, age 48. Mr. Carlberg is Vice President of Men’s Merchandising. He has held this position since December 11, 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

Kyle L. Hanson, age 46. Ms. Hanson is Corporate Secretary and General Counsel. She has held this position since February 2001. Ms. Hanson joined the Company in May 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with Kutak Rock law firm in Omaha from 1990 to 1996.

Thomas B. Heacock, age 33. Mr. Heacock was appointed Treasurer and Corporate Controller by the Board of Directors at its March 21, 2011 meeting. Mr. Heacock has been employed by the Company since October 2003 and has served as Corporate Controller since February 2007. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

ITEM 1A – RISK FACTORS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995 and Risk Factors

Certain statements herein, including anticipated store openings, trends in or expectations regarding the Company’s revenue and net earnings growth, comparable store sales growth, cash flow requirements, and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, changes in product mix, changes in fashion trends and/or pricing, competitive factors, general economic conditions, economic conditions in the retail apparel industry, successful execution of internal performance and expansion plans, and other risks detailed herein and in The Buckle, Inc.’s other filings with the Securities and Exchange Commission.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 33% of net sales for fiscal 2010 and 29% of net sales for fiscal 2009. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2011, the Company plans to open 12 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

Reliance on Key Personnel. The continued success of the Company is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus reducing net earnings. The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s failure to attract and retain qualified personnel could reduce the number of new stores the Company could open in a year which would cause net sales to decline, could create additional operating expenses, and could reduce overall profitability for the Company.

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

Dependence upon Maintaining Sales and Profit Growth in the Highly Competitive Retail Apparel Industry. The specialty retail industry is highly competitive. The Company competes primarily on the basis of fashion, selection, quality, price, location, service, and store environment. The Company faces a variety of competitive challenges, including:

●	anticipating and responding timely to changing customer demands and preferences;
●	effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;
●	providing unique, high-quality merchandise in styles, colors, and sizes that appeal to consumers;
●	sourcing merchandise efficiently;
●	competitively pricing merchandise and creating customer perception of value;
●	monitoring increased labor costs, including increases in health care benefits and worker’s compensation costs.

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

Market/Liquidity Risk Related to the Company’s Investments. In prior years, the Company invested a portion of its investments in auction-rate securities (“ARS”), including five auction-rate preferred securities (“ARPS”) that were converted to preferred stock. As of January 29, 2011 and January 30, 2010, $20.0 million and $22.8 million, respectively, of investments were in ARS and preferred securities. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Since February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the liquidity of the Company’s investments in ARS, and the Company believes that certain of the underlying issuers of its ARS are currently at risk. Further auction failures could have a material impact on Company’s earnings; however, the Company does not believe further auction failures would have a material impact on its ability to fund its business.

The Company reviews impairments to determine the classification of potential impairments as either “temporary” or “other-than-temporary.”  A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized as a loss in the statements of income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes it has the ability and maintains its intent to hold its investments until recovery of market value occurs.

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of January 29, 2011, the reported investment amount is net of a $1.1 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.1 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of January 29, 2011. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates. Given current market conditions in the ARS market, the Company may incur additional temporary impairment or OTTI in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

Interest Rate Risk. To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of January 29, 2011, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

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

ITEM 2 – PROPERTIES

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

Year	Number of expiring leases
2012	67
2013	46
2014	56
2015	31
2016	31
2017	28
2018	33
2019 and later	128
Total	420

The corporate headquarters and online fulfillment center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building houses the Company’s screenprinting operations. The Company acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the second of ten five-year renewal options, which expires on October 31, 2011, and notice has been given to exercise the third five-year renewal option. During fiscal 2010, the Company completed construction of a new 240,000 square foot distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in September 2010 and the new facility is now the Company’s only operating store distribution center.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this form, the Company was not engaged in legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 – RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock.

Dividend Payments

During fiscal 2008, cash dividends were $0.1667 per share in the first and second quarters and $0.20 per share in the third and fourth quarters. In addition, the Company paid a special cash dividend of $2.00 per share in the third quarter of fiscal 2008. During fiscal 2009, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special cash dividend of $1.80 per share in the third quarter of fiscal 2009. During fiscal 2010, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2010. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of October 30, 2008 have been adjusted to reflect the impact of the stock split. The Company plans to continue its quarterly dividends during fiscal 2011.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 29, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Oct. 31, 2010 to Nov. 27, 2010	-	-	-	552,500
Nov. 28, 2010 to Jan. 1, 2011	-	-	-	552,500
Jan. 2, 2011 to Jan. 29, 2011	-	-	-	552,500
	-	-	-

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

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the Russell 2000 Stock Index and a peer group of Retail Trade Stocks:

Total Return Analysis
	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010	1/29/2011

The Buckle , Inc.	100.00	153.95	195.14	164.43	256.26	330.19
Peer Group	100.00	119.36	103.56	48.61	89.92	114.59
Russell 2000 Index	100.00	110.42	99.63	62.92	86.72	113.91

In addition to the Company, the Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, ANN, ARO, CBK, GPS, LTD, PSUN, WTSLA, and ZUMZ.

The following table lists the Company’s quarterly market range for fiscal years 2010, 2009, and 2008, as reported by the New York Stock Exchange, and has been adjusted to reflect the 3-for-2 stock split, effected in the form of a stock dividend, on October 30, 2008:

	Fiscal Years Ended
	January 29, 2011		January 30, 2010		January 31, 2009
Quarter	High	Low	High	Low	High	Low

First	$40.35	$27.56	$38.30	$20.54	$33.67	$24.72
Second	38.30	26.85	39.09	28.75	35.98	29.03
Third	31.41	23.00	37.49	25.52	44.57	21.08
Fourth	39.84	28.92	33.72	26.39	27.20	13.57

The number of record holders of the Company’s common stock as of March 25, 2011 was 414. Based upon information from the principal market makers, the Company believes there are more than 15,000 beneficial owners. The closing price of the Company’s common stock on March 25, 2011 was $37.55.

Additional information required by this item appears in the Notes to Financial Statements under Footnote J "Stock-Based Compensation" on pages 46 to 48 of this report and is incorporated by reference.

ITEM 6 – SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007 (d)
Income Statement Data
Net sales	$949,838	$898,287	$792,046	$619,888	$530,074
Cost of sales (including
buying, distribution, and
occupancy costs)	530,709	497,668	448,558	365,350	322,760
Gross profit	419,129	400,619	343,488	254,538	207,314
Selling expenses	177,610	168,741	151,251	118,699	107,592
General and administrative expenses	30,752	32,416	30,041	26,212	20,701
Income from operations	210,767	199,462	162,196	109,627	79,021
Other income, net	3,911	3,674	7,829	9,183	9,032
Gain (loss) - impairment of securities	-	991	(5,157)	-	-
Income before income taxes	214,678	204,127	164,868	118,810	88,053
Provision for income taxes	79,996	76,824	60,459	43,563	32,327
Net income	$134,682	$127,303	$104,409	$75,247	$55,726
Basic earnings per share	$2.92	$2.79	$2.30	$1.69	$1.29
Diluted earnings per share	$2.86	$2.73	$2.24	$1.63	$1.24
Dividends declared per share (a)	$3.30	$2.60	$2.73	$0.60	$1.71

Selected Operating Data
Stores open at end of period	420	401	387	368	350
Average sales per square foot	$428	$428	$401	$335	$302
Average sales per store (000's)	$2,133	$2,129	$1,995	$1,668	$1,493
Comparable store sales change (b)	1.2%	7.8%	20.6%	13.2%	0.0%
Balance Sheet Data (c)
Working capital	$160,663	$172,779	$197,539	$184,395	$189,017
Long-term investments	$66,162	$72,770	$56,213	$81,201	$31,958
Total assets	$494,844	$488,903	$465,340	$450,657	$368,198
Long-term debt	-	-	-	-	-
Stockholders' equity	$345,665	$354,259	$337,222	$338,320	$286,587

(a)
During fiscal 2006, cash dividends were $0.0756 per share in the first and second quarters, $0.0889 per share in the third quarter, and $0.1333 per share in the fourth quarter. In addition, the Company paid a special cash dividend of $1.3333 per share in the fourth quarter of fiscal 2006. During fiscal 2007, cash dividends were $0.1333 per share in the first and second quarters and $0.1667 per share in the third and fourth quarters. During fiscal 2008, cash dividends were $0.1667 per share in the first and second quarters and $0.20 per share in the third and fourth quarters. In addition, the Company paid a special cash dividend of $2.00 per share in the third quarter of fiscal 2008. During fiscal 2009, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special cash dividend of $1.80 per share in the third quarter of fiscal 2009. During fiscal 2010, cash dividends were $0.20 per share in each of the four quarters. In addition, the Company paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2010. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of January 12, 2007 and 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of these stock splits.

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

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	January 29, 2011	January 30, 2010	January 31, 2009	Fiscal Year 2009 to 2010	Fiscal Year 2008 to 2009

Net sales	100.0%	100.0%	100.0%	5.7%	13.4%
Cost of sales (including buying,
distribution, and occupancy costs)	55.9%	55.4%	56.6%	6.6%	10.9%
Gross profit	44.1%	44.6%	43.4%	4.6%	16.6%
Selling expenses	18.7%	18.8%	19.1%	5.3%	11.6%
General and administrative expenses	3.2%	3.6%	3.8%	(5.1%)	7.9%
Income from operations	22.2%	22.2%	20.5%	5.7%	23.0%
Other income, net	0.4%	0.4%	1.0%	6.4%	(53.1%)
Gain (loss) - impairment of securities	0.0%	0.1%	(0.7%)	(100.0%)	(119.2%)
Income before income taxes	22.6%	22.7%	20.8%	5.2%	23.8%
Provision for income taxes	8.4%	8.5%	7.6%	4.1%	27.1%
Net income	14.2%	14.2%	13.2%	5.8%	21.9%

Fiscal 2010 Compared to Fiscal 2009

Net sales for the 52-week fiscal year ended January 29, 2011, increased 5.7% to $949.8 million from net sales of $898.3 million for the 52-week fiscal year ended January 30, 2010. Comparable store net sales for the fiscal year increased by $9.5 million, or 1.2%, in comparison to the 52-week year ended January 30, 2010. The comparable store sales increase was primarily due to a 1.9% increase in the average retail price of merchandise sold during the year and a 2.9% increase in the average number of units sold per transaction, partially offset by a 3.3% decrease in the number of transactions at comparable stores during the year. Sales growth for the fiscal year was also attributable to the inclusion of a full year of operating results for the 20 new stores opened during fiscal 2009, to the opening of 21 new stores during fiscal 2010, and to growth in online sales. Online sales for the year (which are not included in comparable store sales) increased 19.3% to $62.4 million. Average sales per square foot for fiscal 2010 remained flat at $428. Total square footage as of January 29, 2011 was 2.102 million.

The Company’s average retail price per piece of merchandise sold increased $0.84, or 1.9%, during fiscal 2010 compared to fiscal 2009. This $0.84 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($0.59), a 9.5% increase in average accessory price points ($0.33), a 0.7% increase in average denim price points ($0.15), and increased price points in certain other categories ($0.26). These increases were partially offset by a 4.1% decrease in average knit shirt price points (-$0.49). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs increased $18.5 million in fiscal 2010 to $419.1 million, a 4.6% increase. As a percentage of net sales, gross profit decreased from 44.6% in fiscal 2009 to 44.1% in fiscal 2010. The decrease was attributable to an increase in distribution and occupancy costs (0.90%, as a percentage of net sales) and was partially offset by an improvement in merchandise margins (0.40%, as a percentage of net sales). The increase in distribution and occupancy costs is primarily the result of increases in rent and common area maintenance costs related to new and remodeled stores and additional depreciation expense related to new fixture rollouts. To a lesser extent, it is also attributable to additional depreciation expense related to the Company’s new distribution center that went live during the third quarter and increased shipping costs. The improvement in merchandise margins was primarily attributable to reduced markdowns, as a result of strong sell-through on new product, and an increase in sales of private label merchandise, partially offset by an increase in redemptions through the Primo Card loyalty program. Merchandise shrinkage was 0.4% of net sales for fiscal 2010 compared to 0.5% of net sales for fiscal 2009.

Selling expenses increased from $168.7 million in fiscal 2009 to $177.6 million in fiscal 2010, a 5.3% increase. Selling expenses as a percentage of net sales decreased from 18.8% in fiscal 2009 to 18.7% in fiscal 2010. The reduction was primarily attributable to a 0.50% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual. This reduction was partially offset by increases in health insurance claims expense (0.20%, as a percentage of net sales), internet related fulfillment and marketing expenses (0.10%, as a percentage of net sales), and certain other selling expenses (0.10%, as a percentage of net sales).

General and administrative expenses decreased from $32.4 million in fiscal 2009 to $30.8 million in fiscal 2010, a 5.1% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.6% in fiscal 2009 to 3.2% in fiscal 2010. The reduction was primarily attributable to a 0.30% reduction, as a percentage of net sales, in expense related to the incentive bonus accrual, a 0.10% reduction in expense related to the vacation accrual, and a 0.10% reduction in equity compensation expense. These reductions were partially offset by increases in certain other general and administrative expenses (0.10%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations increased $11.3 million to $210.8 million for fiscal 2010, a 5.7% increase compared to fiscal 2009. Income from operations was 22.2% as a percentage of net sales in both fiscal 2010 and fiscal 2009.

Other income increased from $3.7 million in fiscal 2009 to $3.9 million in fiscal 2010, a 6.4% increase. The increase in other income is due to a $1.1 million sales tax refund the Company received through state economic incentive programs during the first quarter of fiscal 2010, which has been included in other income, partially offset by a reduction in interest earned on the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in fiscal 2010 compared to 37.6% in fiscal 2009, bringing net income to $134.7 million in fiscal 2010 versus $127.3 million in fiscal 2009, an increase of 5.8%.

Fiscal 2009 Compared to Fiscal 2008

Net sales for the 52-week fiscal year ended January 30, 2010, increased 13.4% to $898.3 million from net sales of $792.0 million for the 52-week fiscal year ended January 31, 2009. Comparable store net sales for the fiscal year increased by $56.9 million, or 7.8%, in comparison to the 52-week year ended January 31, 2009. The comparable store sales increase was primarily due to a 3.9% increase in the average retail price of merchandise sold during the year, to a 2.0% increase in the average number of units sold per transaction, and to a 1.3% increase in the number of transactions at comparable stores during the year. Sales growth for the fiscal year was also attributable to the inclusion of a full year of operating results for the 21 new stores opened during fiscal 2008, to the opening of 20 new stores during fiscal 2009, and to growth in online sales. Online sales for the year (which are not included in comparable store sales) increased 45.2% to $52.3 million. Average sales per square foot for fiscal 2009 increased 6.8% from $401 to $428. Total square footage as of January 30, 2010 was 2.017 million.

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

LIQUIDITY AND CAPITAL RESOURCES

As of January 29, 2011, the Company had working capital of $160.7 million, including $116.5 million of cash and cash equivalents and $22.9 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2010, 2009, and 2008 the Company's cash flow from operations was $179.9 million, $158.0 million, and $143.7 million, respectively.

During fiscal 2010, 2009, and 2008, the Company invested $36.2 million, $35.1 million, and $28.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $18.7 million, $15.5 million, and $3.6 million in fiscal 2010, 2009, and 2008, respectively, in capital expenditures for the corporate headquarters and distribution facility. The Company also spent $15.2 million during fiscal 2008 to purchase a new corporate aircraft as a replacement for the aircraft that was destroyed by a tornado. The capital spending for the corporate headquarters and distribution center during fiscal 2009 included $5.5 million invested in the expansion of the Company’s online fulfillment infrastructure within its current warehouse and distribution center in Kearney, Nebraska. The newly expanded online fulfillment center went live in June 2009 and the expansion approximately doubled the size of the previous infrastructure. Capital spending for the corporate headquarters and distribution facility during fiscal 2009 and fiscal 2010 includes payments made as work progressed on the Company’s new $25.0 million distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in late September 2010 and the new facility is the only operating store distribution center.

During fiscal 2011, the Company anticipates completing approximately 37 store construction projects, including approximately 12 new stores and approximately 25 stores to be remodeled and/or relocated. The average cost of opening a new store during fiscal 2010 was approximately $0.9 million, including construction costs of approximately $0.7 million and inventory costs of approximately $0.2 million, net of payables. Management estimates that total capital expenditures during fiscal 2011 will be approximately $30.0 to $35.0 million, which includes primarily planned new store and store remodeling projects. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flows each year and, as of January 29, 2011, had total cash and investments of $205.5 million. The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2010, 2009, and 2008. The Company had no bank borrowings as of January 29, 2011 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments – During fiscal 2010, the Company paid total cash dividends of $154.3 million as follows: $0.20 per share in each of the four quarters and a special cash dividend of $2.50 per share in the fourth quarter. During fiscal 2009, cash dividends totaled $120.3 million as follows:  $0.20 per share in each of the four quarters and a special cash dividend of $1.80 per share in the third quarter. During fiscal 2008, cash dividends totaled $126.7 million as follows:  $0.1667 per share in the first and second quarters, $0.20 per share in the third and fourth quarters, and a special cash dividend of $2.00 per share in the third quarter. Dividend amounts prior to the Company's 3-for-2 stock split with distribution date of October 30, 2008, have been adjusted to reflect the impact of this stock split. The Company plans to continue its quarterly dividends in fiscal 2011.

Stock repurchase plan – During fiscal 2010, the Company repurchased 246,800 shares of its common stock at a cost of $6.0 million. The Company did not repurchase any shares of its common stock during fiscal 2009. During fiscal 2008, the Company purchased 557,100 shares at a cost of $9.4 million. The Company’s current 1,000,000 share repurchase plan was approved by the Board of Directors on November 20, 2008. As of January 29, 2011, 552,500 shares remained available for repurchase under the plan.

Auction-Rate Securities – As of January 29, 2011, total cash and investments included $20.0 million of auction-rate securities (“ARS”) and preferred securities, which compares to $22.8 million of ARS and preferred securities as of January 30, 2010. The entire $20.0 million in ARS and preferred securities as of January 29, 2011 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of January 29, 2011, the reported investment amount is net of a $1.1 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.1 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of January 29, 2011. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations. During fiscal 2010, the Company was able to successfully liquidate $3.1 million of its investments in ARS at par value.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $17.2 million and $13.5 million as of January 29, 2011 and January 30, 2010, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 was $0.5 million, $0.4 million, and $0.4 million, respectively.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.7 million and $0.6 million at January 29, 2011 and January 30, 2010, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.1 million and $5.8 million as of January 29, 2011 and January 30, 2010, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. During fiscal 2010, the Company recorded a $0.2 million valuation allowance to reduce the value of its capital loss carryforward to its expected realizable amount prior to expiration. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made.

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

5.
Investments. As more fully described in Liquidity and Capital Resources on pages 22 to 24 and in Note B to the financial statements on pages 39 to 40, in prior years the Company invested a portion of its investments in auction-rate securities (“ARS”) and preferred securities. These investments are classified as available-for-sale securities and are reported at fair market values of $20.0 million and $22.8 million as of January 29, 2011 and January 30, 2010, respectively.

The Company reviews impairment to determine the classification of potential impairments as either temporary or other-than-temporary. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized in net income. The Company considers various factors in reviewing impairment, including the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, the current and expected market and industry conditions in which the investee operates, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of January 29, 2011.

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

The following tables identify the material obligations and commitments as of January 29, 2011:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt	$-	$-	$-	$-	$-
Purchase obligations	3,391	2,477	914	-	-
Deferred compensation	7,727	-	-	-	7,727
Operating leases	338,841	52,871	93,510	76,322	116,138
Total contractual obligations	$349,959	$55,348	$94,424	$76,322	$123,865

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2010, 2009, and 2008. The Company had outstanding letters of credit totaling $1.4 million and $0.6 million at January 29, 2011 and January 30, 2010, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2010, 2009, and 2008, the holiday and back-to-school seasons accounted for approximately 35%, 35%, and 37%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.1 million at January 29, 2011 and $1.0 million at January 30, 2010, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note C to these financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 had no effect on the Company’s financial position or results of operations.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of January 29, 2011, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At January 29, 2011, the Company held $23.7 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.1 million temporary impairment and $2.7 million other-than-temporary impairment (“OTTI”) existed related to these securities as of January 29, 2011. Given current market conditions in the ARS and capital markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the accompanying balance sheets of The Buckle, Inc. (the “Company”) as of January 29, 2011 and January 30, 2010, and the related statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of The Buckle, Inc. as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 30, 2011

THE BUCKLE, INC.

BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

	January 29,	January 30,
ASSETS	2011	2010

CURRENT ASSETS:
Cash and cash equivalents	$116,470	$135,340
Short-term investments (Notes A, B, and C)	22,892	22,687
Receivables	14,363	6,911
Inventory	88,593	88,187
Prepaid expenses and other assets (Note F)	14,718	11,684
Total current assets	257,036	264,809

PROPERTY AND EQUIPMENT (Note D):	342,413	305,974
Less accumulated depreciation and amortization	(173,179)	(159,392)
	169,234	146,582

LONG-TERM INVESTMENTS (Notes A, B, and C)	66,162	72,770
OTHER ASSETS (Notes F and G)	2,412	4,742

	$494,844	$488,903

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,489	$24,364
Accrued employee compensation	36,018	41,463
Accrued store operating expenses	9,653	8,866
Gift certificates redeemable	17,213	13,507
Income taxes payable	-	3,830
Total current liabilities	96,373	92,030

DEFERRED COMPENSATION (Note I)	7,727	5,957
DEFERRED RENT LIABILITY	37,430	36,657
OTHER LIABILITIES (Note F)	7,649	-
Total liabilities	149,179	134,644

COMMITMENTS (Notes E and H)

STOCKHOLDERS’ EQUITY (Note J):
Common stock, authorized 100,000,000 shares of $.01 par value;
47,127,926 and 46,381,263 shares issued and outstanding at
January 29, 2011 and January 30, 2010, respectively	471	464
Additional paid-in capital	89,719	78,837
Retained earnings	256,146	275,751
Accumulated other comprehensive loss	(671)	(793)
Total stockholders’ equity	345,665	354,259

	$494,844	$488,903

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Dollar Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
SALES, Net of returns and allowances of
$83,787, $73,596, and $54,973, respectively	$949,838	$898,287	$792,046

COST OF SALES (Including buying, distribution,
and occupancy costs)	530,709	497,668	448,558

Gross profit	419,129	400,619	343,488

OPERATING EXPENSES:
Selling	177,610	168,741	151,251
General and administrative	30,752	32,416	30,041
	208,362	201,157	181,292

INCOME FROM OPERATIONS	210,767	199,462	162,196

OTHER INCOME, Net (Note A)	3,911	3,674	7,829
GAIN (LOSS) - IMPAIRMENT OF SECURITIES (Note B)	-	991	(5,157)

INCOME BEFORE INCOME TAXES	214,678	204,127	164,868

PROVISION FOR INCOME TAXES (Note F)	79,996	76,824	60,459

NET INCOME	$134,682	$127,303	$104,409

EARNINGS PER SHARE (Note K):
Basic	$2.92	$2.79	$2.30

Diluted	$2.86	$2.73	$2.24

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

					Accumulated
			Additional		Other
	Number of	Common	Paid-in	Retained	Comprehensive
	Shares	Stock	Capital	Earnings	Loss	Total

BALANCE, February 2, 2008	29,841,668	298	46,977	291,045	-	338,320

Net income	-	-	-	104,409	-	104,409
Dividends paid on common stock,
($2.7334 per share)	-	-	-	(126,665)	-	(126,665)
Common stock issued on exercise
of stock options	994,555	10	12,714	-	-	12,724
Issuance of non-vested stock, net of forfeitures	139,635	1	(1)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	4,879	-	-	4,879
Stock option compensation expense	-	-	289	-	-	289
Common stock purchased and retired	(557,100)	(5)	(9,354)	-	-	(9,359)
Income tax benefit related to
exercise of stock options	-	-	13,545	-	-	13,545
3-for-2 stock split	15,487,507	155	(155)	-	-	-
Unrealized loss on investments, net of tax	-	-	-	-	(920)	(920)

BALANCE, January 31, 2009	45,906,265	459	68,894	268,789	(920)	337,222

Net income	-	-	-	127,303	-	127,303
Dividends paid on common stock,
($2.60 per share)	-	-	-	(120,341)	-	(120,341)
Common stock issued on exercise
of stock options	278,430	3	1,823	-	-	1,826
Issuance of non-vested stock, net of forfeitures	196,568	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	4,988	-	-	4,988
Stock option compensation expense	-	-	175	-	-	175
Income tax benefit related to exercise
of stock options	-	-	2,959	-	-	2,959
Unrealized loss on investments, net of tax	-	-	-	-	127	127

BALANCE, January 30, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

Net income	-	-	-	134,682	-	134,682
Dividends paid on common stock,
($3.30 per share)	-	-	-	(154,287)	-	(154,287)
Common stock issued on exercise
of stock options	754,010	7	1,670	-	-	1,677
Issuance of non-vested stock, net of forfeitures	239,453	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	4,439	-	-	4,439
Stock option compensation expense	-	-	64	-	-	64
Common stock purchased and retired	(246,800)	(2)	(5,992)	-	-	(5,994)
Income tax benefit related to exercise
of stock options	-	-	10,703	-	-	10,703
Unrealized loss on investments, net of tax	-	-	-	-	122	122

BALANCE, January 29, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

See notes to financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$134,682	$127,303	$104,409
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	29,781	25,135	21,779
Amortization of non-vested stock grants, net of forfeitures	4,439	4,988	4,879
Stock option compensation expense	64	175	289
Gain on involuntary conversion of aircraft to monetary asset	-	-	(2,963)
(Gain) loss - impairment of securities	-	(991)	5,157
Deferred income taxes	10,952	414	(595)
Other	901	38	574
Changes in operating assets and liabilities:
Receivables	544	(1,967)	(895)
Inventory	(406)	(4,224)	(6,324)
Prepaid expenses and other assets	(2,757)	6,282	(2,478)
Accounts payable	10,722	(2,916)	(844)
Accrued employee compensation	(5,445)	1,003	12,624
Accrued store operating expenses	787	1,165	1,997
Gift certificates redeemable	3,706	3,363	1,633
Income taxes payable	(10,578)	(5,731)	906
Deferred rent liabilities and deferred compensation	2,543	3,922	3,581

Net cash flows from operating activities	179,935	157,959	143,729

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(54,945)	(50,561)	(47,448)
Proceeds from sale of property and equipment	14	308	11,819
Change in other assets	(1,321)	(74)	(29)
Purchases of investments	(39,698)	(52,604)	(46,687)
Proceeds from sales / maturities of investments	46,294	33,703	148,818

Net cash flows from investing activities	(49,656)	(69,228)	66,473

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,677	1,826	12,724
Excess tax benefit from stock option exercises	9,455	2,661	11,268
Purchases of common stock	(5,994)	-	(9,359)
Payment of dividends	(154,287)	(120,341)	(126,665)

Net cash flows from financing activities	(149,149)	(115,854)	(112,032)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,870)	(27,123)	98,170

CASH AND CASH EQUIVALENTS, Beginning of year	135,340	162,463	64,293

CASH AND CASH EQUIVALENTS, End of year	$116,470	$135,340	$162,463

See notes to financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year – The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2010 represents the 52-week period ended January 29, 2011, fiscal 2009 represents the 52-week period ended January 30, 2010, and fiscal 2008 represents the 52-week period ended January 31, 2009.

Nature of Operations – The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women operating 420 stores located in 41 states throughout the continental United States as of January 29, 2011.

During fiscal 2010, the Company opened 21 new stores, substantially renovated 25 stores, and closed 2 stores. During fiscal 2009, the Company opened 20 new stores, substantially renovated 22 stores, and closed 6 stores. During fiscal 2008, the Company opened 21 new stores, substantially renovated 13 stores, and closed 2 stores.

Revenue Recognition – Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. Shipping costs were $6,509, $5,420, and $3,813 during fiscal 2010, 2009, and 2008, respectively. Merchandise returns are estimated based upon the historical average sales return percentage and accrued at the end of the period. The reserve for merchandise returns was $731 and $647 as of January 29, 2011 and January 30, 2010, respectively. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. The Company has several sales incentives that it offers customers including a frequent shopper punch card, B-Rewards gift certificates, and occasional sweepstakes and gift with purchase offers. The frequent shopper punch card is recognized as a cost of goods sold at the time of redemption, using the actual amount tendered. The B-Rewards incentives, based upon $10 for each $300 in net purchases, are recorded as a liability and as a selling expense at the time the gift certificates are earned. Sweepstake prizes are recorded as cost of goods sold (if it is a merchandise giveaway) or as a selling expense at the time the prize is redeemed by the customer, using actual costs incurred, and gifts with purchase are recorded as a cost of goods sold at the time of the purchase and gift redemption, using the actual cost of the gifted item.

The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009 was $451, $434, and $389, respectively. The Company recognizes a current liability for the down payment made when merchandise is placed on layaway and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

Cash and Cash Equivalents – The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

Investments – Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year, and a portion of the Company’s investments in auction-rate securities (“ARS”), which are available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold. The Company reviews impairments to determine the classification of potential impairments as either “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in other comprehensive income. Impairments that are considered other-than-temporary are recognized as a loss in the statements of income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Held-to-maturity securities are carried at amortized cost. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs. Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Management records a reserve for merchandise obsolescence and markdowns based on assumptions using calculations applied to current inventory levels by department within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group, and the overall aging of inventory, versus the estimated future demand for such product and the current market conditions. The calculation for estimated markdowns and/or obsolescence reduced the Company’s inventory valuation by $5,087 and $5,832 as of January 29, 2011 and January 30, 2010, respectively. The amount charged (credited) to cost of goods sold, resulting from changes in the markdown reserve balance, was $(745), $(396), and $439, for fiscal years 2010, 2009, and 2008, respectively.

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

Advertising Costs – Advertising costs are expensed as incurred and were $9,705, $8,521, and $7,674 for fiscal years 2010, 2009, and 2008, respectively.

Health Care Costs –The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $1,400 and $700 as of January 29, 2011 and January 30, 2010, respectively.

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

Stock Split – On September 15, 2008, the Company’s Board of Directors approved a 3-for-2 stock split payable in the form of a stock dividend for shareholders of record as of October 15, 2008, with a distribution date of October 30, 2008. All share and per share data (except par value and historical stockholders’ equity data) presented in the financial statements for all periods has been adjusted to reflect the impact of this stock split.

Financial Instruments and Credit Risk Concentrations – Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments, and accounts receivable. The Company’s investments are primarily in tax-free municipal bonds, auction-rate securities, corporate bonds, or U.S. Treasury securities with short-term maturities. The Company limits the amount of credit exposure to any one entity.

Of the Company’s $205,524 in total cash and investments as of January 29, 2011, $19,935 was comprised of investments in auction-rate securities (“ARS”). ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business.

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

		Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net income	$134,682	$127,303	$104,409
Changes in net unrealized losses on investments in auction-rate
securities, net of taxes of $(72), $(75), and $540, respectively	122	127	(920)
Comprehensive income	$134,804	$127,430	$103,489

Recently Issued Accounting Pronouncements – In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note C to these financial statements, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 had no effect on the Company’s financial position or results of operations.

Supplemental Cash Flow Information – The Company had non-cash investing activities during fiscal years 2010, 2009, and 2008 of $1,597, $4,808, and $1,839, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2010, 2009, and 2008 of $70,166, $79,480, and $48,879, respectively.

B.	INVESTMENTS

The following is a summary of investments as of January 29, 2011:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$21,725	$-	$(1,065)	$(725)	$19,935
Preferred stock	2,000	-	-	(1,974)	26
	$23,725	$-	$(1,065)	$(2,699)	$19,961

Held-to-Maturity Securities:
State and municipal bonds	$52,352	$428	$(39)	$-	$52,741
Fixed maturities	6,314	80	-	-	6,394
Certificates of deposit	700	22	-	-	722
U.S. treasuries	2,000	-	-	-	2,000
	$61,366	$530	$(39)	$-	$61,857

Trading Securities:
Mutual funds	$7,453	$274	$-	$-	$7,727

The following is a summary of investments as of January 30, 2010:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$24,775	$-	$(1,258)	$(725)	$22,792
Municipal bonds	8,116	14	(14)	-	8,116
Preferred stock	2,000	-	-	(1,974)	26
	$34,891	$14	$(1,272)	$(2,699)	$30,934

Held-to-Maturity Securities:
State and municipal bonds	$47,036	$535	$(10)	$-	$47,561
Fixed maturities	8,890	92	-	-	8,982
Certificates of deposit	1,640	27	-	-	1,667
U.S. treasuries	1,000	1	-	-	1,001
	$58,566	$655	$(10)	$-	$59,211

Trading Securities:
Mutual funds	$6,200	$-	$(243)	$-	$5,957

The auction-rate securities and preferred stock were invested as follows as of January 29, 2011:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	98% insured by AAA/AA/A-rated bond insurers at January 29, 2011	$10,425
Municipal bond funds	Fixed income instruments within issuers' money market funds	8,350
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$23,725

As of January 29, 2011, the Company’s auction-rate securities portfolio was 36% AAA/Aaa-rated, 48% AA/Aa-rated, 8% A-rated, and 8% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of January 29, 2011 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$22,892	$22,998
1 - 5 years	37,214	37,536
5 - 10 years	496	550
Greater than 10 years	764	773
	$61,366	$61,857

At January 29, 2011 and January 30, 2010, $19,961 and $26,634 of available-for-sale securities and $38,474 and $40,179 of held-to-maturity investments are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of January 29, 2011, the reported investment amount is net of $1,065 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,065 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $671 in stockholders’ equity as of January 29, 2011. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of January 29, 2011, the Company had $21,725 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $19,935 and $26, respectively. As of January 30, 2010, the Company had $24,775 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $22,792 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During fiscal 2010, the Company was able to successfully liquidate $3,050 of its investments in ARS at par value. During fiscal 2009, the Company was able to successfully liquidate $5,320 of its investments in ARS at par value. Also during fiscal 2009, the Company liquidated investments in preferred securities that were valued at $2,217 ($5,400 at par value) as of January 31, 2009 for $3,933, and recorded a gain of $1,716 in the statement of income for the fiscal year ended January 30, 2010. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist and recorded $725 of OTTI during fiscal 2009 and $5,157 of OTTI during fiscal 2008. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of January 29, 2011, all of the Company’s investments in ARS and preferred securities were classified in long-term investments. As of January 30, 2010, $1,350 of the Company’s investment in ARS and preferred securities was classified in short-term investments and $21,468 was classified in long-term investments.

C.	FAIR VALUE MEASURMENTS

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

As of January 29, 2011 and January 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note B. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of January 29, 2011 and January 30, 2010.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 29, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities
Auction-rate securities	$-	$11,349	$8,586	$19,935
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	7,727	-	-	7,727
Totals	$7,753	$11,349	$8,586	$27,688

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 30, 2010	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities
Auction-rate securities	$1,261	$12,894	$8,637	$22,792
Municipal bonds	8,116	-	-	8,116
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	5,957	-	-	5,957
Totals	$15,360	$12,894	$8,637	$36,891

ARS, municipal bonds, and preferred securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of January 29, 2011 and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to February 2, 2008. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $714 of the Company’s recorded temporary impairment and $725 of the OTTI as of January 29, 2011. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3), as defined in FASB ASC 820, are as follows:

	Fiscal Year Ended January 29, 2011
	Level 1	Level 2	Level 3

Balance, beginning of year	$15,360	$12,894	$8,637
Total gains or losses (realized and unrealized):
Included in net income	621	-	-
Included in other comprehensive income	27	95	-
Purchases, sales, issuances, and settlements (net)	(8,255)	(1,640)	(51)
Transfers in and/or out	-	-	-
Balance, end of year	$7,753	$11,349	$8,586

	Fiscal Year Ended January 30, 2010
	Level 1	Level 2	Level 3

Balance, beginning of year	$6,240	$21,468	$7,260
Total gains or losses (realized and unrealized):
Included in net income	912	-	(725)
Included in other comprehensive income	20	(156)	263
Purchases, sales, issuances, and settlements (net)	6,888	(5,254)	(25)
Transfers in and/or out	1,300	(3,164)	1,864
Balance, end of year	$15,360	$12,894	$8,637

D.	PROPERTY AND EQUIPMENT

	January 29,	January 30,
	2011	2010

Land	$2,165	$1,959
Building and improvements	27,808	14,678
Office equipment	7,250	6,105
Transportation equipment	19,052	19,005
Leasehold improvements	127,504	119,941
Furniture and fixtures	124,341	110,579
Shipping/receiving equipment	25,451	15,783
Screenprinting equipment	111	111
Construction-in-progress	8,731	17,813
	$342,413	$305,974

E.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $17,500 of which $10,000 is available for letters of credit. The line of credit is scheduled to expire on July 31, 2012. Borrowings under the line of credit and letter of credit provide for interest to be paid at a rate equal to the prime rate as set by the Wells Fargo Bank, N.A. index on the date of the borrowings. There were no bank borrowings at January 29, 2011 and January 30, 2010. There were no bank borrowings during fiscal 2010, 2009, and 2008. The Company had outstanding letters of credit totaling $1,361 and $618 at January 29, 2011 and January 30, 2010, respectively.

F.	INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Current income tax expense (benefit):
Federal	$59,475	$66,059	$52,905
State	9,569	10,351	8,149
Deferred income tax expense (benefit):	10,952	414	(595)
Total	$79,996	$76,824	$60,459

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	3.0	3.4	3.6
Tax exempt interest income	(0.2)	(0.3)	(1.0)
Other	(0.5)	(0.5)	(0.9)
Effective tax rate	37.3%	37.6%	36.7%

Deferred income tax assets and liabilities are comprised of the following:

	January 29,	January 30,
	2011	2010
Deferred income tax assets (liabilities):
Inventory	$3,494	$3,641
Stock-based compensation	3,235	3,337
Accrued compensation	4,071	3,373
Accrued store operating costs	468	390
Unrealized loss on securities	1,731	2,021
Gift certificates redeemable	653	550
Allowance for doubtful accounts	15	13
Deferred rent liability	13,849	13,563
Property and equipment	(27,251)	(15,841)
Less: Valuation allowance	(241)	-
Net deferred income tax asset	$24	$11,047

At January 29, 2011 and January 30, 2010, respectively, the net current deferred income tax assets of $7,673 and $7,396 are classified in “prepaid expenses and other assets.”  At January 29, 2011, the net non-current deferred income tax liability of $7,649 is classified in “other liabilities”. At January 30, 2010, the net non-current deferred income tax asset of $3,651 is classified in “other assets”. There are no unrecognized tax benefits recorded in the Company’s financial statements at January 29, 2011 or January 30, 2010. The Company has no open examinations with the Internal Revenue Service and fiscal years 2007, 2008, 2009, and 2010 remain subject to examination by the Internal Revenue Service as well as state taxing authorities.

G.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,065 at January 29, 2011 and $1,035 at January 30, 2010, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

H.	COMMITMENTS

Leases – The Company conducts its operations in leased facilities under numerous non-cancelable operating leases expiring at various dates through fiscal 2021. Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the statements of income. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved. Operating lease base rental expense for fiscal 2010, 2009, and 2008 was $50,644, $45,805, and $41,687, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2010, 2009, and 2008 were $4,202, $4,153, and $3,202, respectively.

Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of January 29, 2011 are as follows:

Minimum Rental
Fiscal Year	Commitments

2011	$52,871
2012	48,933
2013	44,577
2014	39,689
2015	36,633
Thereafter	116,138
Total minimum rental commitments	$338,841

Litigation – From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of these financial statements, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

I.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $770, $1,130, and $1,022 for fiscal years 2010, 2009, and 2008, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $351, $428, and $341 for fiscal years 2010, 2009, and 2008, respectively.

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

As of January 29, 2011, 639,343 shares were available for grant under the various stock option plans, of which 449,739 were available for grant to executive officers. Also as of January 29, 2011, 468,919 shares were available for grant under the various restricted stock plans, of which 403,295 were available for grant to executive officers.

The Company accounts for stock-based compensation in accordance with FASB ASC 718, Compensation-Stock Compensation. Compensation expense was recognized fiscal 2010, 2009, and 2008 for new awards, based on the grant date fair value, as well as for the portion of awards granted in fiscal years prior to FASB ASC 718 adoption that was not vested as of the beginning of fiscal 2006. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
Stock-based compensation expense, before tax:
Stock options	$64	$175	$289
Non-vested shares of common stock	4,439	4,988	4,879
Total stock-based compensation expense, before tax	$4,503	$5,163	$5,168

Total stock-based compensation expense, after tax	$2,837	$3,253	$3,256

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For fiscal 2010, 2009, and 2008, the excess tax benefit realized from exercised stock options was $9,455, $2,661, and $11,268, respectively.

No stock options were granted during fiscal 2010 or 2009. Stock options granted during fiscal 2008 were granted under the Company’s 1993 Director Stock Option Plan. Grants were made with an exercise price equal to the market value of the Company’s common stock on the date of grant and a contractual term of ten years. Options granted under the 1993 Director Stock Option Plan typically vest over a period of three years.

The weighted average grant date fair value of options granted during fiscal 2008 was $8.41 per option. The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Fiscal Year Ended
January 31,
2009

Risk-free interest rate (1)	3.10%
Dividend yield (2)	2.40%
Expected volatility (3)	33.00%
Expected life - years (4)	7.0

(1)	Based on the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected lives of stock options.
(2)	Based on expected dividend yield as of the date of grant.
(3)	Based on historical volatility of the Company’s common stock over a period consistent with the expected life of stock options.
(4)	Based on historical and expected exercise behavior.

The Company has paid three special cash dividends during the past three fiscal years. On September 15, 2008, the Board of Directors authorized a $3.00 per share ($2.00 per share after 3-for-2 stock split) special cash dividend to be paid on October 27, 2008 to shareholders of record at the close of business on October 15, 2008. On September 21, 2009, the Board of Directors authorized a $1.80 per share special cash dividend to be paid on October 27, 2009 to shareholders of record at the close of business on October 15, 2009. On November 17, 2010, the Board of Directors authorized a $2.50 per share special cash dividend to be paid on December 21, 2010 to shareholders of record at the close of business on December 3, 2010. To preserve the intrinsic value for option holders, the Board also approved on each occasion, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options. This adjustment did not result in any incremental compensation expense.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal year ended January 29, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	1,352,111	$5.02
Granted	-	-
Other (1)	2,405	0.43
Expired/forfeited	-	-
Exercised	(754,010)	2.22
Outstanding - end of year	600,506	$4.54	3.00	years	$18,644

Exercisable - end of year	593,731	$4.35	2.96	years	$18,550

(1)
An adjustment was made to the exercise price and number of options outstanding for the special cash dividend paid during December 2010. “Other” represents additional options issued as a result of this adjustment in the fourth quarter of fiscal 2010.

The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008, respectively, was $25,976, $7,477, and $35,447. As of January 29, 2011, there was $0 of unrecognized compensation expense related to non-vested stock options.

Non-vested shares of common stock granted during fiscal 2008 were granted pursuant to the Company’s 2005 Restricted Stock Plan. Non-vested shares granted during fiscal 2009 and 2010 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended January 29, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	405,345	$23.29
Granted	243,900	28.53
Forfeited	(4,447)	25.51
Vested	(208,252)	23.55
Non-Vested - end of year	436,546	$26.07

As of January 29, 2011, there was $3,270 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.8 years. The total fair value of shares vested during fiscal 2010, 2009, and 2008 was $7,449, $6,517, and $5,128, respectively.

K.	EARNINGS PER SHARE

The following table provides reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	January 29, 2011			January 30, 2010			January 31, 2009
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Net income	$134,682	46,183	$2.92	$127,303	45,699	$2.79	$104,409	45,367	$2.30

Effect of Dilutive Securities
Stock options and
non-vested shares	-	842	(0.06)	-	993	(0.06)	-	1,207	(0.06)
Diluted EPS	$134,682	47,025	$2.86	$127,303	46,692	$2.73	$104,409	46,574	$2.24

Stock options to purchase 72,637 shares of common stock were not included in the computation of diluted earnings per share for fiscal 2008 because the options would be considered anti-dilutive. No stock options were deemed anti-dilutive and excluded from the computation of diluted earnings per share for either fiscal 2010 or 2009.

L.	SEGMENT INFORMATION

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories. The Company operated 420 stores located in 41 states throughout the continental United States as of January 29, 2011. The Company operates its business as one segment.

The following is information regarding the Company’s major product lines and is stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Denims	45.3%	42.9%	41.4%
Tops (including sweaters)	34.0	36.7	39.0
Accessories	8.4	7.7	7.7
Sportswear/fashions	4.7	5.0	4.6
Footwear	4.7	4.7	4.6
Outerwear	2.3	2.5	2.0
Casual bottoms	0.5	0.4	0.6
Other	0.1	0.1	0.1
	100.0%	100.0%	100.0%

M.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2010 and 2009 are as follows:

	Quarter
Fiscal 2010	First	Second	Third	Fourth

Net sales	$214,797	$188,639	$243,346	$303,056
Gross profit	$93,451	$75,388	$105,942	$144,348
Net income	$30,110	$20,747	$34,371	$49,454
Basic earnings per share	$0.65	$0.45	$0.75	$1.06
Diluted earnings per share	$0.64	$0.44	$0.73	$1.05

	Quarter
Fiscal 2009	First	Second	Third	Fourth

Net sales	$199,697	$192,906	$231,238	$274,446
Gross profit	$86,703	$82,278	$102,117	$129,521
Net income	$26,862	$24,994	$33,305	$42,142
Basic earnings per share	$0.59	$0.55	$0.73	$0.92
Diluted earnings per share	$0.58	$0.54	$0.71	$0.90

Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control–Integrated Framework. In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of January 29, 2011.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the internal control over financial reporting of The Buckle, Inc. (the “Company”) as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the fiscal year ended January 29, 2011, of the Company and our report dated March 30, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
March 30, 2011

ITEM 9B – OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2010 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, July 1, 2010.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 and 11 of this report and "Election of Directors" in the Company's Proxy Statement for its 2011 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Information required by this item appears under the following captions in the Company's Proxy Statement for its 2011 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2011 Annual Shareholders' Meeting and in the Notes to Financial Statements under Footnote J on pages 46 to 48 of this report and is incorporated by reference.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy for its 2011 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2011 Annual Shareholders' Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date: March 30, 2011	By:	/s/ DENNIS H. NELSON
Dennis H. Nelson,
President and Chief Executive Officer

Date: March 30, 2011	By:	/s/ KAREN B. RHOADS
Karen B. Rhoads,
Vice President of Finance
and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2011.

/s/ DANIEL J. HIRSCHFELD	/s/ BILL L .FAIRFIELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ BRUCE L. HOBERMAN
Dennis H. Nelson	Bruce L. Hoberman
President and Chief Executive Officer	Director
and Director

/s/ KAREN B. RHOADS	/s/ MICHAEL HUSS
Karen B. Rhoads	Michael Huss
Vice President of Finance and	Director
Principal Accounting Officer and Director

/s/ JOHN P. PEETZ	/s/ JAMES E. SHADA
John P. Peetz, III	James E. Shada
Director	Director

/s/ ROBERT E. CAMPBELL
Robert E. Campbell
Director

SCHEDULE II – Valuation and Qualifying Accounts and Reserves

Allowance for
Doubtful Accounts

Balance February 2, 2008	$62,000

Amounts charged to costs and expenses	275,558
Write-off of uncollectible accounts	(291,558)

Balance, January 31, 2009	46,000

Amounts charged to costs and expenses	358,065
Write-off of uncollectible accounts	(369,065)

Balance, January 30, 2010	35,000

Amounts charged to costs and expenses	340,247
Write-off of uncollectible accounts	(335,247)

Balance, January 29, 2011	$40,000

INDEX TO EXHIBITS

	Exhibits		Page Number or Incorporation
by Reference to
(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation	Exhibit 3.1 to Form S-1
		of The Buckle, Inc. as amended	No. 33-46294
	(3.1.1)	Amendment to the Articles of
Incorporation of The Buckle, Inc.
	(3.2)	By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1
No. 33-46294
(4)	Instruments defining the rights of security
holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions
of the Articles of Incorporation and
By-laws of the Registrant defining rights
of holders of Common Stock of the registrant

	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1
No. 33-46294
(9)	Not applicable

(10)	Material Contracts
	(10.1)	Acknowledgment for Dennis H. Nelson
dated March 22, 2011 (*)

	(10.2)	Acknowledgment for Karen B. Rhoads
dated March 22, 2011 (*)

	(10.3)	Acknowledgment for Brett P. Milkie
dated March 22, 2011 (*)

	(10.4)	Acknowledgment for Patricia K. Whisler
dated March 22, 2011 (*)

	(10.5)	Acknowledgment for Kari G. Smith
dated March 22, 2011 (*)

	(10.6)	Amended and Restated Non-Qualified
Deferred Compensation Plan (*)

	(10.7)	Revolving Line of Credit Note and Second	Exhibit 10.7 to Form 10-K
		Amendment to Credit Agreement, dated	filed for the fiscal year ended
		July 31, 2009 between The Buckle, Inc. and	January 30, 2010
Wells Fargo Bank, N.A. for a $17.5 million
line of credit

	(10.8)	1993 Director Stock Option Plan	Exhibit B to Proxy Statement
		Amended and Restated (*)	for Annual Meeting held
June 2, 2006
	(10.9)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement
for Annual Meeting held
May 28, 1998
	(10.10)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement
for Annual Meeting held
May 28, 1998

(10.11)	2005 Restricted Stock Plan (*)	Exhibit B to Proxy Statement
for Annual Meeting held
June 2, 2005
(10.12)	2009 Management Incentive Plan (*)	Exhibit A to Proxy Statement
for Annual Meeting held
May 29, 2009
(10.13)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement
For Annual Meeting held
May 28, 2008
(10.14)	2010 Management Incentive Plan (*)	Exhibit A to Proxy Statement
for Annual Meeting held
June 4, 2010
(11)	Not applicable

(12)	Not applicable

(13)	Not applicable

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a)
Under the Securities Exchange Act of 1934, as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C.
Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011, formatted in
XBRL (eXtensible Business Reporting Language): (i) Balance Sheets;
(ii) Statements of Income; (iii) Statements of Stockholders’ Equity;
(iv) Statements of Cash Flows; and (v) Notes to Financial Statements,
tagged as blocks of text.

(*) Denotes management contract or compensatory plan or arrangement