Form 10-Q
period 2011-04-30
BUCKLE INC
filed 2011-06-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

The number of shares outstanding of the Registrant's Common Stock, as of June 3, 2011, was 47,355,775.

THE BUCKLE, INC.

BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	April 30,	January 29,
ASSETS	2011	2011

CURRENT ASSETS:
Cash and cash equivalents	$139,292	$116,470
Short-term investments	21,497	22,892
Receivables	4,051	14,363
Inventory	89,866	88,593
Prepaid expenses and other assets	22,876	14,718
Total current assets	277,582	257,036

PROPERTY AND EQUIPMENT	347,959	342,413
Less accumulated depreciation and amortization	(178,103)	(173,179)
	169,856	169,234

LONG-TERM INVESTMENTS	65,179	66,162
OTHER ASSETS	2,416	2,412

	$515,033	$494,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$41,076	$33,489
Accrued employee compensation	15,278	36,018
Accrued store operating expenses	9,323	9,653
Gift certificates redeemable	12,914	17,213
Income taxes payable	9,796	-
Total current liabilities	88,387	96,373

DEFERRED COMPENSATION	8,734	7,727
DEFERRED RENT LIABILITY	37,617	37,430
OTHER LIABILITIES	7,421	7,649
Total liabilities	142,159	149,179

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 47,342,895 and 47,127,926
shares issued and outstanding at April 30, 2011 and January 29, 2011, respectively	474	471
Additional paid-in capital	92,900	89,719
Retained earnings	280,150	256,146
Accumulated other comprehensive loss	(650)	(671)
Total stockholders’ equity	372,874	345,665

	$515,033	$494,844

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010

SALES, Net of returns and allowances	$240,092	$214,797

COST OF SALES (Including buying, distribution, and occupancy costs)	137,148	121,346

Gross profit	102,944	93,451

OPERATING EXPENSES:
Selling	42,731	39,843
General and administrative	8,859	7,421
	51,590	47,264

INCOME FROM OPERATIONS	51,354	46,187

OTHER INCOME, Net	1,612	1,833

INCOME BEFORE INCOME TAXES	52,966	48,020

PROVISION FOR INCOME TAXES	19,497	17,910

NET INCOME	$33,469	$30,110

EARNINGS PER SHARE:
Basic	$0.72	$0.65

Diluted	$0.71	$0.64

Basic weighted average shares	46,748	46,053
Diluted weighted average shares	47,264	46,993

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2011
BALANCE, January 30, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

Net income	-	-	-	33,469	-	33,469
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,465)	-	(9,465)
Common stock issued on exercise
of stock options	83,819	1	512	-	-	513
Issuance of non-vested stock, net of forfeitures	131,150	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,621	-	-	1,621
Income tax benefit related to exercise of
stock options	-	-	1,050	-	-	1,050
Unrealized loss on investments, net of tax	-	-	-	-	21	21

BALANCE, April 30, 2011	47,342,895	$474	$92,900	$280,150	$(650)	$372,874

FISCAL 2010
BALANCE, January 31, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

Net income	-	-	-	30,110	-	30,110
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,337)	-	(9,337)
Common stock issued on exercise
of stock options	101,463	1	470	-	-	471
Issuance of non-vested stock, net of forfeitures	243,765	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,500	-	-	1,500
Stock option compensation expense	-	-	16	-	-	16
Income tax benefit related to exercise of
stock options	-	-	1,211	-	-	1,211
Unrealized loss on investments, net of tax	-	-	-	-	34	34

BALANCE, May 1, 2010	46,726,491	$467	$82,032	$296,524	$(759)	$378,264

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,469	$30,110
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	7,500	6,490
Amortization of non-vested stock grants, net of forfeitures	1,621	1,500
Stock option compensation expense	-	16
Deferred income taxes	(600)	(562)
Other	311	11
Changes in operating assets and liabilities:
Receivables	1,580	759
Inventory	(1,273)	3,446
Prepaid expenses and other assets	(7,865)	(7,352)
Accounts payable	9,744	11,177
Accrued employee compensation	(20,740)	(24,765)
Accrued store operating expenses	(330)	(474)
Gift certificates redeemable	(4,299)	(3,266)
Income taxes payable	18,620	15,384
Deferred rent liabilities and deferred compensation	1,194	1,138

Net cash flows from operating activities	38,932	33,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,590)	(20,700)
Proceeds from sale of property and equipment	-	14
Change in other assets	(4)	-
Purchases of investments	(2,107)	(15,240)
Proceeds from sales/maturities of investments	4,519	6,088

Net cash flows from investing activities	(8,182)	(29,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	513	471
Excess tax benefit from stock option exercises	1,024	1,169
Payment of dividends	(9,465)	(9,337)

Net cash flows from financing activities	(7,928)	(7,697)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,822	(3,923)

CASH AND CASH EQUIVALENTS, Beginning of period	116,470	135,340

CASH AND CASH EQUIVALENTS, End of period	$139,292	$131,417

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 30, 2011 AND MAY 1, 2010
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the financial statements for the fiscal year ended January 29, 2011, included in The Buckle, Inc.'s 2010 Form 10-K.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 422 stores located in 41 states throughout the continental United States as of April 30, 2011 and 412 stores in 41 states as of May 1, 2010. During the first quarter of fiscal 2011, the Company opened two new stores and substantially remodeled six stores. During the first quarter of fiscal 2010, the Company opened eleven new stores and substantially remodeled three stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
Merchandise Group	April 30, 2011	May 1, 2010

Denims	44.6%	45.4%
Tops (including sweaters)	31.3	32.9
Sportswear/Fashions	9.4	8.4
Accessories	7.7	6.5
Footwear	5.4	5.3
Outerwear	0.7	0.9
Casual bottoms	0.7	0.5
Other	0.2	0.1
	100.0%	100.0%

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 30, 2011			May 1, 2010
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$33,469	46,748	$0.72	$30,110	46,053	$0.65

Effect of Dilutive Securities:
Stock options and
non-vested shares	-	516	(0.01)	-	940	(0.01)
Diluted EPS	$33,469	47,264	$0.71	$30,110	46,993	$0.64

4.	Investments

The following is a summary of investments as of April 30, 2011:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$21,275	$-	$(1,031)	$(725)	$19,519
Preferred stock	2,000	-	-	(1,974)	26
	$23,275	$-	$(1,031)	$(2,699)	$19,545

Held-to-maturity securities:
State and municipal bonds	$51,497	$456	$(37)	$-	$51,916
Fixed maturities	6,300	68	-	-	6,368
Certificates of deposit	600	21	-	-	621
	$58,397	$545	$(37)	$-	$58,905

Trading securities:
Mutual funds	$8,734	$-	$-	$-	$8,734

The following is a summary of investments as of January 29, 2011:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$21,725	$-	$(1,065)	$(725)	$19,935
Preferred stock	2,000	-	-	(1,974)	26
	$23,725	$-	$(1,065)	$(2,699)	$19,961

Held-to-maturity securities:
State and municipal bonds	$52,352	$428	$(39)	$-	$52,741
Fixed maturities	6,314	80	-	-	6,394
Certificates of deposit	700	22	-	-	722
U.S. treasuries	2,000	-	-	-	2,000
	$61,366	$530	$(39)	$-	$61,857

Trading securities:
Mutual funds	$7,453	$274	$-	$-	$7,727

The auction-rate securities and preferred stock were invested as follows as of April 30, 2011:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	98% insured by AAA/AA/A-rated bond insurers at April 30, 2011	$10,400
Municipal bond funds	Fixed income instruments within issuers' money market funds	7,925
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$23,275

As of April 30, 2011, the Company’s auction-rate securities portfolio was 34% AAA/Aaa-rated, 45% AA/Aa-rated, 12% A-rated, and 9% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of April 30, 2011 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$21,497	$21,580
1 - 5 years	36,160	36,509
5 - 10 years	496	559
Greater than 10 years	244	257
	$58,397	$58,905

At April 30, 2011 and January 29, 2011, $19,545 and $19,961 of available-for-sale securities and $36,900 and $38,474 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of April 30, 2011, the reported investment amount is net of $1,031 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,031 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $650 in stockholders’ equity as of April 30, 2011. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of April 30, 2011, the Company had $21,275 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $19,519 and $26, respectively. As of January 29, 2011, the Company had $21,725 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $19,935 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the first quarter of fiscal 2011, the Company was able to successfully liquidate $450 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of April 30, 2011 and January 29, 2011, all of the Company’s investments in ARS and preferred securities were classified in long-term investments.

5.	Fair Value Measurements

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

As of April 30, 2011 and January 29, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of April 30, 2011 and January 29, 2011.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
April 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$8,171	$11,348	$19,519
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	8,734	-	-	8,734
Totals	$8,760	$8,171	$11,348	$28,279

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 29, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$11,349	$8,586	$19,935
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	7,727	-	-	7,727
Totals	$7,753	$11,349	$8,586	$27,688

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $877 of the Company’s recorded temporary impairment and $725 of the OTTI as of April 30, 2011. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

Thirteen Weeks Ended April 30, 2011
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities			Trading Securities
	Auction-rate		Preferred	Mutual
	Securities		Stock	Funds	Total
Balance, beginning of year	$8,586		$-	$-	$8,586
Transfers into Level 3	2,787	(a)	-	-	2,787
Transfers out of Level 3	-		-	-	-
Total gains and losses:
Included in net income	-		-	-	-
Included in other
comprehensive income	-		-	-	-
Purchases, Issuances,
Sales, and Settlements:
Purchases	-		-	-	-
Issuances	-		-	-	-
Sales	(25)		-	-	(25)
Settlements	-		-	-	-
Balance, end of quarter	$11,348		$-	$-	$11,348

(a)
Transferred from Level 2 to Level 3 due to lack of observable market data due to reduction in market activity. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

Thirteen Weeks Ended May 1, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$8,637	$-	$-	$8,637
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains and losses:
Included in net income	-	-	-	-
Included in other
comprehensive income	-	-	-	-
Purchases, Issuances,
Sales, and Settlements:
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(28)	-	-	(28)
Settlements	-	-	-	-
Balance, end of quarter	$8,609	$-	$-	$8,609

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Net income	$33,469	$30,110
Changes in net unrealized losses on investments
in auction-rate-securities, net of taxes of $(13) and $(20)	21	34
Comprehensive income	$33,490	$30,144

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended April 30, 2011 and May 1, 2010 of $2,157 and $2,234, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended April 30, 2011 and May 1, 2010 of $453 and $1,919, respectively.

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

As of April 30, 2011, 639,343 shares were available for grant under the various stock option plans, of which 449,739 were available for grant to executive officers. Also as of April 30, 2011, 337,769 shares were available for grant under the Company’s various restricted stock plans, of which 285,645 shares were available for grant to executive officers.

Compensation expense was recognized during the first quarter of fiscal 2011 and fiscal 2010 for equity-based grants, based on the grant date fair value of the awards. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Stock-based compensation expense, before tax:
Stock options	$-	$16
Non-vested shares of common stock	1,621	1,500
Total stock-based compensation expense, before tax	$1,621	$1,516

Total stock-based compensation expense, after tax	$1,021	$955

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the fiscal quarters ended April 30, 2011 and May 1, 2010, the excess tax benefit realized from exercised stock options was $1,024 and $1,169, respectively.

No stock options were granted during fiscal 2011 or fiscal 2010. On November 17, 2010, the Board of Directors authorized a $2.50 per share special cash dividend to be paid on December 21, 2010 to shareholders of record at the close of business on December 3, 2010. To preserve the intrinsic value for option holders, the Board also approved, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options. This adjustment did not result in any incremental compensation expense.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal quarter ended April 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	600,506	$4.54
Granted	-	-
Expired/forfeited	-	-
Exercised	(83,819)	6.12
Outstanding - end of quarter	516,687	$4.29	2.81	years	$21,289

Exercisable - end of quarter	516,687	$4.29	2.81	years	$21,289

The total intrinsic value of options exercised during the fiscal quarters ended April 30, 2011 and May 1, 2010 was $3,016 and $3,332, respectively. As of April 30, 2011, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the first quarter of fiscal 2011 and fiscal 2010 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal quarter ended April 30, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	436,546	$26.07
Granted	245,500	35.59
Forfeited	(114,350)	28.42
Vested	(31,872)	28.87
Non-Vested - end of quarter	535,824	$29.76

As of April 30, 2011, there was $9,867 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the fiscal quarters ended April 30, 2011 and May 1, 2010 was $1,161 and $1,871, respectively.

9.	Recently Issued Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 5 to these financial statements. The adoption of this statement had no effect on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen-week periods ended April 30, 2011 and May 1, 2010:

	Percentage of Net Sales
	Thirteen Weeks Ended		Percentage
	April 30, 2011	May 1, 2010	Increase/(Decrease)

Net sales	100.0%	100.0%	11.8%
Cost of sales (including buying,
distribution, and occupancy costs)	57.1%	56.5%	13.0%
Gross profit	42.9%	43.5%	10.2%
Selling expenses	17.8%	18.5%	7.2%
General and administrative expenses	3.7%	3.5%	19.4%
Income from operations	21.4%	21.5%	11.2%
Other income, net	0.6%	0.8%	-12.0%
Income before income taxes	22.0%	22.3%	10.3%
Provision for income taxes	8.1%	8.3%	8.9%
Net income	13.9%	14.0%	11.2%

Net sales increased from $214.8 million in the first quarter of fiscal 2010 to $240.1 million in the first quarter of fiscal 2011, an 11.8% increase. Comparable store sales increased by $16.1 million, or 8.1%, for the thirteen week period ended April 30, 2011 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 5.8% increase in the number of transactions at comparable stores, a 2.3% increase in the average number of units sold per transaction, and a 0.1% increase in the average retail price of merchandise sold during the quarter. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 21 new stores opened during fiscal 2010, to the opening of 2 new stores during the first quarter of fiscal 2011, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 18.6% to $17.1 million. Average sales per square foot increased 8.4% from $97.69 for the first quarter of fiscal 2010 to $105.85 for the first quarter of fiscal 2011. Total square footage as of April 30, 2011 was 2.108 million.

The Company’s average retail price per piece of merchandise sold increased $0.04, or 0.1%, during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. This $0.04 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 10.9% increase in average woven shirt price points ($0.27), a 7.0% increase in average active apparel price points ($0.25), a 5.4% increase in average accessory price points ($0.17), and increased price points in certain other categories ($0.08). These increases were partially offset by a shift in the merchandise mix (-$0.39), a 0.6% decrease in average denim price points (-$0.13), a 1.0% decrease in average knit shirt price points (-$0.11), and a 3.9% decrease in average footwear price points (-$0.10). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $93.5 million for the first quarter of fiscal 2010 to $102.9 million for the first quarter of fiscal 2011, a 10.2% increase. As a percentage of net sales, gross profit decreased from 43.5% in the first quarter of fiscal 2010 to 42.9% in the first quarter of fiscal 2011. The decrease was attributable to an increase in distribution costs (0.40%, as a percentage of net sales) and a reduction in merchandise margins (0.30%, as a percentage of net sales), which were partially offset by a reduction in the incentive bonus accrual (0.10%, as a percentage of net sales). The increase in distribution costs for the quarter was primarily attributable to additional depreciation expense related to the Company’s new distribution center that went live during the third quarter of fiscal 2010 and increased shipping costs.

Selling expenses increased from $39.8 million for the first quarter of fiscal 2010 to $42.7 million for the first quarter of fiscal 2011, a 7.2% increase. As a percentage of net sales, selling expenses decreased from 18.5% in the first quarter of fiscal 2010 to 17.8% in the first quarter of fiscal 2011. The reduction was primarily attributable to reductions in expense related to certain store supplies (0.45%, as a percentage of net sales), expense related to the incentive bonus accrual (0.15%, as a percentage of net sales), and health insurance claims expense (0.15%, as a percentage of net sales).

General and administrative expenses increased from $7.4 million for the first quarter of fiscal 2010 to $8.9 million for the first quarter of fiscal 2011, a 19.4% increase. As a percentage of net sales, general and administrative expenses increased from 3.5% in the first quarter of fiscal 2010 to 3.7% in the first quarter of fiscal 2011. The increase was primarily attributable to expense incurred related to a store closure (0.10%, as a percentage of net sales) and an increase in certain other general and administrative expenses (0.10%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 11.2% to $51.4 million for the first quarter of fiscal 2011 compared to $46.2 million for the first quarter of fiscal 2010. Income from operations was 21.4% of net sales for the first quarter of fiscal 2011 compared to 21.5% for the first quarter of fiscal 2010.

Other income was $1.6 million for the first quarter of fiscal 2011compared to $1.8 million for the first quarter of fiscal 2010. The Company’s other income is derived primarily from interest and dividends received on the cash and investments.

Income tax expense as a percentage of pre-tax income was 36.8% in the first quarter of fiscal 2011 compared to 37.3% in the first quarter of fiscal 2010, bringing net income to $33.5 million in the first quarter of fiscal 2011 compared to $30.1 million in the first quarter of fiscal 2010, an increase of 11.2%.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2011, the Company had working capital of $189.2 million, including $139.3 million of cash and cash equivalents and short-term investments of $21.5 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2011 and 2010, the Company’s cash flow from operating activities was $38.9 million and $33.6 million, respectively.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first quarter of fiscal 2011 and 2010, the Company invested $8.6 million and $9.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $2.0 million and $11.1 million in the first quarter of fiscal 2011 and 2010, respectively, in capital expenditures for the corporate headquarters and distribution facility. Capital spending for the corporate headquarters and distribution facility during fiscal 2010 included payments made as work progressed on the Company’s new $25.0 million distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in late September 2010 and the new facility is the only operating store distribution center.

During the remainder of fiscal 2011, the Company anticipates completing approximately 30 additional store construction projects, including approximately 11 new stores and approximately 19 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2011 will be approximately $30 to $35 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of April 30, 2011, had total cash and investments of $226.0 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2011 or 2010.

Auction-Rate Securities - As of April 30, 2011, total cash and investments included $19.5 million of auction-rate securities (“ARS”) and preferred securities, which compares to $20.0 million of ARS and preferred securities as of January 29, 2011. The entire $19.5 million in ARS and preferred securities as of April 30, 2011 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of April 30, 2011, the reported investment amount is net of a $1.0 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.0 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of April 30, 2011. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending April 30, 2011 have not changed materially from those utilized for the fiscal year ended January 29, 2011, included in The Buckle Inc.’s 2010 Annual Report on Form 10-K .

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $12.9 million and $17.2 million as of April 30, 2011and January 29, 2011, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.7 million at both April 30, 2011and January 29, 2011.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $4.6 million and $5.1 million as of April 30, 2011 and January 29, 2011, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of April 30, 2011 and January 29, 2011, the Company’s non-current deferred tax liability includes a $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of April 30, 2011.

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

The following tables identify the material obligations and commitments as of April 30, 2011:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$8,471	$7,277	$1,194	$-	$-
Deferred compensation	8,734	-	-	-	8,734
Operating leases	349,650	53,705	96,344	78,232	121,369
Total contractual obligations	$366,855	$60,982	$97,538	$78,232	$130,103

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2011 or the first quarter of fiscal 2010. The Company had outstanding letters of credit totaling $2.7 million and $1.4 million at April 30, 2011 and January 29, 2011, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2010, 2009, and 2008, the holiday and back-to-school seasons accounted for approximately 35%, 35%, and 37%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen-week periods ended April 30, 2011 and May 1, 2010. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The new disclosures about fair value measurements are presented in Note 5 to the financial statements included in this Form 10-Q. The adoption of this statement had no effect on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of April 30, 2011, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At April 30, 2011, the Company held $23.3 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.0 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of April 30, 2011. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended April 30, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 30, 2011 to Feb. 26, 2011	-	-	-	552,500
Feb. 27, 2011 to April 2, 2011	-	-	-	552,500
April 3, 2011 to April 30, 2011	-	-	-	552,500
	-	-	-

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

(b)
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements, tagged as blocks of text.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

 THE BUCKLE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Dated: June 9, 2011	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: June 9, 2011	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)