Form 10-Q
period 2011-07-30
BUCKLE INC
filed 2011-09-08
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2011

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

The number of shares outstanding of the Registrant's Common Stock, as of September 2, 2011, was 47,353,305.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

BALANCE SHEETS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	July 30,	January 29,
ASSETS	2011	2011

CURRENT ASSETS:
Cash and cash equivalents	$114,903	$116,470
Short-term investments	24,628	22,892
Receivables	9,388	14,363
Inventory	126,842	88,593
Prepaid expenses and other assets	15,074	14,718
Total current assets	290,835	257,036

PROPERTY AND EQUIPMENT	355,525	342,413
Less accumulated depreciation and amortization	(180,361)	(173,179)
	175,164	169,234

LONG-TERM INVESTMENTS	58,563	66,162
OTHER ASSETS	2,416	2,412

	$526,978	$494,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$46,469	$33,489
Accrued employee compensation	17,225	36,018
Accrued store operating expenses	9,346	9,653
Gift certificates redeemable	11,514	17,213
Total current liabilities	84,554	96,373

DEFERRED COMPENSATION	8,547	7,727
DEFERRED RENT LIABILITY	37,736	37,430
OTHER LIABILITIES	7,187	7,649
Total liabilities	138,024	149,179

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 47,361,905 and 47,127,926
shares issued and outstanding at July 30, 2011 and January 29, 2011, respectively	474	471
Additional paid-in capital	94,804	89,719
Retained earnings	294,235	256,146
Accumulated other comprehensive loss	(559)	(671)
Total stockholders’ equity	388,954	345,665

	$526,978	$494,844

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010

SALES, Net of returns and allowances	$212,378	$188,639	$452,470	$403,436

COST OF SALES (Including buying,
distribution, and occupancy costs)	125,233	113,251	262,381	234,597

Gross profit	87,145	75,388	190,089	168,839

OPERATING EXPENSES:
Selling	42,428	36,644	85,159	76,487
General and administrative	7,942	6,218	16,801	13,639
	50,370	42,862	101,960	90,126

INCOME FROM OPERATIONS	36,775	32,526	88,129	78,713

OTHER INCOME, Net	506	566	2,118	2,399

INCOME BEFORE INCOME TAXES	37,281	33,092	90,247	81,112

PROVISION FOR INCOME TAXES	13,723	12,345	33,220	30,255

NET INCOME	$23,558	$20,747	$57,027	$50,857

EARNINGS PER SHARE:
Basic	$0.50	$0.45	$1.22	$1.10

Diluted	$0.50	$0.44	$1.21	$1.08

Basic weighted average shares	46,824	46,165	46,786	46,109
Diluted weighted average shares	47,314	47,059	47,289	47,026

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2011
BALANCE, January 30, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

Net income	-	-	-	57,027	-	57,027
Dividends paid on common stock,
($0.40 per share)	-	-	-	(18,938)	-	(18,938)
Common stock issued on exercise
of stock options	105,244	1	570	-	-	571
Issuance of non-vested stock, net of forfeitures	128,735	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	3,128	-	-	3,128
Income tax benefit related to exercise of
stock options	-	-	1,389	-	-	1,389
Unrealized loss on investments, net of tax	-	-	-	-	112	112

BALANCE, July 30, 2011	47,361,905	$474	$94,804	$294,235	$(559)	$388,954

FISCAL 2010
BALANCE, January 31, 2010	46,381,263	$464	$78,837	$275,751	$(793)	$354,259

Net income	-	-	-	50,857	-	50,857
Dividends paid on common stock,
($0.40 per share)	-	-	-	(18,694)	-	(18,694)
Common stock issued on exercise
of stock options	166,323	2	839	-	-	841
Issuance of non-vested stock, net of forfeitures	243,235	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	2,168	-	-	2,168
Stock option compensation expense	-	-	32	-	-	32
Income tax benefit related to exercise of
stock options	-	-	1,842	-	-	1,842
Unrealized loss on investments, net of tax	-	-	-	-	126	126

BALANCE, July 31, 2010	46,790,821	$468	$83,716	$307,914	$(667)	$391,431

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

STATEMENTS OF CASH FLOWS
(Dollar Amounts in Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 30,	July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,027	$50,857
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	15,308	13,362
Amortization of non-vested stock grants, net of forfeitures	3,128	2,168
Stock option compensation expense	-	32
Deferred income taxes	(1,157)	(815)
Other	428	272
Changes in operating assets and liabilities:
Receivables	(348)	1,401
Inventory	(38,249)	(20,493)
Prepaid expenses and other assets	203	(8,203)
Accounts payable	14,482	16,628
Accrued employee compensation	(18,793)	(25,187)
Accrued store operating expenses	(307)	(528)
Gift certificates redeemable	(5,699)	(4,197)
Income taxes payable	5,436	(6,809)
Deferred rent liabilities and deferred compensation	1,126	2,101

Net cash flows from operating activities	32,585	20,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(23,170)	(37,492)
Proceeds from sale of property and equipment	2	14
Change in other assets	(4)	(794)
Purchases of investments	(7,973)	(32,281)
Proceeds from sales/maturities of investments	14,014	23,760

Net cash flows from investing activities	(17,131)	(46,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	571	841
Excess tax benefit from stock option exercises	1,346	1,799
Payment of dividends	(18,938)	(18,694)

Net cash flows from financing activities	(17,021)	(16,054)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,567)	(42,258)

CASH AND CASH EQUIVALENTS, Beginning of period	116,470	135,340

CASH AND CASH EQUIVALENTS, End of period	$114,903	$93,082

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.
NOTES TO FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2011 AND JULY 31, 2010
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 427 stores located in 41 states throughout the continental United States as of July 30, 2011 and 419 stores in 41 states as of July 31, 2010. During the twenty-six week period ended July 30, 2011, the Company opened nine new stores, substantially remodeled sixteen stores, and closed two stores; which includes seven new stores, ten substantial remodels, and two closed stores during the second quarter. During the twenty-six week period ended July 31, 2010, the Company opened eighteen new stores and substantially remodeled fifteen stores; which includes seven new stores and twelve substantial remodels during the second quarter.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Denims	38.5%	37.8%	41.7%	41.9%
Tops (including sweaters)	34.5	36.3	32.8	34.5
Sportswear/Fashions	11.1	10.9	10.2	9.6
Accessories	8.9	8.9	8.3	7.6
Footwear	5.6	4.9	5.5	5.1
Outerwear	0.5	0.5	0.6	0.7
Casual bottoms	0.6	0.5	0.6	0.5
Other	0.3	0.2	0.3	0.1
	100.0%	100.0%	100.0%	100.0%

3.	Net Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 30, 2011			July 31, 2010
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$23,558	46,824	$0.50	$20,747	46,165	$0.45
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	490	-	-	894	(0.01)
Diluted EPS	$23,558	47,314	$0.50	$20,747	47,059	$0.44

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	July 30, 2011			July 31, 2010
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$57,027	46,786	$1.22	$50,857	46,109	$1.10
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	503	(0.01)	-	917	(0.02)
Diluted EPS	$57,027	47,289	$1.21	$50,857	47,026	$1.08

4.	Investments

The following is a summary of investments as of July 30, 2011:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$19,025	$-	$(887)	$(725)	$17,413
Preferred stock	2,000	-	-	(1,974)	26
	$21,025	$-	$(887)	$(2,699)	$17,439

Held-to-maturity securities:
State and municipal bonds	$51,569	$537	$(30)	$-	$52,076
Fixed maturities	5,036	50	-	-	5,086
Certificates of deposit	600	20	-	-	620
	$57,205	$607	$(30)	$-	$57,782

Trading securities:
Mutual funds	$8,787	$-	$(240)	$-	$8,547

The following is a summary of investments as of January 29, 2011:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$21,725	$-	$(1,065)	$(725)	$19,935
Preferred stock	2,000	-	-	(1,974)	26
	$23,725	$-	$(1,065)	$(2,699)	$19,961

Held-to-maturity securities:
State and municipal bonds	$52,352	$428	$(39)	$-	$52,741
Fixed maturities	6,314	80	-	-	6,394
Certificates of deposit	700	22	-	-	722
U.S. treasuries	2,000	-	-	-	2,000
	$61,366	$530	$(39)	$-	$61,857

Trading securities:
Mutual funds	$7,453	$274	$-	$-	$7,727

The auction-rate securities and preferred stock were invested as follows as of July 30, 2011:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	98% insured by AAA/AA/A-rated bond insurers at July 30, 2011	$10,375
Municipal bond funds	Fixed income instruments within issuers' money market funds	5,700
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$21,025

As of July 30, 2011, the Company’s auction-rate securities portfolio was 27% AAA/Aaa-rated, 50% AA/Aa-rated, 14% A-rated, and 9% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of July 30, 2011 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$24,628	$24,760
1 - 5 years	31,837	32,197
5 - 10 years	496	566
Greater than 10 years	244	259
	$57,205	$57,782

At July 30, 2011 and January 29, 2011, $17,439 and $19,961 of available-for-sale securities and $32,577 and $38,474 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of July 30, 2011, the reported investment amount is net of $887 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $887 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $559 in stockholders’ equity as of July 30, 2011. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated through future auctions at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of July 30, 2011, the Company had $19,025 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $17,413 and $26, respectively. As of January 29, 2011, the Company had $21,725 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $19,935 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the second quarter of fiscal 2011, the Company was able to successfully liquidate $2,250 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of July 30, 2011 and January 29, 2011, all of the Company’s investments in ARS and preferred securities were classified in long-term investments.

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

As of July 30, 2011 and January 29, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 30, 2011 and January 29, 2011.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
July 30, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$5,999	$11,414	$17,413
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	8,547	-	-	8,547
Totals	$8,573	$5,999	$11,414	$25,986

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 29, 2011	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$11,349	$8,586	$19,935
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	7,727	-	-	7,727
Totals	$7,753	$11,349	$8,586	$27,688

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $786 of the Company’s recorded temporary impairment and $725 of the OTTI as of July 30, 2011. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Twenty-six Weeks Ended July 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities			Trading Securities
	Auction-rate		Preferred	Mutual
	Securities		Stock	Funds	Total
Balance, beginning of year	$8,586		$-	$-	$8,586
Transfers into Level 3	2,787	(a)	-	-	2,787
Transfers out of Level 3	-		-	-	-
Total gains and losses:
Included in net income	-		-	-	-
Included in other
comprehensive income	91		-	-	91
Purchases, Issuances,
Sales, and Settlements:
Purchases	-		-	-	-
Issuances	-		-	-	-
Sales	(50)		-	-	(50)
Settlements	-		-	-	-
Balance, end of quarter	$11,414		$-	$-	$11,414

(a)
Transferred from Level 2 to Level 3 due to lack of observable market data due to reduction in market activity. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

Twenty-six Weeks Ended July 31, 2010
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$8,637	$-	$-	$8,637
Transfers into Level 3	-	-	-	-
Transfers out of Level 3	-	-	-	-
Total gains and losses:
Included in net income	-	-	-	-
Included in other
comprehensive income	-	-	-	-
Purchases, Issuances,
Sales, and Settlements:
Purchases	-	-	-	-
Issuances	-	-	-	-
Sales	(51)	-	-	(51)
Settlements	-	-	-	-
Balance, end of quarter	$8,586	$-	$-	$8,586

6.	Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities. Unrealized losses on the Company’s investments in auction-rate securities have been included in accumulated other comprehensive loss and are separately included as a component of stockholders’ equity, net of related income taxes.

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010

Net income	$23,558	$20,747
Changes in net unrealized losses on investments,
net of taxes of $(53) and $(54)	91	92
Comprehensive Income	$23,649	$20,839

	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010

Net income	$57,027	$50,857
Changes in net unrealized losses on investments,
net of taxes of $(66) and $(74)	112	126
Comprehensive Income	$57,139	$50,983

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 30, 2011 and July 31, 2010 of $1,502 and $2,378, respectively. The non-cash investing activity relates to unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the quarter. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 30, 2011 and July 31, 2010 of $27,352 and $36,081, respectively.

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

As of July 30, 2011, 639,343 shares were available for grant under the various stock option plans, of which 449,739 were available for grant to executive officers. Also as of July 30, 2011, 340,184 shares were available for grant under the Company’s various restricted stock plans, of which 288,060 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2011 and fiscal 2010 for equity-based grants, based on the grant date fair value of the awards. The fair value of stock options is determined using the Black-Scholes option pricing model, while the fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of stock-based compensation expense is as follows:

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Stock-based compensation expense, before tax:
Stock options	$-	$16
Non-vested shares of common stock	1,507	668
Total stock-based compensation expense, before tax	$1,507	$684

Total stock-based compensation expense, after tax	$949	$431

	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
Stock-based compensation expense, before tax:
Stock options	$-	$32
Non-vested shares of common stock	3,128	2,168
Total stock-based compensation expense, before tax	$3,128	$2,200

Total stock-based compensation expense, after tax	$1,971	$1,386

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the statements of cash flows. For the twenty-six week periods ended July 30, 2011 and July 31, 2010, the excess tax benefit realized from exercised stock options was $1,346 and $1,799, respectively.

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

A summary of the Company’s stock-based compensation activity related to stock options for the twenty-six week period ended July 30, 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	600,506	$4.54
Granted	-	-
Expired/forfeited	-	-
Exercised	(105,244)	5.43
Outstanding - end of quarter	495,262	$4.36	2.61	years	$19,788

Exercisable - end of quarter	495,262	$4.36	2.61	years	$19,788

The total intrinsic value of options exercised during the twenty-six week periods ended July 30, 2011 and July 31, 2010 was $3,945 and $5,117, respectively. As of July 30, 2011, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the twenty-six week periods ended July 30, 2011 and July 31, 2010 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 30, 2011 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	436,546	$26.07
Granted	245,500	35.59
Forfeited	(116,765)	28.43
Vested	(32,060)	28.91
Non-Vested - end of quarter	533,221	$29.77

As of July 30, 2011, there was $8,361 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the twenty-six week periods ended July 30, 2011 and July 31, 2010 was $1,169 and $1,871, respectively.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income –Presentation of Comprehensive Income. ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

The table below sets forth the percentage relationships of sales and various expense categories in the Statements of Income for the thirteen and twenty-six week periods ended July 30, 2011 and July 31, 2010:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	July 30, 2011	July 31, 2010	(Decrease)	July 30, 2011	July 31, 2010	(Decrease)

Net sales	100.0%	100.0%	12.6%	100.0%	100.0%	12.2%
Cost of sales (including buying,
distribution, and occupancy costs)	59.0%	60.0%	10.6%	58.0%	58.1%	11.8%
Gross profit	41.0%	40.0%	15.6%	42.0%	41.9%	12.6%
Selling expenses	20.0%	19.4%	15.8%	18.8%	19.0%	11.3%
General and administrative expenses	3.7%	3.3%	27.7%	3.7%	3.4%	23.2%
Income from operations	17.3%	17.3%	13.1%	19.5%	19.5%	12.0%
Other income, net	0.3%	0.3%	-10.7%	0.4%	0.6%	-11.7%
Income before income taxes	17.6%	17.6%	12.7%	19.9%	20.1%	11.3%
Provision for income taxes	6.5%	6.6%	11.2%	7.3%	7.5%	9.8%
Net income	11.1%	11.0%	13.5%	12.6%	12.6%	12.1%

Net sales increased from $188.6 million in the second quarter of fiscal 2010 to $212.4 million in the second quarter of fiscal 2011, a 12.6% increase. Comparable store sales increased by $15.5 million, or 8.9%, for the thirteen week period ended July 30, 2011 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 4.3% increase in the number of transactions at comparable stores during the period, a 3.9% increase in the average retail price per piece of merchandise sold during the period, and a 0.4% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 10 new stores opened after the first quarter of fiscal 2010, to the opening of 9 new stores during the first two quarters of fiscal 2011, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 21.8% to $14.3 million.

The Company’s average retail price per piece of merchandise sold increased $1.58, or 3.9%, during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. This $1.58 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.2% increase in average denim price points ($0.51), a shift in the merchandise mix ($0.32), a 2.8% increase in average knit shirt price points ($0.32), a 5.1% increase in average active apparel price points ($0.21), a 3.3% increase in average woven shirt price points ($0.09), and increased price points in certain other categories ($0.13). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $403.4 million for the first two quarters of fiscal 2010 to $452.5 million for the first two quarters of fiscal 2011, a 12.2% increase. Comparable store sales increased by $31.3 million, or 8.5%, for the twenty-six week period ended July 30, 2011 compared to the same period in the prior year. The comparable store sales increase was primarily due to a 5.1% increase in the number of transactions at comparable stores during the period, a 1.9% increase in the average retail price per piece of merchandise sold during the period, and a 1.3% increase in the average number of units sold per transaction. Sales growth for the twenty-six week period was also attributable to the inclusion of a full two quarters of operating results for the 21 new stores opened during fiscal 2010, to the opening of 9 new stores during the first two quarters of fiscal 2011, and to growth in online sales. Online sales for the year-to-date period increased 20.1% to $31.4 million. Average sales per square foot increased 9.0% from $182.37 for the twenty-six week period ended July 31, 2010 to $198.74 for the twenty-six week period ended July 30, 2011. Total square footage as of July 30, 2011 was 2.138 million.

The Company’s average retail price per piece of merchandise sold increased $0.81, or 1.9%, during the first two quarters of fiscal 2011 compared to the first two quarters of fiscal 2010. This $0.81 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 6.0% increase in average active apparel price points ($0.23), a 7.2% increase in average woven shirt price points ($0.19), a 1.0% increase in average denim price points ($0.18), a 0.9% increase in average knit shirt price points ($0.10), and a 3.6% increase in average accessory price points ($0.13). These increases were partially offset by a shift in the merchandise mix (-$0.02). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $75.4 million in the second quarter of fiscal 2010 to $87.1 million in the second quarter of fiscal 2011, a 15.6% increase. As a percentage of net sales, gross profit increased from 40.0% in the second quarter of fiscal 2010 to 41.0% in the second quarter of fiscal 2011. The increase was attributable to 0.80% improvement, as a percentage of net sales, in actual merchandise margins and the leveraging of certain occupancy costs (0.70%, as a percentage of net sales), which were partially offset by an increase in distribution costs (0.50%, as a percentage of net sales).

Year-to-date, gross profit increased from $168.8 million for the twenty-six week period ended July 31, 2010  to $190.1 million for the twenty-six week period ended July 30, 2011, a 12.6% increase. As a percentage of net sales, gross profit increased from 41.9% for the first half of fiscal 2010 to 42.0% for the first half of fiscal 2011. The increase was attributable to 0.20% improvement, as a percentage of net sales, in actual merchandise margins and the leveraging of certain occupancy costs (0.40%, as a percentage of net sales), which were partially offset by an increase in distribution costs (0.50%, as a percentage of net sales).

The increase in merchandise margins for both the quarter and year-to-date period was the result of reduced markdowns, as a result of strong sell-throughs on new product, which were partially offset by an increase in redemptions through the Company’s Primo Card loyalty program. The increase in distribution costs for both the quarter and year-to-date period was primarily attributable to additional depreciation expense related to the Company’s new distribution center that went live during the third quarter of fiscal 2010 and increased shipping costs related to the shipment of merchandise from the distribution center to the stores and the transfer of inventory between stores.

Selling expenses increased from $36.6 million for the second quarter of fiscal 2010 to $42.4 million for the second quarter of fiscal 2011, a 15.8% increase. As a percentage of net sales, selling expenses increased from 19.4% for the second quarter of fiscal 2010 to 20.0% for the second quarter of fiscal 2011. The increase was primarily attributable to an increase in expense related to the incentive bonus accrual (0.45%, as a percentage of net sales) and an increase in store payroll expense (0.15%, as a percentage of net sales).

Year-to-date, selling expenses increased from $76.5 million in the first half of fiscal 2010 to $85.2 million in the first half of fiscal 2011, an 11.3% increase. As a percentage of net sales, selling expenses decreased from 19.0% in fiscal 2010 to 18.8% in fiscal 2011. The reduction was primarily attributable to reductions in expense related to certain store supplies (0.20%, as a percentage of net sales) and health insurance claims (0.15%, as a percentage of net sales), which were partially offset by an increase in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales).

General and administrative expenses increased from $6.2 million in the second quarter of fiscal 2010 to $7.9 million in the second quarter of fiscal 2011, a 27.7% increase. As a percentage of net sales, general and administrative expenses increased from 3.3% in the second quarter of fiscal 2010 to 3.7% in the second quarter of fiscal 2011. The increase was primarily attributable to an increase in equity compensation expense (0.40%, as a percentage of net sales).

Year-to-date, general and administrative expense increased from $13.6 million for the first half of fiscal 2010 to $16.8 million for the first half of fiscal 2011, a 23.2% increase. As a percentage of net sales, general and administrative expenses increased from 3.4% in fiscal 2010 to 3.7% in fiscal 2011. The increase was primarily attributable to an increase in equity compensation expense (0.10%, as a percentage of net sales), an increase in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales), and current year expense related to the early termination of two store leases (0.10%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 13.1% to $36.8 million for the second quarter of fiscal 2011 compared to $32.5 million for the second quarter of fiscal 2010. Income from operations was 17.3% of net sales for both the second quarter of fiscal 2011 and the second quarter of fiscal 2010. Income from operations, for the twenty-six week period ended July 30, 2011, increased 12.0% to $88.1 million compared to $78.7 million for the twenty-six week period ended July 31, 2010. Income from operations was 19.5% of net sales for both the first half of fiscal 2011 and the first half of fiscal 2010.

Other income decreased from $0.6 million for the second quarter of fiscal 2010 to $0.5 million for the second quarter of fiscal 2011. Other income for the year-to-date period decreased from $2.4 million for the twenty-six week period ended July 31, 2010 to $2.1 million for the twenty-six week period ended July 30, 2011. The Company’s other income is derived primarily from interest and dividends received on the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 36.8% in the second quarter of fiscal 2011 and 37.3% in the second quarter of fiscal 2010, bringing net income to $23.6 million in the second quarter of fiscal 2011 compared to $20.7 million in the second quarter of fiscal 2010, an increase of 13.5%. Income tax expense was also 36.8% of pre-tax income in the first half of fiscal 2011 and 37.3% in the first half of fiscal 2010, bringing year-to-date net income to $57.0 million for fiscal 2011 compared to $50.9 million for fiscal 2010, an increase of 12.1%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 30, 2011, the Company had working capital of $206.3 million, including $114.9 million of cash and cash equivalents and short-term investments of $24.6 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first half of fiscal 2011 and fiscal 2010, the Company’s cash flow from operating activities was $32.6 million and $20.6 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first half of fiscal 2011 and 2010, the Company invested $20.3 million and $22.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $2.9 million and $15.0 million in the first half of fiscal 2011 and 2010, respectively, in capital expenditures for the corporate headquarters and distribution facility. Capital spending for the corporate headquarters and distribution facility during fiscal 2010 included payments made as work progressed on the Company’s new $25.0 million distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in late September 2010 and the new facility is the only operating store distribution center.

During the remainder of fiscal 2011, the Company anticipates completing approximately 13 additional store construction projects, including approximately 4 new stores and approximately 9 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2011 will be approximately $30 to $35 million. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of July 30, 2011, had total cash and investments of $198.1 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the Bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2011 or 2010.

Auction-Rate Securities - As of July 30, 2011, total cash and investments included $17.4 million of auction-rate securities (“ARS”) and preferred securities, which compares to $20.0 million of ARS and preferred securities as of January 29, 2011. All of the $17.4 million of ARS and preferred securities as of July 30, 2011 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of July 30, 2011, the reported investment amount is net of a $0.9 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $0.9 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.6 million in stockholders’ equity as of July 30, 2011. The Company has accounted for the impairment as temporary, as it currently expects to be able to successfully liquidate its investments without loss once the ARS market resumes normal operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending July 30, 2011 have not changed materially from those utilized for the fiscal year ended January 29, 2011, included in The Buckle Inc.’s 2010 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $11.5 million and $17.2 million as of July 30, 2011 and January 29, 2011, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.8 million and $0.7 million as of July 30, 2011 and January 29, 2011, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each of four different markdown levels. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $4.9 million and $5.1 million as of July 30, 2011 and January 29, 2011, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of July 30, 2011 and January 29, 2011, the Company’s non-current deferred tax liability includes a $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 30, 2011.

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

The following tables identify the material obligations and commitments as of July 30, 2011:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$5,953	$5,710	$243	$-	$-
Deferred compensation	8,547	-	-	-	8,547
Operating leases	362,458	54,036	99,585	80,927	127,910
Total contractual obligations	$376,958	$59,746	$99,828	$80,927	$136,457

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first half of fiscal 2011 or the first half of fiscal 2010. The Company had outstanding letters of credit totaling $3.0 million and $1.4 million at July 30, 2011 and January 29, 2011, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2010, 2009, and 2008, the holiday and back-to-school seasons accounted for approximately 35%, 35%, and 37%, respectively, of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 30, 2011 and July 31, 2010. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income –Presentation of Comprehensive Income. ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of July 30, 2011, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At July 30, 2011, the Company held $21.0 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $0.9 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of July 30, 2011. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 30, 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 1, 2011 to May 28, 2011	-	-	-	552,500
May 29, 2011 to July 2, 2011	-	-	-	552,500
July 3, 2011 to July 30, 2011	-	-	-	552,500
	-	-	-

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

(b)
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Income; (iii) Statements of Stockholders’ Equity; (iv) Statements of Cash Flows; and (v) Notes to Financial Statements, tagged as blocks of text and in detail.

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

THE BUCKLE, INC.

Dated: September 8, 2011	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: September 8, 2011	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)