Form 10-Q
period 2012-04-28
BUCKLE INC
filed 2012-06-07
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 28, 2012

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

The number of shares outstanding of the Registrant's Common Stock, as of June 1, 2012, was 47,921,437.

 THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	April 28,	January 28,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$186,693	$166,511
Short-term investments	33,421	29,998
Receivables	3,953	4,584
Inventory	97,040	104,209
Prepaid expenses and other assets	15,762	14,825
Total current assets	336,869	320,127

PROPERTY AND EQUIPMENT	367,237	358,866
Less accumulated depreciation and amortization	(196,368)	(189,832)
	170,869	169,034

LONG-TERM INVESTMENTS	39,810	39,985
OTHER ASSETS	2,393	2,393

	$549,941	$531,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$33,162	$27,416
Accrued employee compensation	16,429	42,854
Accrued store operating expenses	9,295	11,125
Gift certificates redeemable	15,361	20,286
Income taxes payable	17,117	8,150
Total current liabilities	91,364	109,831

DEFERRED COMPENSATION	9,858	8,581
DEFERRED RENT LIABILITY	37,648	36,503
OTHER LIABILITIES	13,081	13,477
Total liabilities	151,951	168,392

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 47,921,437 and 47,432,089
shares issued and outstanding at April 28, 2012 and January 28, 2012, respectively	479	474
Additional paid-in capital	106,948	100,333
Retained earnings	291,264	263,039
Accumulated other comprehensive loss	(701)	(699)
Total stockholders’ equity	397,990	363,147

	$549,941	$531,539

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011

SALES, Net of returns and allowances	$263,762	$240,092

COST OF SALES (Including buying, distribution, and occupancy costs)	149,567	137,148

Gross profit	114,195	102,944

OPERATING EXPENSES:
Selling	46,270	42,731
General and administrative	9,903	8,859
	56,173	51,590

INCOME FROM OPERATIONS	58,022	51,354

OTHER INCOME, Net	1,812	1,612

INCOME BEFORE INCOME TAXES	59,834	52,966

PROVISION FOR INCOME TAXES	22,025	19,497

NET INCOME	$37,809	$33,469

EARNINGS PER SHARE:
Basic	$0.80	$0.72

Diluted	$0.79	$0.71

Basic weighted average shares	47,219	46,748
Diluted weighted average shares	47,597	47,264

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011

NET INCOME	$37,809	$33,469

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments	(2)	21
Other comprehensive income	(2)	21

COMPREHENSIVE INCOME	$37,807	$33,490

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2012
BALANCE, January 29, 2012	47,432,089	$474	$100,333	$263,039	$(699)	$363,147

Net income	-	-	-	37,809	-	37,809
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,584)	-	(9,584)
Common stock issued on exercise
of stock options	238,448	2	315	-	-	317
Issuance of non-vested stock, net of forfeitures	250,900	3	(3)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	2,138	-	-	2,138
Income tax benefit related to exercise of
stock options	-	-	4,165	-	-	4,165
Change in unrealized loss on investments,
net of tax	-	-	-	-	(2)	(2)

BALANCE, April 28, 2012	47,921,437	$479	$106,948	$291,264	$(701)	$397,990

FISCAL 2011
BALANCE, January 30, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

Net income	-	-	-	33,469	-	33,469
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,465)	-	(9,465)
Common stock issued on exercise
of stock options	83,819	1	512	-	-	513
Issuance of non-vested stock, net of forfeitures	131,150	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	1,621	-	-	1,621
Income tax benefit related to exercise of
stock options	-	-	1,050	-	-	1,050
Change in unrealized loss on investments,
net of tax	-	-	-	-	21	21

BALANCE, April 30, 2011	47,342,895	$474	$92,900	$280,150	$(650)	$372,874

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 28,	April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,809	$33,469
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	7,894	7,500
Amortization of non-vested stock grants, net of forfeitures	2,138	1,621
Deferred income taxes	(791)	(600)
Other	211	311
Changes in operating assets and liabilities:
Receivables	515	1,580
Inventory	7,169	(1,273)
Prepaid expenses and other assets	(557)	(7,865)
Accounts payable	4,578	9,744
Accrued employee compensation	(26,425)	(20,740)
Accrued store operating expenses	(1,830)	(330)
Gift certificates redeemable	(4,925)	(4,299)
Income taxes payable	9,555	18,620
Deferred rent liabilities and deferred compensation	2,422	1,194

Net cash flows from operating activities	37,763	38,932

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,772)	(10,590)
Change in other assets	-	(4)
Purchases of investments	(5,718)	(2,107)
Proceeds from sales/maturities of investments	2,467	4,519

Net cash flows from investing activities	(12,023)	(8,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	317	513
Excess tax benefit from stock option exercises	3,709	1,024
Payment of dividends	(9,584)	(9,465)

Net cash flows from financing activities	(5,558)	(7,928)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,182	22,822

CASH AND CASH EQUIVALENTS, Beginning of period	166,511	116,470

CASH AND CASH EQUIVALENTS, End of period	$186,693	$139,292

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 28, 2012 AND APRIL 30, 2011
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 28, 2012, included in The Buckle, Inc.'s 2011 Form 10-K.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 431 stores located in 43 states throughout the continental United States as of April 28, 2012 and 422 stores in 41 states as of April 30, 2011. During the thirteen week period ended April 28, 2012, the Company did not open any new stores, but did substantially remodel six stores. During the thirteen week period ended April 30, 2011, the Company opened two new stores and substantially remodeled six stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Denims	44.7%	44.6%
Tops (including sweaters)	30.2	31.3
Sportswear/Fashions	10.7	9.4
Accessories	7.0	7.7
Footwear	5.6	5.4
Casual bottoms	0.9	0.7
Outerwear	0.8	0.7
Other	0.1	0.2
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 28, 2012			April 30, 2011
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$37,809	47,219	$0.80	$33,469	46,748	$0.72
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	378	(0.01)	-	516	(0.01)
Diluted EPS	$37,809	47,597	$0.79	$33,469	47,264	$0.71

4.	Investments

The following is a summary of investments as of April 28, 2012:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$15,950	$-	$(1,113)	$(725)	$14,112
Preferred stock	2,000	-	-	(1,974)	26
	$17,950	$-	$(1,113)	$(2,699)	$14,138

Held-to-maturity securities:
State and municipal bonds	$45,481	$233	$(3)	$-	$45,711
Fixed maturities	3,254	6	-	-	3,260
Certificates of deposit	500	14	-	-	514
	$49,235	$253	$(3)	$-	$49,485

Trading securities:
Mutual funds	$9,957	$-	$(99)	$-	$9,858

The following is a summary of investments as of January 28, 2012:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$15,975	$-	$(1,110)	$(725)	$14,140
Preferred stock	2,000	-	-	(1,974)	26
	$17,975	$-	$(1,110)	$(2,699)	$14,166

Held-to-maturity securities:
State and municipal bonds	$43,474	$323	$-	$-	$43,797
Fixed maturities	3,262	20	-	-	3,282
Certificates of deposit	500	16	-	-	516
	$47,236	$359	$-	$-	$47,595

Trading securities:
Mutual funds	$8,946	$-	$(365)	$-	$8,581

The auction-rate securities and preferred stock were invested as follows as of April 28, 2012:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers at April 28, 2012	$10,100
Municipal bond funds	Fixed income instruments within issuers' money market funds	2,900
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$17,950

As of April 28, 2012, the Company’s auction-rate securities portfolio was 16% AAA/Aaa-rated, 57% AA/Aa-rated, 16% A-rated, and 11% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of April 28, 2012 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$33,421	$33,525
1 - 5 years	15,814	15,960
	$49,235	$49,485

At April 28, 2012 and January 28, 2012, $14,138 and $14,141 of available-for-sale securities and $15,814 and $17,263 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of April 28, 2012, the reported investment amount is net of $1,113 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,113 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $701 in stockholders’ equity as of April 28, 2012. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of April 28, 2012, the Company had $15,950 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $14,112 and $26, respectively. As of January 28, 2012, the Company had $15,975 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $14,140 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the first quarter of fiscal 2012, the Company was able to successfully liquidate $25 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of April 28, 2012, all of the Company’s investments in ARS and preferred securities were classified in long-term investments. As of January 28, 2012, $25 of the Company’s investments in ARS and preferred securities was classified in short-term investments (due to a known upcoming redemption at par value) and $14,141 was classified in long-term investments.

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

●
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of April 28, 2012, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

o	Durations until redemption ranging from 0.5 to 31.0 years, with a weighted average of 5.0 years.
o	Discount rates ranging from 0.57% to 6.10%, with a weighted average of 2.43%.
o	Loss severities ranging from 0% to 25% of par value, with a weighted average of 6.9%.

As of April 28, 2012 and January 28, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of April 28, 2012 and January 28, 2012.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
April 28, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$2,917	$11,195	$14,112
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	9,858	-	-	9,858
Totals	$9,884	$2,917	$11,195	$23,996

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 28, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$2,920	$11,220	$14,140
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	8,581	-	-	8,581
Totals	$8,607	$2,920	$11,220	$22,747

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $980 of the Company’s recorded temporary impairment and $725 of the OTTI as of April 28, 2012. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Thirteen Weeks Ended April 28, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$11,220	$-	$-	$11,220
Purchases, Issuances,
Sales, and Settlements:
Sales	(25)	-	-	(25)
Balance, end of quarter	$11,195	$-	$-	$11,195

	Thirteen Weeks Ended April 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities			Trading Securities
	Auction-rate		Preferred	Mutual
	Securities		Stock	Funds	Total
Balance, beginning of year	$8,586		$-	$-	$8,586
Transfers into Level 3	2,787	(a)	-	-	2,787
Purchases, Issuances,
Sales, and Settlements:
Sales	(25)		-	-	(25)
Balance, end of quarter	$11,348		$-	$-	$11,348

(a)
Transferred from Level 2 to Level 3 due to lack of observable market data due to reduction in market activity. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist of state and municipal bonds, corporate bonds, and certificates of deposit. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which we determined to be Level 2 inputs. As of April 28, 2012, the fair value of held-to-maturity securities was $49,485 compared to the carrying amount of $49,235. As of January 28, 2012, the fair value of held-to-maturity securities is $47,595 compared to the carrying amount of $47,236.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended April 28, 2012 and April 30, 2011 of ($1,168) and $2,157, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended April 28, 2012 and April 30, 2011 of $9,552 and $453, respectively.

7.	Stock-Based Compensation

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

As of April 28, 2012, 637,509 shares were available for grant under the various stock option plans, of which 447,884 were available for grant to executive officers. Also as of April 28, 2012, 89,624 shares were available for grant under the Company’s various restricted stock plans, of which 51,000 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2012 and fiscal 2011 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Stock-based compensation expense, before tax	$2,138	$1,621

Stock-based compensation expense, after tax	$1,347	$1,021

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the consolidated statements of cash flows. For the thirteen week periods ended April 28, 2012 and April 30, 2011, the excess tax benefit realized from exercised stock options was $3,709 and $1,024, respectively.

A summary of the Company’s stock-based compensation activity related to stock options for the thirteen week period ended April 28, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	417,972	$2.38
Granted	-	-
Expired/forfeited	-	-
Exercised	(238,448)	1.33
Outstanding - end of quarter	179,524	$3.78	2.27	years	$7,707

Exercisable - end of quarter	179,524	$3.78	2.27	years	$7,707

No stock options were granted during fiscal 2012 or fiscal 2011. The total intrinsic value of options exercised during the thirteen week periods ended April 28, 2012 and April 30, 2011 was $11,300 and $3,016, respectively. As of April 28, 2012, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the thirteen week periods ended April 28, 2012 and April 30, 2011 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended April 28, 2012 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	386,202	$31.61
Granted	250,900	43.35
Forfeited	-	-
Vested	(58,536)	35.18
Non-Vested - end of quarter	578,566	$36.34

As of April 28, 2012, there was $13,447 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the thirteen week periods ended April 28, 2012 and April 30, 2011 was $2,767 and $1,161, respectively.

8.	Recently Issued Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income. ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issues ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to improve the comparability of fair value measurements between statements presented in U.S. GAAP and IFRS. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto of the Company included in this Form 10-Q. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary. The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	Thirteen Weeks Ended		Percentage
	April 28, 2012	April 30, 2011	Increase/(Decrease)

Net sales	100.0%	100.0%	9.9%
Cost of sales (including buying,
distribution, and occupancy costs)	56.7%	57.1%	9.1%
Gross profit	43.3%	42.9%	10.9%
Selling expenses	17.5%	17.8%	8.3%
General and administrative expenses	3.8%	3.7%	11.8%
Income from operations	22.0%	21.4%	13.0%
Other income, net	0.7%	0.6%	12.4%
Income before income taxes	22.7%	22.0%	13.0%
Provision for income taxes	8.4%	8.1%	13.0%
Net income	14.3%	13.9%	13.0%

Net sales increased from $240.1 million in the first quarter of fiscal 2011 to $263.8 million in the first quarter of fiscal 2012, a 9.9% increase. Comparable store sales increased by $16.6 million, or 7.4%, for the thirteen week period ended April 28, 2012 compared to the same period in the prior year. The comparable store sales increase was primarily due to an 8.7% increase in the average retail price per piece of merchandise sold during the period and a 0.5% increase in the number of transactions at comparable stores during the period, partially offset by a 1.8% decrease in the average number of units sold per transaction. Sales growth for the thirteen week period was also attributable to the inclusion of a full quarter of operating results for the 13 new stores opened during fiscal 2011 and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 15.1% to $19.7 million. Average sales per square foot increased 6.8% from $105.85 for the first quarter of fiscal 2011 to $113.04 for the first quarter of fiscal 2012. Total square footage as of April 28, 2012 was 2.156 million.

The Company’s average retail price per piece of merchandise sold increased $3.88, or 8.7%, during the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. This $3.88 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($1.29), a 4.7% increase in average denim price points ($0.98), a 13.0% increase in average active apparel price points ($0.55), a 4.5% increase in average knit shirt price points ($0.48), an 11.0% increase in average footwear price points ($0.27), and increased average price points in certain other categories ($0.31). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $102.9 million in the first quarter of fiscal 2011 to $114.2 million in the first quarter of fiscal 2012, a 10.9% increase. As a percentage of net sales, gross profit increased from 42.9% in the first quarter of fiscal 2011 to 43.3% in the first quarter of fiscal 2012. The improvement was attributable to the leveraging of certain occupancy and distribution costs (0.50%, as a percentage of net sales), which was partially offset by an increase in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales). Merchandise margins for the first quarter of fiscal 2012 were even with the first quarter of fiscal 2011.

Selling expenses increased from $42.7 million for the first quarter of fiscal 2011 to $46.3 million for the first quarter of fiscal 2012, an 8.3% increase. As a percentage of net sales, selling expenses decreased from 17.8% for the first quarter of fiscal 2011 to 17.5% for the first quarter of fiscal 2012. The reduction was primarily attributable to decreases in bankcard fees (0.25%, as a percentage of net sales) and internet-related fulfillment and marketing expenses (0.20%, as a percentage of net sales), which were partially offset by an increase in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales).

General and administrative expenses increased from $8.9 million in the first quarter of fiscal 2011 to $9.9 million in the first quarter of fiscal 2012, an 11.8% increase. As a percentage of net sales, general and administrative expenses increased from 3.7% in the first quarter of fiscal 2011 to 3.8% in the first quarter of fiscal 2012. Increases in vacation pay expense (0.25%, as a percentage of net sales) and equity compensation expense (0.15%, as a percentage of net sales) were partially offset by the leveraging of certain other general and administrative expenses (0.30%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 13.0% to $58.0 million for the first quarter of fiscal 2012 compared to $51.4 million for the first quarter of fiscal 2011. Income from operations was 22.0% of net sales for the first quarter of fiscal 2012 compared to 21.4% of net sales for the first quarter of fiscal 2011.

Other income increased from $1.6 million for the first quarter of fiscal 2011 to $1.8 million for the first quarter of fiscal 2012. The Company’s other income is derived primarily from interest and dividends received on the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 36.8% in the first quarter of both fiscal 2012 and fiscal 2011, bringing net income to $37.8 million in the first quarter of fiscal 2012 compared to $33.5 million in the first quarter of fiscal 2011, an increase of 13.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of April 28, 2012, the Company had working capital of $245.5 million, including $186.7 million of cash and cash equivalents and short-term investments of $33.4 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2012 and fiscal 2011, the Company’s cash flow from operations was $37.8 million and $38.9 million, respectively.

The uses of cash for both thirteen week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first quarter of fiscal 2012 and 2011, the Company invested $7.9 million and $8.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.9 million and $2.0 million in the first quarter of fiscal 2012 and 2011, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2012, the Company anticipates completing approximately 24 additional store construction projects, including approximately 10 new stores and approximately 14 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2012 will be approximately $32 to $36 million, which includes primarily planned new store and store remodeling projects. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of April 28, 2012, had total cash and investments of $259.9 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $17.5 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate equal to the prime rate established by the bank. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first quarter of fiscal 2012 or 2011.

Auction-Rate Securities - As of April 28, 2012, total cash and investments included $14.1 million of auction-rate securities (“ARS”) and preferred securities, which compares to $14.2 million of ARS and preferred securities as of January 28, 2012. All of the $14.1 million of ARS and preferred securities as of April 28, 2012 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of April 28, 2012, the reported investment amount is net of a $1.1 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.1 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of April 28, 2012. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending April 28, 2012 have not changed materially from those utilized for the fiscal year ended January 28, 2012, included in The Buckle Inc.’s 2011 Annual Report on Form 10-K .

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $15.4 million and $20.3 million as of April 28, 2012 and January 28, 2012, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.8 million as of both April 28, 2012 and January 28, 2012.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $4.7 million and $4.9 million as of April 28, 2012 and January 28, 2012, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of April 28, 2012 and January 28, 2012, the Company’s non-current deferred tax liability includes a $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of April 28, 2012.

The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of April 28, 2012, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

●	Durations until redemption ranging from 0.5 to 31.0 years, with a weighted average of 5.0 years.
●	Discount rates ranging from 0.57% to 6.10%, with a weighted average of 2.43%.
●	Loss severities ranging from 0% to 25% of par value, with a weighted average of 6.9%.

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

The following tables identify the material obligations and commitments as of April 28, 2012:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$6,196	$6,039	$157	$-	$-
Deferred compensation	9,858	-	-	-	9,858
Operating leases	352,876	56,589	100,018	82,086	114,183
Total contractual obligations	$368,930	$62,628	$100,175	$82,086	$124,041

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $17.5 million, of which $10.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2012 or the first quarter of fiscal 2011. The Company had outstanding letters of credit totaling $3.7 million and $2.3 million at April 28, 2012 and January 28, 2012, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2011, 2010, and 2009, the holiday and back-to-school seasons accounted for approximately 35% for each respective year of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended April 28, 2012 and April 30, 2011. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income – Presentation of Comprehensive Income. ASU 2011-05 requires comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issues ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to improve the comparability of fair value measurements between statements presented in U.S. GAAP and IFRS. ASU 2011-04 clarifies the application of existing fair value measurement requirements including (1) the application of the highest and best use and valuation premise concepts, (2) measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and (3) quantitative information required for fair value measurements categorized within Level 3. ASU 2011-04 also provides guidance on measuring the fair value of financial instruments managed within a portfolio and application of premiums and discounts in a fair value measurement. In addition, ASU 2011-04 requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The amendments in this update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 did not have a material impact on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of April 28, 2012, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At April 28, 2012, the Company held $18.0 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.1 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of April 28, 2012. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings:                                                                                                                                                                              None

Item 1A.  Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended April 28, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 29, 2012 to Feb. 25, 2012	-	-	-	543,900
Feb. 26, 2012 to Mar. 31, 2012	-	-	-	543,900
Apr. 1, 2012 to Apr. 28, 2012	-	-	-	543,900
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 543,900 shares remaining to complete this authorization.

Item 3.     Defaults Upon Senior Securities:                                                                                                                                                      None

Item 4.     Mine Safety Disclosures:                                                                                                                                                                   None

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

(b)
Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, and 10.6.1 to The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed on March 28, 2012, are incorporated herein by this reference.

(c)
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

THE BUCKLE, INC.

Dated: June 7 , 2012	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: June 7 , 2012	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)