Form 10-Q
period 2012-07-28
BUCKLE INC
filed 2012-09-06
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 28, 2012

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

The number of shares outstanding of the Registrant's Common Stock, as of August 31, 2012, was 47,940,699.

 THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	July 28,	January 28,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$166,020	$166,511
Short-term investments	31,720	29,998
Receivables	7,724	4,584
Inventory	124,506	104,209
Prepaid expenses and other assets	17,177	14,825
Total current assets	347,147	320,127

PROPERTY AND EQUIPMENT	374,076	358,866
Less accumulated depreciation and amortization	(200,802)	(189,832)
	173,274	169,034

LONG-TERM INVESTMENTS	35,663	39,985
OTHER ASSETS	2,323	2,393

	$558,407	$531,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,648	$27,416
Accrued employee compensation	16,963	42,854
Accrued store operating expenses	9,067	11,125
Gift certificates redeemable	13,877	20,286
Income taxes payable	-	8,150
Total current liabilities	84,555	109,831

DEFERRED COMPENSATION	9,823	8,581
DEFERRED RENT LIABILITY	37,707	36,503
OTHER LIABILITIES	12,681	13,477
Total liabilities	144,766	168,392

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 47,921,197 and 47,432,089
shares issued and outstanding at July 28, 2012 and January 28, 2012, respectively	479	474
Additional paid-in capital	108,947	100,333
Retained earnings	304,903	263,039
Accumulated other comprehensive loss	(688)	(699)
Total stockholders’ equity	413,641	363,147

	$558,407	$531,539

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

SALES, Net of returns and allowances	$215,483	$212,378	$479,245	$452,470

COST OF SALES (Including buying,
distribution, and occupancy costs)	128,980	125,233	278,547	262,381

Gross profit	86,503	87,145	200,698	190,089

OPERATING EXPENSES:
Selling	41,491	42,428	87,761	85,159
General and administrative	8,622	7,942	18,525	16,801
	50,113	50,370	106,286	101,960

INCOME FROM OPERATIONS	36,390	36,775	94,412	88,129

OTHER INCOME, Net	361	506	2,173	2,118

INCOME BEFORE INCOME TAXES	36,751	37,281	96,585	90,247

PROVISION FOR INCOME TAXES	13,528	13,723	35,553	33,220

NET INCOME	$23,223	$23,558	$61,032	$57,027

EARNINGS PER SHARE:
Basic	$0.49	$0.50	$1.29	$1.22

Diluted	$0.49	$0.50	$1.28	$1.21

Basic weighted average shares	47,343	46,824	47,281	46,786
Diluted weighted average shares	47,662	47,314	47,630	47,289

See notes to unaudited condensed financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 28,	July 30,	July 28,	July 30,
	2012	2011	2012	2011

NET INCOME	$23,223	$23,558	$61,032	$57,027

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments	13	91	11	112
Other comprehensive income	13	91	11	112

COMPREHENSIVE INCOME	$23,236	$23,649	$61,043	$57,139

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2012
BALANCE, January 29, 2012	47,432,089	$474	$100,333	$263,039	$(699)	$363,147

Net income	-	-	-	61,032	-	61,032
Dividends paid on common stock,
($0.40 per share)	-	-	-	(19,168)	-	(19,168)
Common stock issued on exercise
of stock options	238,448	2	315	-	-	317
Issuance of non-vested stock, net of forfeitures	250,660	3	(3)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	4,137	-	-	4,137
Income tax benefit related to exercise of
stock options	-	-	4,165	-	-	4,165
Change in unrealized loss on investments,
net of tax	-	-	-	-	11	11

BALANCE, July 28, 2012	47,921,197	$479	$108,947	$304,903	$(688)	$413,641

FISCAL 2011
BALANCE, January 30, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

Net income	-	-	-	57,027	-	57,027
Dividends paid on common stock,
($0.40 per share)	-	-	-	(18,938)	-	(18,938)
Common stock issued on exercise
of stock options	105,244	1	570	-	-	571
Issuance of non-vested stock, net of forfeitures	128,735	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	3,128	-	-	3,128
Income tax benefit related to exercise of
stock options	-	-	1,389	-	-	1,389
Change in unrealized loss on investments,
net of tax	-	-	-	-	112	112

BALANCE, July 30, 2011	47,361,905	$474	$94,804	$294,235	$(559)	$388,954

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	July 28,	July 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,032	$57,027
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	16,249	15,308
Amortization of non-vested stock grants, net of forfeitures	4,137	3,128
Deferred income taxes	(1,530)	(1,157)
Other	401	428
Changes in operating assets and liabilities:
Receivables	51	(348)
Inventory	(20,297)	(38,249)
Prepaid expenses and other assets	(1,640)	203
Accounts payable	15,978	14,482
Accrued employee compensation	(25,891)	(18,793)
Accrued store operating expenses	(2,058)	(307)
Gift certificates redeemable	(6,409)	(5,699)
Income taxes payable	(10,869)	5,436
Deferred rent liabilities and deferred compensation	2,446	1,126

Net cash flows from operating activities	31,600	32,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(19,637)	(23,168)
Change in other assets	70	(4)
Purchases of investments	(14,041)	(7,973)
Proceeds from sales/maturities of investments	16,659	14,014

Net cash flows from investing activities	(16,949)	(17,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	317	571
Excess tax benefit from stock option exercises	3,709	1,346
Payment of dividends	(19,168)	(18,938)

Net cash flows from financing activities	(15,142)	(17,021)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(491)	(1,567)

CASH AND CASH EQUIVALENTS, Beginning of period	166,511	116,470

CASH AND CASH EQUIVALENTS, End of period	$166,020	$114,903

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 28, 2012 AND JULY 30, 2011
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 439 stores located in 43 states throughout the continental United States as of July 28, 2012 and 427 stores in 41 states as of July 30, 2011. During the twenty-six week period ended July 28, 2012, the Company opened eight new stores and substantially remodeled twelve stores; which includes eight new stores and six substantial remodels during the second quarter. During the twenty-six week period ended July 30, 2011, the Company opened nine new stores, substantially remodeled sixteen stores, and closed two stores; which includes seven new stores, ten substantial remodels, and two closed stores during the second quarter.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Twenty-six Weeks Ended
Merchandise Group	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011

Denims	36.2%	38.5%	40.9%	41.7%
Tops (including sweaters)	33.9	34.5	31.9	32.8
Sportswear/Fashions	12.0	11.1	11.2	10.2
Accessories	10.1	8.9	8.4	8.3
Footwear	5.9	5.6	5.7	5.5
Casual bottoms	0.8	0.6	0.9	0.6
Outerwear	0.8	0.5	0.8	0.6
Other	0.3	0.3	0.2	0.3
	100.0%	100.0%	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 28, 2012			July 30, 2011
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$23,223	47,343	$0.49	$23,558	46,824	$0.50
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	319	-	-	490	-
Diluted EPS	$23,223	47,662	$0.49	$23,558	47,314	$0.50

	Twenty-six Weeks Ended			Twenty-six Weeks Ended
	July 28, 2012			July 30, 2011
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$61,032	47,281	$1.29	$57,027	46,786	$1.22
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	349	(0.01)	-	503	(0.01)
Diluted EPS	$61,032	47,630	$1.28	$57,027	47,289	$1.21

4.	Investments

The following is a summary of investments as of July 28, 2012:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$15,075	$-	$(1,092)	$(725)	$13,258
Preferred stock	2,000	-	-	(1,974)	26
	$17,075	$-	$(1,092)	$(2,699)	$13,284

Held-to-maturity securities:
State and municipal bonds	$43,776	$182	$(6)	$-	$43,952
Certificates of deposit	500	11	-	-	511
	$44,276	$193	$(6)	$-	$44,463

Trading securities:
Mutual funds	$10,015	$-	$(192)	$-	$9,823

The following is a summary of investments as of January 28, 2012:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$15,975	$-	$(1,110)	$(725)	$14,140
Preferred stock	2,000	-	-	(1,974)	26
	$17,975	$-	$(1,110)	$(2,699)	$14,166

Held-to-maturity securities:
State and municipal bonds	$43,474	$323	$-	$-	$43,797
Fixed maturities	3,262	20	-	-	3,282
Certificates of deposit	500	16	-	-	516
	$47,236	$359	$-	$-	$47,595

Trading securities:
Mutual funds	$8,946	$-	$(365)	$-	$8,581

The auction-rate securities and preferred stock were invested as follows as of July 28, 2012:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers at July 28, 2012	$ 10,075
Municipal bond funds	Fixed income instruments within issuers' money market funds	2,050
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$ 17,075

As of July 28, 2012, the Company’s auction-rate securities portfolio was 12% AAA/Aaa-rated, 59% AA/Aa-rated, 17% A-rated, and 12% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of July 28, 2012 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$31,720	$31,833
1 - 5 years	12,556	12,630
	$44,276	$44,463

At July 28, 2012 and January 28, 2012, $13,284 and $14,141 of available-for-sale securities and $12,556 and $17,263 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of July 28, 2012, the reported investment amount is net of $1,092 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,092 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $688 in stockholders’ equity as of July 28, 2012. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of July 28, 2012, the Company had $15,075 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $13,258 and $26, respectively. As of January 28, 2012, the Company had $15,975 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $14,140 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the second quarter of fiscal 2012, the Company was able to successfully liquidate $875 of its investments in ARS at par value. For the year-to-date period, the Company was able to successfully liquidate $900 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of July 28, 2012, all of the Company’s investments in ARS and preferred securities were classified in long-term investments. As of January 28, 2012, $25 of the Company’s investments in ARS and preferred securities was classified in short-term investments (due to a known upcoming redemption at par value) and $14,141 was classified in long-term investments.

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

●
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of July 28, 2012, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

o	Durations until redemption ranging from 0.5 to 31.0 years, with a weighted average of 5.0 years.
o	Discount rates ranging from 0.57% to 6.10%, with a weighted average of 2.43%.

o	Loss severities ranging from 0% to 25% of par value, with a weighted average of 6.92%.

As of July 28, 2012 and January 28, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 28, 2012 and January 28, 2012.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
July 28, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$2,088	$11,170	$13,258
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	9,823	-	-	9,823
Totals	$9,849	$2,088	$11,170	$23,107

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 28, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$2,920	$11,220	$14,140
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	8,581	-	-	8,581
Totals	$8,607	$2,920	$11,220	$22,747

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $980 of the Company’s recorded temporary impairment and $725 of the OTTI as of July 28, 2012. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Twenty-six Weeks Ended July 28, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$11,220	$-	$-	$11,220
Purchases, Issuances,
Sales, and Settlements:
Sales	(50)	-	-	(50)
Balance, end of quarter	$11,170	$-	$-	$11,170

	Twenty-six Weeks Ended July 30, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities			Trading Securities
	Auction-rate		Preferred	Mutual
	Securities		Stock	Funds	Total
Balance, beginning of year	$8,586		$-	$-	$8,586
Transfers into Level 3	2,787	(a)	-	-	2,787
Total gains and losses:
Included in other
comprehensive income	91		-	-	91
Purchases, Issuances,
Sales, and Settlements:
Sales	(50)		-	-	(50)
Balance, end of quarter	$11,414		$-	$-	$11,414

(a)
Transferred from Level 2 to Level 3 due to lack of observable market data due to reduction in market activity. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist of state and municipal bonds, corporate bonds, and certificates of deposit. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of July 28, 2012, the fair value of held-to-maturity securities was $44,463 compared to the carrying amount of $44,276. As of January 28, 2012, the fair value of held-to-maturity securities is $47,595 compared to the carrying amount of $47,236.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 28, 2012 and July 30, 2011 of ($1,254) and $1,502, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 28, 2012 and July 30, 2011 of $44,244 and $27,352, respectively.

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

As of July 28, 2012, 637,509 shares were available for grant under the various stock option plans, of which 447,884 were available for grant to executive officers. Also as of July 28, 2012, 589,864 shares were available for grant under the Company’s various restricted stock plans, of which 551,240 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2012 and fiscal 2011 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011

Stock-based compensation expense, before tax	$1,999	$1,507

Stock-based compensation expense, after tax	$1,259	$949

	Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011

Stock-based compensation expense, before tax	$4,137	$3,128

Stock-based compensation expense, after tax	$2,606	$1,971

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the consolidated statements of cash flows. For the twenty-six week periods ended July 28, 2012 and July 30, 2011, the excess tax benefit realized from exercised stock options was $3,709 and $1,346, respectively.

A summary of the Company’s stock-based compensation activity related to stock options for the twenty-six week period ended July 28, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	417,972	$2.38
Granted	-	-
Expired/forfeited	-	-
Exercised	(238,448)	1.33
Outstanding - end of quarter	179,524	$3.78	2.02	years	$6,414

Exercisable - end of quarter	179,524	$3.78	2.02	years	$6,414

No stock options were granted during fiscal 2012 or fiscal 2011. The total intrinsic value of options exercised during the twenty-six week periods ended July 28, 2012 and July 30, 2011 was $11,300 and $3,945, respectively. As of July 28, 2012, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the twenty-six week periods ended July 28, 2012 and July 30, 2011 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 28, 2012 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	386,202	$31.61
Granted	250,900	43.35
Forfeited	(240)	36.12
Vested	(58,723)	35.18
Non-Vested - end of quarter	578,139	$36.34

As of July 28, 2012, there was $11,448 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the twenty-six week periods ended July 28, 2012 and July 30, 2011 was $2,775 and $1,169, respectively.

8.	Recently Adopted Accounting Pronouncements

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Twenty-six Weeks Ended		Increase/
	July 28, 2012	July 30, 2011	(Decrease)	July 28, 2012	July 30, 2011	(Decrease)

Net sales	100.0%	100.0%	1.5%	100.0%	100.0%	5.9%
Cost of sales (including buying,
distribution, and occupancy costs)	59.9%	59.0%	3.0%	58.1%	58.0%	6.2%
Gross profit	40.1%	41.0%	-0.7%	41.9%	42.0%	5.6%
Selling expenses	19.2%	20.0%	-2.2%	18.3%	18.8%	3.1%
General and administrative expenses	4.0%	3.7%	8.6%	3.9%	3.7%	10.3%
Income from operations	16.9%	17.3%	-1.0%	19.7%	19.5%	7.1%
Other income, net	0.2%	0.3%	-28.5%	0.4%	0.4%	2.6%
Income before income taxes	17.1%	17.6%	-1.4%	20.1%	19.9%	7.0%
Provision for income taxes	6.3%	6.5%	-1.4%	7.4%	7.3%	7.0%
Net income	10.8%	11.1%	-1.4%	12.7%	12.6%	7.0%

Net sales increased from $212.4 million in the second quarter of fiscal 2011 to $215.5 million in the second quarter of fiscal 2012, a 1.5% increase. Comparable store sales decreased by $1.6 million, or 0.8%, for the thirteen week period ended July 28, 2012 compared to the same period in the prior year. The decrease in comparable store sales was primarily due to a 4.2% decrease in the number of transactions at comparable stores during the period and a 0.9% decrease in the average number of units sold per transaction, partially offset by a 4.6% increase in the average retail price per piece of merchandise sold. Sales growth for the thirteen week period was attributable to the inclusion of a full quarter of operating results for the 11 new stores opened after the first quarter of fiscal 2011, to the opening of 8 new stores during the first two quarters of fiscal 2012, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 12.1% to $16.0 million.

The Company’s average retail price per piece of merchandise sold increased $1.94, or 4.6%, during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. This $1.94 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 13.7% increase in average accessory price points ($0.54), a 10.9% increase in average footwear price points ($0.26), a 5.4% increase in average active apparel price points ($0.25), a 1.8% increase in average knit shirt price points ($0.20), increased price points in certain other categories ($0.22), and a shift in the merchandise mix ($0.47). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $452.5 million for the first two quarters of fiscal 2011 to $479.2 million for the first two quarters of fiscal 2012, a 5.9% increase. Comparable store sales increased by $15.1 million, or 3.6%, for the twenty-six week period ended July 28, 2012 compared to the same period in the prior year. The comparable store sales increase was primarily due to 6.9% increase in the average retail price per piece of merchandise sold during the period, partially offset by a 1.7% decrease in the number of transactions at comparable stores and a 1.3% decrease in the average number of units sold per transaction. Sales growth for the twenty-six week period was also attributable to the inclusion of a full two quarters of operating results for the 13 new stores opened during fiscal 2011, to the opening of 8 new stores during the first two quarters of fiscal 2012, and to growth in online sales. Online sales for the year-to-date period increased 13.7% to $35.7 million. Average sales per square foot increased 2.4% from $198.74 for the twenty-six week period ended July 30, 2011 to $203.48 for the twenty-six week period ended July 28, 2012. Total square footage as of July 28, 2012 was 2.196 million.

The Company’s average retail price per piece of merchandise sold increased $2.98, or 6.9%, during the first two quarters of fiscal 2012 compared to the first two quarters of fiscal 2011. This $2.98 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.9% increase in average denim price points ($0.54), a 9.2% increase in average active apparel price points ($0.41), a 3.2% increase in average knit shirt price points ($0.35), a 7.4% increase in average accessory price points ($0.27), a 10.9% increase in average footwear price points ($0.26), increased average price points in certain other categories ($0.21), and a shift in the merchandise mix ($0.94). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $87.1 million in the second quarter of fiscal 2011 to $86.5 million in the second quarter of fiscal 2012, a 0.7% decrease. As a percentage of net sales, gross profit decreased from 41.0% in the second quarter of fiscal 2011 to 40.1% in the second quarter of fiscal 2012. The decline was attributable to the de-leveraging of certain buying, distribution, and occupancy costs (0.75%, as a percentage of net sales) and a reduction in actual merchandise margins (0.25%, as a percentage of net sales), which were partially offset by a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Year-to-date, gross profit increased from $190.1 million for the twenty-six week period ended July 30, 2011  to $200.7 million for the twenty-six week period ended July 28, 2012, a 5.6% increase. As a percentage of net sales, gross profit decreased from 42.0% for the first half of fiscal 2011 to 41.9% for the first half of fiscal 2012. The decrease was attributable to 0.10% decline, as a percentage of net sales, in actual merchandise margins.

Selling expenses decreased from $42.4 million for the second quarter of fiscal 2011 to $41.5 million for the second quarter of fiscal 2012, a 2.2% decrease. As a percentage of net sales, selling expenses decreased from 20.0% for the second quarter of fiscal 2011 to 19.2% for the second quarter of fiscal 2012. The reduction was primarily attributable to decreases in expense related to the incentive bonus accrual (0.60%, as a percentage of net sales) and bankcard fees (0.25%, as a percentage of net sales), which were partially offset by increases in certain other selling expenses.

Year-to-date, selling expenses increased from $85.2 million in the first half of fiscal 2011 to $87.8 million in the first half of fiscal 2012, a 3.1% increase. As a percentage of net sales, selling expenses decreased from 18.8% in fiscal 2011 to 18.3% in fiscal 2012. The reduction was primarily attributable to decreases in bankcard fees (0.25%, as a percentage of net sales), expense related to the incentive bonus accrual (0.20%, as a percentage of net sales), and certain other selling expenses.

General and administrative expenses increased from $7.9 million in the second quarter of fiscal 2011 to $8.6 million in the second quarter of fiscal 2012, an 8.6% increase. As a percentage of net sales, general and administrative expenses increased from 3.7% in the second quarter of fiscal 2011 to 4.0% in the second quarter of fiscal 2012. Increases in vacation pay expense (0.35%, as a percentage of net sales) and equity compensation expense (0.20%, as a percentage of net sales) were partially offset by decreases in expense related to the incentive bonus accrual (0.15%, as a percentage of net sales) and certain other general and administrative expenses (0.10%, as a percentage of net sales).

Year-to-date, general and administrative expense increased from $16.8 million for the first half of fiscal 2011 to $18.5 million for the first half of fiscal 2012, a 10.3% increase. As a percentage of net sales, general and administrative expenses increased from 3.7% in fiscal 2011 to 3.9% in fiscal 2012. Increases in vacation pay expense (0.30%, as a percentage of net sales) and equity compensation expense (0.15%, as a percentage of net sales) were partially offset by decreases in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales) and certain other general and administrative expenses (0.15%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations decreased 1.0% to $36.4 million for the second quarter of fiscal 2012 compared to $36.8 million for the second quarter of fiscal 2011. Income from operations was 16.9% of net sales for the second quarter of fiscal 2012 compared to 17.3% of net sales for the second quarter of fiscal 2011. Income from operations, for the twenty-six week period ended July 28, 2012, increased 7.1% to $94.4 million compared to $88.1 million for the twenty-six week period ended July 30, 2011. Income from operations was 19.7% of net sales for the first half of fiscal 2012 compared to 19.5% of net sales for the first half of fiscal 2011.

Other income decreased from $0.5 million for the second quarter of fiscal 2011 to $0.4 million for the second quarter of fiscal 2012. Other income for the year-to-date period increased from $2.1 million for the twenty-six week period ended July 30, 2011 to $2.2 million for the twenty-six week period ended July 28, 2012. The Company’s other income is derived primarily from interest and dividends received on the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 36.8% in both the second quarter of fiscal 2012 and the second quarter of fiscal 2011, bringing net income to $23.2 million in the second quarter of fiscal 2012 compared to $23.6 million in the second quarter of fiscal 2011. Income tax expense was also 36.8% of pre-tax income in the first half of fiscal 2012 and the first half of fiscal 2011, bringing year-to-date net income to $61.0 million for fiscal 2012 compared to $57.0 million for fiscal 2011, an increase of 7.0%.

LIQUIDITY AND CAPITAL RESOURCES

As of July 28, 2012, the Company had working capital of $262.6 million, including $166.0 million of cash and cash equivalents and short-term investments of $31.7 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first half of fiscal 2012 and fiscal 2011, the Company’s cash flow from operations was $31.6 million and $32.6 million, respectively.

The uses of cash for both twenty-six week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first half of fiscal 2012 and 2011, the Company invested $18.1 million and $20.3 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.5 million and $2.9 million in the first half of fiscal 2012 and 2011, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2012, the Company anticipates completing approximately eleven additional store construction projects, including approximately two new stores and approximately nine stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2012 will be approximately $30 to $34 million, which includes primarily planned new store and store remodeling projects. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of July 28, 2012, had total cash and investments of $233.4 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit, which was amended effective June 8, 2012. The line of credit provides that outstanding letters of credit cannot exceed $20.0 million. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first half of fiscal 2012 or 2011.

Auction-Rate Securities - As of July 28, 2012, total cash and investments included $13.3 million of auction-rate securities (“ARS”) and preferred securities, which compares to $14.2 million of ARS and preferred securities as of January 28, 2012. All of the $13.3 million of ARS and preferred securities as of July 28, 2012 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of July 28, 2012, the reported investment amount is net of a $1.1 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.1 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.7 million in stockholders’ equity as of July 28, 2012. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending July 28, 2012 have not changed materially from those utilized for the fiscal year ended January 28, 2012, included in The Buckle Inc.’s 2011 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $13.9 million and $20.3 million as of July 28, 2012 and January 28, 2012, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.8 million as of both July 28, 2012 and January 28, 2012.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.8 million and $4.9 million as of July 28, 2012 and January 28, 2012, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of July 28, 2012 and January 28, 2012, the Company’s non-current deferred tax liability includes a $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

5.
Investments. Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 28, 2012.

The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of July 28, 2012, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

●	Durations until redemption ranging from 0.5 to 31.0 years, with a weighted average of 5.0 years.
●	Discount rates ranging from 0.57% to 6.10%, with a weighted average of 2.43%.
●	Loss severities ranging from 0% to 25% of par value, with a weighted average of 6.92%.

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

The following tables identify the material obligations and commitments as of July 28, 2012:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than1 year	1-3 years	4-5 years	After 5 years
Long term debt and purchase obligations	$4,282	$4,195	$87	$-	$-
Deferred compensation	9,823	-	-	-	9,823
Operating leases	363,931	57,077	101,380	84,105	121,369
Total contractual obligations	$378,036	$61,272	$101,467	$84,105	$131,192

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $25.0 million, of which $20.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first half of fiscal 2012 or the first half of fiscal 2011. The Company had outstanding letters of credit totaling $2.4 million and $2.3 million at July 28, 2012 and January 28, 2012, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2011, 2010, and 2009, the holiday and back-to-school seasons accounted for approximately 35% for each respective year of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 28, 2012 and July 30, 2011. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of July 28, 2012, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At July 28, 2012, the Company held $17.1 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.1 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of July 28, 2012. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 28, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Apr. 29, 2012 to May 26, 2012	-	-	-	543,900
May 27, 2012 to June 30, 2012	-	-	-	543,900
July 1, 2012 to July 28, 2012	-	-	-	543,900
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 543,900 shares remaining to complete this authorization.

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Mine Safety Disclosures. None

Item 5.	Other Information: None

Item 6.	Exhibits:

(a)
Exhibit 10.1. Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012, between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A for a $25.0 million line of credit.

(b)	Exhibits 31.1 and 31.2 certifications, as well as Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

THE BUCKLE, INC.

Dated: September 6, 2012	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: September 6, 2012	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)