Form 10-Q
period 2012-10-27
BUCKLE INC
filed 2012-12-06
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 27, 2012

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

The number of shares outstanding of the Registrant's Common Stock, as of November 30, 2012, was 48,049,452.

 THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	October 27,	January 28,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$213,036	$166,511
Short-term investments	31,705	29,998
Receivables	7,906	4,584
Inventory	134,507	104,209
Prepaid expenses and other assets	18,079	14,825
Total current assets	405,233	320,127

PROPERTY AND EQUIPMENT	376,527	358,866
Less accumulated depreciation and amortization	(205,965)	(189,832)
	170,562	169,034

LONG-TERM INVESTMENTS	33,847	39,985
OTHER ASSETS	2,254	2,393

	$611,896	$531,539

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$38,249	$27,416
Accrued employee compensation	28,126	42,854
Accrued store operating expenses	11,625	11,125
Gift certificates redeemable	13,381	20,286
Income taxes payable	12,521	8,150
Total current liabilities	103,902	109,831

DEFERRED COMPENSATION	10,065	8,581
DEFERRED RENT LIABILITY	37,093	36,503
OTHER LIABILITIES	12,351	13,477
Total liabilities	163,411	168,392

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 47,941,952 and 47,432,089
shares issued and outstanding at October 27, 2012 and January 28, 2012, respectively	479	474
Additional paid-in capital	111,398	100,333
Retained earnings	337,232	263,039
Accumulated other comprehensive loss	(624)	(699)
Total stockholders’ equity	448,485	363,147

	$611,896	$531,539

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

SALES, Net of returns and allowances	$284,147	$273,400	$763,392	$725,870

COST OF SALES (Including buying,
distribution, and occupancy costs)	158,732	154,735	437,279	417,116

Gross profit	125,415	118,665	326,113	308,754

OPERATING EXPENSES:
Selling	49,257	50,144	137,018	135,303
General and administrative	9,995	8,146	28,520	24,947
	59,252	58,290	165,538	160,250

INCOME FROM OPERATIONS	66,163	60,375	160,575	148,504

OTHER INCOME, Net	172	313	2,345	2,431

INCOME BEFORE INCOME TAXES	66,335	60,688	162,920	150,935

PROVISION FOR INCOME TAXES	24,418	22,339	59,971	55,559

NET INCOME	$41,917	$38,349	$102,949	$95,376

EARNINGS PER SHARE:
Basic	$0.89	$0.82	$2.18	$2.04

Diluted	$0.88	$0.81	$2.16	$2.02

Basic weighted average shares	47,358	46,831	47,307	46,801
Diluted weighted average shares	47,689	47,342	47,650	47,306

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

NET INCOME	$41,917	$38,349	$102,949	$95,376

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments	64	2	75	114
Other comprehensive income	64	2	75	114

COMPREHENSIVE INCOME	$41,981	$38,351	$103,024	$95,490

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2012
BALANCE, January 29, 2012	47,432,089	$474	$100,333	$263,039	$(699)	$363,147

Net income	-	-	-	102,949	-	102,949
Dividends paid on common stock,
($0.60 per share)	-	-	-	(28,756)	-	(28,756)
Common stock issued on exercise
of stock options	260,203	3	570	-	-	573
Issuance of non-vested stock, net of forfeitures	249,660	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	6,136	-	-	6,136
Income tax benefit related to exercise of
stock options	-	-	4,361	-	-	4,361
Change in unrealized loss on investments,
net of tax	-	-	-	-	75	75

BALANCE, October 27, 2012	47,941,952	$479	$111,398	$337,232	$(624)	$448,485

FISCAL 2011
BALANCE, January 30, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

Net income	-	-	-	95,376	-	95,376
Dividends paid on common stock,
($2.85 per share)	-	-	-	(135,077)	-	(135,077)
Common stock issued on exercise
of stock options	155,244	2	758	-	-	760
Issuance of non-vested stock, net of forfeitures	128,595	1	(1)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	4,634	-	-	4,634
Common stock purchased and retired	(8,600)	-	(297)	-	-	(297)
Income tax benefit related to exercise of
stock options	-	-	2,140	-	-	2,140
Change in unrealized loss on investments,
net of tax	-	-	-	-	114	114

BALANCE, October 29, 2011	47,403,165	$474	$96,953	$216,445	$(557)	$313,315

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	October 27,	October 29,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,949	$95,376
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	24,715	23,437
Amortization of non-vested stock grants, net of forfeitures	6,136	4,634
Deferred income taxes	(2,270)	(1,715)
Other	1,081	475
Changes in operating assets and liabilities:
Receivables	236	826
Inventory	(30,298)	(52,188)
Prepaid expenses and other assets	(2,223)	(91)
Accounts payable	9,738	9,896
Accrued employee compensation	(14,728)	(6,161)
Accrued store operating expenses	500	1,840
Gift certificates redeemable	(6,905)	(5,981)
Income taxes payable	1,346	14,961
Deferred rent liabilities and deferred compensation	2,074	525

Net cash flows from operating activities	92,351	85,834

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,129)	(31,460)
Change in other assets	139	49
Purchases of investments	(22,703)	(8,988)
Proceeds from sales/maturities of investments	27,153	18,677

Net cash flows from investing activities	(21,540)	(21,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	573	760
Excess tax benefit from stock option exercises	3,897	1,988
Purchases of common stock	-	(297)
Payment of dividends	(28,756)	(135,077)

Net cash flows from financing activities	(24,286)	(132,626)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,525	(68,514)

CASH AND CASH EQUIVALENTS, Beginning of period	166,511	116,470

CASH AND CASH EQUIVALENTS, End of period	$213,036	$47,956

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 27, 2012 AND OCTOBER 29, 2011
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable industry segment. The Company had 440 stores located in 43 states throughout the continental United States as of October 27, 2012 and 429 stores in 43 states as of October 29, 2011. During the thirty-nine week period ended October 27, 2012, the Company opened 9 new stores and substantially remodeled 19 stores; which includes 1 new store and 7 substantial remodels during the third quarter. During the thirty-nine week period ended October 29, 2011, the Company opened 11 new stores, substantially remodeled 23 stores, and closed 2 stores; which includes 2 new stores and 7 substantial remodels during the third quarter.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales		Percentage of Net Sales
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
Merchandise Group	Oct. 27, 2012	Oct. 29, 2011	Oct. 27, 2012	Oct. 29, 2011

Denims	50.6%	49.8%	44.5%	44.8%
Tops (including sweaters)	30.3	31.8	31.3	32.4
Accessories	8.0	7.8	8.2	8.1
Sportswear/Fashions	1.4	1.5	7.6	6.9
Footwear	5.3	5.0	5.6	5.3
Outerwear	3.2	3.4	1.7	1.7
Casual bottoms	0.8	0.6	0.8	0.6
Other	0.4	0.1	0.3	0.2
	100.0%	100.0%	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 27, 2012			October 29, 2011
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$41,917	47,358	$0.89	$38,349	46,831	$0.82
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	331	(0.01)	-	511	(0.01)
Diluted EPS	$41,917	47,689	$0.88	$38,349	47,342	$0.81

	Thirty-nine Weeks Ended			Thirty-nine Weeks Ended
	October 27, 2012			October 29, 2011
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$102,949	47,307	$2.18	$95,376	46,801	$2.04
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	343	(0.02)	-	505	(0.02)
Diluted EPS	$102,949	47,650	$2.16	$95,376	47,306	$2.02

4.	Investments

The following is a summary of investments as of October 27, 2012:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$13,075	$-	$(990)	$(725)	$11,360
Preferred stock	2,000	-	-	(1,974)	26
	$15,075	$-	$(990)	$(2,699)	$11,386

Held-to-maturity securities:
State and municipal bonds	$43,601	$136	$(22)	$-	$43,715
Certificates of deposit	500	7	-	-	507
	$44,101	$143	$(22)	$-	$44,222

Trading securities:
Mutual funds	$10,081	$-	$(16)	$-	$10,065

The following is a summary of investments as of January 28, 2012:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-sale securities:
Auction-rate securities	$15,975	$-	$(1,110)	$(725)	$14,140
Preferred stock	2,000	-	-	(1,974)	26
	$17,975	$-	$(1,110)	$(2,699)	$14,166

Held-to-maturity securities:
State and municipal bonds	$43,474	$323	$-	$-	$43,797
Fixed maturities	3,262	20	-	-	3,282
Certificates of deposit	500	16	-	-	516
	$47,236	$359	$-	$-	$47,595

Trading securities:
Mutual funds	$8,946	$-	$(365)	$-	$8,581

The auction-rate securities and preferred stock were invested as follows as of October 27, 2012:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers at October 27, 2012	$10,075
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$15,075

As of October 27, 2012, the Company’s auction-rate securities portfolio was 1% AAA/Aaa-rated, 67% AA/Aa-rated, 19% A-rated, and 13% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of October 27, 2012 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-maturity securities
Less than 1 year	$31,705	$31,782
1 - 5 years	12,396	12,440
	$44,101	$44,222

At October 27, 2012 and January 28, 2012, $11,386 and $14,141 of available-for-sale securities and $12,396 and $17,263 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of October 27, 2012, the reported investment amount is net of $990 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $990 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $624 in stockholders’ equity as of October 27, 2012. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation.

As of October 27, 2012, the Company had $13,075 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $11,360 and $26, respectively. As of January 28, 2012, the Company had $15,975 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $14,140 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the third quarter of fiscal 2012, the Company was able to successfully liquidate ARS with a par value of $2,000. For the year-to-date period, the Company was able to successfully liquidate ARS with a par value of $2,900. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of October 27, 2012, all of the Company’s investments in ARS and preferred securities were classified in long-term investments. As of January 28, 2012, $25 of the Company’s investments in ARS and preferred securities was classified in short-term investments (due to a known upcoming redemption at par value) and $14,141 was classified in long-term investments.

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

●
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of October 27, 2012, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

o	Durations until redemption ranging from 0.5 to 31.0 years, with a weighted average of 5.0 years.
o	Discount rates ranging from 0.57% to 6.10%, with a weighted average of 2.43%.
o	Loss severities ranging from 0% to 25% of par value, with a weighted average of 6.92%.

As of October 27, 2012 and January 28, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of October 27, 2012 and January 28, 2012.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
October 27, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$188	$11,172	$11,360
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	10,065	-	-	10,065
Totals	$10,091	$188	$11,172	$21,451

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
January 28, 2012	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$2,920	$11,220	$14,140
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	8,581	-	-	8,581
Totals	$8,607	$2,920	$11,220	$22,747

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $978 of the Company’s recorded temporary impairment and $725 of the OTTI as of October 27, 2012. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Thirty-nine Weeks Ended October 27, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$11,220	$-	$-	$11,220
Total gains and losses:
Included in other
comprehensive income	2	-	-	2
Purchases, Issuances,
Sales, and Settlements:
Sales	(50)	-	-	(50)
Balance, end of quarter	$11,172	$-	$-	$11,172

	Thirty-nine Weeks Ended October 29, 2011
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities			Trading Securities
	Auction-rate		Preferred	Mutual
	Securities		Stock	Funds	Total
Balance, beginning of year	$8,586		$-	$-	$8,586
Transfers into Level 3	2,787	(a)	-	-	2,787
Total gains and losses:
Included in other
comprehensive income	91		-	-	91
Purchases, Issuances,
Sales, and Settlements:
Sales	(50)		-	-	(50)
Balance, end of quarter	$11,414		$-	$-	$11,414

(a)
Transferred from Level 2 to Level 3 due to lack of observable market data due to reduction in market activity. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist of state and municipal bonds, corporate bonds, and certificates of deposit. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of October 27, 2012, the fair value of held-to-maturity securities was $44,222 compared to the carrying amount of $44,101. As of January 28, 2012, the fair value of held-to-maturity securities is $47,595 compared to the carrying amount of $47,236.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 27, 2012 and October 29, 2011 of ($1,095) and $2,166, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 27, 2012 and October 29, 2011 of $56,998 and $40,083, respectively.

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

As of October 27, 2012, 637,509 shares were available for grant under the various stock option plans, of which 447,884 were available for grant to executive officers. Also as of October 27, 2012, 590,864 shares were available for grant under the Company’s various restricted stock plans, of which 552,240 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2012 and fiscal 2011 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011

Stock-based compensation expense, before tax	$1,999	$1,506

Stock-based compensation expense, after tax	$1,259	$949

	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011

Stock-based compensation expense, before tax	$6,136	$4,634

Stock-based compensation expense, after tax	$3,866	$2,919

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the consolidated statements of cash flows. For the thirty-nine week periods ended October 27, 2012 and October 29, 2011, the excess tax benefit realized from exercised stock options was $3,897 and $1,988, respectively.

A summary of the Company’s stock-based compensation activity related to stock options for the thirty-nine week period ended October 27, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	417,972	$2.38
Granted	-	-
Expired/forfeited	-	-
Exercised	(260,203)	2.20
Outstanding - end of quarter	157,769	$2.68	1.48	years	$6,527

Exercisable - end of quarter	157,769	$2.68	1.48	years	$6,527

No stock options were granted during fiscal 2012 or fiscal 2011. The total intrinsic value of options exercised during the thirty-nine week periods ended October 27, 2012 and October 29, 2011 was $11,976 and $5,999, respectively. As of October 27, 2012, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the thirty-nine week periods ended October 27, 2012 and October 29, 2011 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended October 27, 2012 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	386,202	$31.61
Granted	250,900	43.35
Forfeited	(1,240)	34.96
Vested	(58,723)	35.18
Non-Vested - end of quarter	577,139	$36.34

As of October 27, 2012, there was $9,449 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the thirty-nine week periods ended October 27, 2012 and October 29, 2011 was $2,775 and $1,169, respectively.

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

9.	Subsequent Events

On November 6, 2012, subsequent to the end of the quarter, the Company issued a press release announcing that at a meeting of the Board of Directors, held on November 5, 2012, the Board authorized a $4.50 per share special cash dividend to be paid to shareholders of record at the close of business on December 7, 2012. The Board also authorized a $0.20 per share quarterly dividend to be paid to shareholders of record at the close of business on December 7, 2012. The $0.20 per share quarterly dividend accelerates and replaces the regular quarterly dividend that has historically been paid in January. Both the special cash dividend and the regular quarterly dividend are payable on December 21, 2012 and will be paid together.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales		Percentage	Percentage of Net Sales		Percentage
	Thirteen Weeks Ended		Increase/	Thirty-nine Weeks Ended		Increase/
	Oct. 27, 2012	Oct. 29, 2011	(Decrease)	Oct. 27, 2012	Oct. 29, 2011	(Decrease)

Net sales	100.0%	100.0%	3.9%	100.0%	100.0%	5.2%
Cost of sales (including buying,
distribution, and occupancy costs)	55.9%	56.6%	2.6%	57.3%	57.5%	4.8%
Gross profit	44.1%	43.4%	5.7%	42.7%	42.5%	5.6%
Selling expenses	17.3%	18.3%	-1.8%	18.0%	18.6%	1.3%
General and administrative expenses	3.5%	3.0%	22.7%	3.7%	3.4%	14.3%
Income from operations	23.3%	22.1%	9.6%	21.0%	20.5%	8.1%
Other income, net	0.1%	0.1%	-45.2%	0.3%	0.3%	-3.5%
Income before income taxes	23.4%	22.2%	9.3%	21.3%	20.8%	7.9%
Provision for income taxes	8.6%	8.2%	9.3%	7.8%	7.7%	7.9%
Net income	14.8%	14.0%	9.3%	13.5%	13.1%	7.9%

Net sales increased from $273.4 million in the third quarter of fiscal 2011 to $284.1 million in the third quarter of fiscal 2012, a 3.9% increase. Comparable store sales increased by $6.1 million, or 2.4%, for the thirteen week period ended October 27, 2012 compared to the same period in the prior year. The increase in comparable store sales was primarily due to a 4.2% increase in the average retail price per piece of merchandise sold during the period, partially offset by a 1.0% decrease in the number of transactions at comparable stores and a 0.9% decrease in the average number of units sold per transaction. Sales growth for the thirteen week period was attributable to the inclusion of a full quarter of operating results for the four new stores opened after the first half of fiscal 2011, to the opening of nine new stores during the first three quarters of fiscal 2012, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 3.8% to $19.6 million.

The Company’s average retail price per piece of merchandise sold increased $2.13, or 4.2%, during the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. This $2.13 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($1.45), a 16.2% increase in average footwear price points ($0.39), an 8.3% increase in average accessory price points ($0.33), and a 1.2% increase in average knit shirt price points ($0.14); which were partially offset by reduced average price points in certain other categories ($0.18). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Net sales increased from $725.9 million for the first three quarters of fiscal 2011 to $763.4 million for the first three quarters of fiscal 2012, a 5.2% increase. Comparable store sales increased by $21.1 million, or 3.2%, for the thirty-nine week period ended October 27, 2012 compared to the same period in the prior year. The comparable store sales increase was primarily due to 5.9% increase in the average retail price per piece of merchandise sold during the period, partially offset by a 1.5% decrease in the number of transactions at comparable stores and a 0.9% decrease in the average number of units sold per transaction. Sales growth for the thirty-nine week period was also attributable to the inclusion of a full three quarters of operating results for the 13 new stores opened during fiscal 2011, to the opening of 9 new stores during the first three quarters of fiscal 2012, and to growth in online sales. Online sales for the year-to-date period increased 10.0% to $55.4 million. Average sales per square foot (for sales at physical retail store locations) increased 1.9% from $318.24 for the thirty-nine week period ended October 29, 2011 to $324.42 for the thirty-nine week period ended October 27, 2012. Total square footage as of October 27, 2012 was 2.204 million.

The Company’s average retail price per piece of merchandise sold increased $2.71, or 5.9%, during the first three quarters of fiscal 2012 compared to the first three quarters of fiscal 2011. This $2.71 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($1.14), a 1.6% increase in average denim price points ($0.33), a 12.5% increase in average footwear price points ($0.30), a 9.2% increase in average active apparel price points ($0.29), a 7.7% increase in average accessory price points ($0.29), a 2.4% increase in average knit shirt price points ($0.27), and increased average price points in certain other categories ($0.09). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $118.7 million in the third quarter of fiscal 2011 to $125.4 million in the third quarter of fiscal 2012, a 5.7% increase. As a percentage of net sales, gross profit increased from 43.4% in the third quarter of fiscal 2011 to 44.1% in the third quarter of fiscal 2012. The improvement was attributable to an increase in actual merchandise margins (0.90%, as a percentage of net sales), which was partially offset by an increase in certain occupancy, distribution, and buying costs (0.20%, as a percentage of net sales).

Year-to-date, gross profit increased from $308.8 million for the thirty-nine week period ended October 29, 2011 to $326.1 million for the thirty-nine week period ended October 27, 2012, a 5.6% increase. As a percentage of net sales, gross profit increased from 42.5% for the first three quarters of fiscal 2011 to 42.7% for the first three quarters of fiscal 2012. The improvement was attributable to an increase in actual merchandise margins (0.25%, as a percentage of net sales), which was partially offset by an increase in certain occupancy, distribution, and buying costs (0.05%, as a percentage of net sales).

Selling expenses declined from $50.1 million for the third quarter of fiscal 2011 to $49.3 million for the third quarter of fiscal 2012, a 1.8% decrease. As a percentage of net sales, selling expenses decreased from 18.3% for the third quarter of fiscal 2011 to 17.3% for the third quarter of fiscal 2012. The reduction was primarily attributable to decreases in expenses related to store payroll (0.40%, as a percentage of net sales), the incentive bonus accrual (0.30%, as a percentage of net sales), bankcard fees (0.20%, as a percentage of net sales), and internet order fulfillment (0.20%, as a percentage of net sales); which were partially offset by increases in certain other selling expenses (0.10%, as a percentage of net sales).

Year-to-date, selling expenses increased from $135.3 million in the first three quarters of fiscal 2011 to $137.0 million in the first three quarters of fiscal 2012, a 1.3% increase. As a percentage of net sales, selling expenses decreased from 18.6% in fiscal 2011 to 18.0% in fiscal 2012. The reduction was primarily attributable to decreases in expenses related to the incentive bonus accrual (0.25%, as a percentage of net sales), bankcard fees (0.25%, as a percentage of net sales), store payroll (0.20%, as a percentage of net sales), and internet order fulfillment (0.15%, as a percentage of net sales); which were partially offset by increases in certain other selling expenses (0.25%, as a percentage of net sales).

General and administrative expenses increased from $8.1 million in the third quarter of fiscal 2011 to $10.0 million in the third quarter of fiscal 2012, a 22.7% increase. As a percentage of net sales, general and administrative expenses increased from 3.0% in the third quarter of fiscal 2011 to 3.5% in the third quarter of fiscal 2012. Increases in vacation pay expense (0.25%, as a percentage of net sales), equity compensation expense (0.15%, as a percentage of net sales), and certain other general and administrative expenses (0.20%, as a percentage of net sales) were partially offset by a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Year-to-date, general and administrative expense increased from $24.9 million for the first three quarters of fiscal 2011 to $28.5 million for the first three quarters of fiscal 2012, a 14.3% increase. As a percentage of net sales, general and administrative expenses increased from 3.4% in fiscal 2011 to 3.7% in fiscal 2012. Increases in vacation pay expense (0.30%, as a percentage of net sales) and equity compensation expense (0.15%, as a percentage of net sales) were partially offset by reductions in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales) and certain other general and administrative expenses (0.05%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 9.6% to $66.2 million for the third quarter of fiscal 2012 compared to $60.4 million for the third quarter of fiscal 2011. Income from operations was 23.3% of net sales for the third quarter of fiscal 2012 compared to 22.1% of net sales for the third quarter of fiscal 2011. Income from operations, for the thirty-nine week period ended October 27, 2012, increased 8.1% to $160.6 million compared to $148.5 million for the thirty-nine week period ended October 29, 2011. Income from operations was 21.0% of net sales for the first three quarters of fiscal 2012 compared to 20.5% of net sales for the first three quarters of fiscal 2011.

Other income decreased from $0.3 million for the third quarter of fiscal 2011 to $0.2 million for the third quarter of fiscal 2012. Other income for the year-to-date period decreased from $2.4 million for the thirty-nine week period ended October 29, 2011 to $2.3 million for the thirty-nine week period ended October 27, 2012. The Company’s other income is derived primarily from interest and dividends received on the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 36.8% in both the third quarter of fiscal 2012 and the third quarter of fiscal 2011, bringing net income to $41.9 million in the third quarter of fiscal 2012 compared to $38.3 million in the third quarter of fiscal 2011, an increase of 9.3%. Income tax expense was also 36.8% of pre-tax income in the first three quarters of fiscal 2012 and the first three quarters of fiscal 2011, bringing year-to-date net income to $102.9 million for fiscal 2012 compared to $95.4 million for fiscal 2011, an increase of 7.9%.

LIQUIDITY AND CAPITAL RESOURCES

As of October 27, 2012, the Company had working capital of $301.3 million, including $213.0 million of cash and cash equivalents and short-term investments of $31.7 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2012 and fiscal 2011, the Company’s cash flow from operations was $92.4 million and $85.8 million, respectively.

The uses of cash for both thirty-nine week periods include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, and other capital expenditures.

During the first three quarters of fiscal 2012 and 2011, the Company invested $24.1 million and $28.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $2.0 million and $3.5 million in the first three quarters of fiscal 2012 and 2011, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2012, the Company anticipates completing approximately three additional store construction projects, including approximately one new store and approximately two stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2012 will be approximately $28 to $34 million, which includes primarily planned new store and store remodeling projects. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of October 27, 2012, had total cash and investments of $278.6 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years other than payment of the Company’s special cash dividend in December 2012 as referenced under the “Dividend payments” heading that follows.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $20.0 million. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings during the first three quarters of fiscal 2012 or 2011.

Dividend payments – During the first three quarters of fiscal 2012, the Company paid total cash dividends of $28.8 million in the form of a $0.20 per share dividend during each of the three quarters. During the first three quarters of fiscal 2011, the Company paid total cash dividends of $135.1 million as follows:  $0.20 per share in each of the three quarters and a special one-time cash dividend of $2.25 per share in the third quarter.

On November 6, 2012, subsequent to the end of the quarter, the Company issued a press release announcing that at a meeting of the Board of Directors, held on November 5, 2012, the Board authorized a $4.50 per share special cash dividend to be paid to shareholders of record at the close of business on December 7, 2012. The Board also authorized a $0.20 per share quarterly dividend to be paid to shareholders of record at the close of business on December 7, 2012. The $0.20 per share quarterly dividend accelerates and replaces the regular quarterly dividend that has historically been paid in January. Both the special cash dividend and the regular quarterly dividend are payable on December 21, 2012 and will be paid together. Based on the number of shares outstanding as of October 27, 2012, the Company anticipates that the total dividend payment will be approximately $225.3 million. The Company plans to fund the dividend from its current cash balance of $213.0 million and cash flow from operations during the months of fiscal November and December.

Auction-Rate Securities - As of October 27, 2012, total cash and investments included $11.4 million of auction-rate securities (“ARS”) and preferred securities, which compares to $14.2 million of ARS and preferred securities as of January 28, 2012. All of the $11.4 million of ARS and preferred securities as of October 27, 2012 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of October 27, 2012, the reported investment amount is net of a $1.0 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.0 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.6 million in stockholders’ equity as of October 27, 2012. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending October 27, 2012 have not changed materially from those utilized for the fiscal year ended January 28, 2012, included in The Buckle Inc.’s 2011 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The liability recorded for unredeemed gift certificates and gift cards was $13.4 million and $20.3 million as of October 27, 2012 and January 28, 2012, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.9 million and $0.8 million as of October 27, 2012 and January 28, 2012, respectively.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $7.1 million and $4.9 million as of October 27, 2012 and January 28, 2012, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of October 27, 2012 and January 28, 2012, the Company’s non-current deferred tax liability includes a $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of October 27, 2012.

The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of October 27, 2012, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

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

The following tables identify the material obligations and commitments as of October 27, 2012:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$4,980	$2,977	$1,339	$664	$-
Deferred compensation	10,065	-	-	-	10,065
Operating leases	376,666	57,410	104,624	87,129	127,503
Total contractual obligations	$391,711	$60,387	$105,963	$87,793	$137,568

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $25.0 million, of which $20.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2012 or the first three quarters of fiscal 2011. The Company had outstanding letters of credit totaling $3.1 million and $2.3 million at October 27, 2012 and January 28, 2012, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2011, 2010, and 2009, the holiday and back-to-school seasons accounted for approximately 35% for each respective year of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirty-nine week periods ended October 27, 2012 and October 29, 2011. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of October 27, 2012, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At October 27, 2012, the Company held $15.1 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.0 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of October 27, 2012. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 27, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

July 29, 2012 to Aug. 25, 2012	-	-	-	543,900
Aug. 26, 2012 to Sept. 29, 2012	-	-	-	543,900
Sept. 30, 2012 to Oct. 27, 2012	-	-	-	543,900
	-	-	-
The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 543,900 shares remaining to complete this authorization.

Item 3.	Defaults Upon Senior Securities:	None

Item 4.	Mine Safety Disclosures.	None

Item 5.	Other Information:	None

Item 6.	Exhibits:

(a)	Exhibit 31.1 and 31.2 certifications, as well as Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

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

THE BUCKLE, INC.

Dated: December 6, 2012	/s/ DENNIS H. NELSON
DENNIS H. NELSON, President and CEO
(principal executive officer)

Dated: December 6, 2012	/s/ KAREN B. RHOADS
KAREN B. RHOADS, Vice President
of Finance and CFO
(principal accounting officer)