Form 10-Q
period 2013-05-04
BUCKLE INC
filed 2013-06-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2013

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

The number of shares outstanding of the Registrant's Common Stock, as of June 7, 2013, was 48,325,331.

 THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	May 4,	February 2,
ASSETS	2013	2013

CURRENT ASSETS:
Cash and cash equivalents	$116,601	$117,608
Short-term investments	27,566	26,414
Receivables	4,176	3,470
Inventory	105,894	103,853
Prepaid expenses and other assets	26,506	25,528
Total current assets	280,743	276,873

PROPERTY AND EQUIPMENT	383,901	373,286
Less accumulated depreciation and amortization	(217,396)	(210,183)
	166,505	163,103

LONG-TERM INVESTMENTS	36,094	35,735
OTHER ASSETS	2,265	2,263

	$485,607	$477,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$40,746	$34,124
Accrued employee compensation	13,435	42,183
Accrued store operating expenses	10,703	10,121
Gift certificates redeemable	17,674	22,221
Income taxes payable	21,062	20,307
Total current liabilities	103,620	128,956

DEFERRED COMPENSATION	11,890	10,600
DEFERRED RENT LIABILITY	38,441	36,947
OTHER LIABILITIES	11,331	11,822
Total liabilities	165,282	188,325

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,322,955 and 48,059,269
shares issued and outstanding at May 4, 2013 and February 2, 2013, respectively	483	481
Additional paid-in capital	120,170	117,391
Retained earnings	200,598	172,711
Accumulated other comprehensive loss	(926)	(934)
Total stockholders’ equity	320,325	289,649

	$485,607	$477,974

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012

SALES, Net of returns and allowances	$269,712	$263,762

COST OF SALES (Including buying, distribution, and occupancy costs)	152,705	149,567

Gross profit	117,007	114,195

OPERATING EXPENSES:
Selling	47,290	46,270
General and administrative	10,460	9,903
	57,750	56,173

INCOME FROM OPERATIONS	59,257	58,022

OTHER INCOME, Net	350	1,812

INCOME BEFORE INCOME TAXES	59,607	59,834

PROVISION FOR INCOME TAXES	22,055	22,025

NET INCOME	$37,552	$37,809

EARNINGS PER SHARE:
Basic	$0.79	$0.80

Diluted	$0.78	$0.79

Basic weighted average shares	47,698	47,219
Diluted weighted average shares	47,933	47,597

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012

NET INCOME	$37,552	$37,809

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments	8	(2)
Other comprehensive income	8	(2)

COMPREHENSIVE INCOME	$37,560	$37,807

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Number	Common	Paid-in	Retained	Comprehensive
	of Shares	Stock	Capital	Earnings	Loss	Total

FISCAL 2013
BALANCE, February 3, 2013	48,059,269	$481	$117,391	$172,711	$(934)	$289,649

Net income	-	-	-	37,552	-	37,552
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,665)	-	(9,665)
Common stock issued on exercise
of stock options	11,863	-	-	-	-	-
Issuance of non-vested stock, net of
forfeitures	251,823	2	(2)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	2,584	-	-	2,584
Income tax benefit related to exercise of
stock options	-	-	197	-	-	197
Change in unrealized loss on investments,
net of tax	-	-	-	-	8	8

BALANCE, May 4, 2013	48,322,955	$483	$120,170	$200,598	$(926)	$320,325

FISCAL 2012
BALANCE, January 29, 2012	47,432,089	$474	$100,333	$263,039	$(699)	$363,147

Net income	-	-	-	37,809	-	37,809
Dividends paid on common stock,
($0.20 per share)	-	-	-	(9,584)	-	(9,584)
Common stock issued on exercise
of stock options	238,448	2	315	-	-	317
Issuance of non-vested stock, net of
forfeitures	250,900	3	(3)	-	-	-
Amortization of non-vested stock grants,
net of forfeitures	-	-	2,138	-	-	2,138
Income tax benefit related to exercise of
stock options	-	-	4,165	-	-	4,165
Change in unrealized loss on investments,
net of tax	-	-	-	-	(2)	(2)

BALANCE, April 28, 2012	47,921,437	$479	$106,948	$291,264	$(701)	$397,990

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4,	April 28,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,552	$37,809
Adjustments to reconcile net income to net cash flows
from operating activities:
Depreciation and amortization	7,887	7,894
Amortization of non-vested stock grants, net of forfeitures	2,584	2,138
Deferred income taxes	(956)	(791)
Other	17	211
Changes in operating assets and liabilities:
Receivables	(847)	515
Inventory	(2,041)	7,169
Prepaid expenses and other assets	(519)	(557)
Accounts payable	6,471	4,578
Accrued employee compensation	(28,748)	(26,425)
Accrued store operating expenses	582	(1,830)
Gift certificates redeemable	(4,547)	(4,925)
Income taxes payable	922	9,555
Deferred rent liabilities and deferred compensation	2,784	2,422

Net cash flows from operating activities	21,141	37,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,157)	(8,772)
Purchases of investments	(7,118)	(5,718)
Proceeds from sales/maturities of investments	5,619	2,467

Net cash flows from investing activities	(12,656)	(12,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	-	317
Excess tax benefit from stock option exercises	173	3,709
Payment of dividends	(9,665)	(9,584)

Net cash flows from financing activities	(9,492)	(5,558)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,007)	20,182

CASH AND CASH EQUIVALENTS, Beginning of period	117,608	166,511

CASH AND CASH EQUIVALENTS, End of period	$116,601	$186,693

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 4, 2013 AND APRIL 28, 2012
 (Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended February 2, 2013, included in The Buckle, Inc.'s 2012 Form 10-K.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 443 stores located in 43 states throughout the continental United States as of May 4, 2013 and 431 stores in 43 states as of April 28, 2012. During the thirteen week period ended May 4, 2013, the Company opened three new stores and substantially remodeled one store. During the thirteen week period ended April 28, 2012, the Company did not open any new stores, but did substantially remodel six stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Percentage of Net Sales
	Thirteen Weeks Ended
Merchandise Group	May 4, 2013	April 28, 2012

Denims	44.7%	44.7%
Tops (including sweaters)	28.3	30.2
Sportswear/Fashions	10.8	10.7
Accessories	7.5	7.0
Footwear	6.3	5.6
Outerwear	1.0	0.8
Casual bottoms	0.9	0.9
Other	0.5	0.1
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares, including stock options.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 4, 2013			April 28, 2012
		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS	$37,552	47,698	$0.79	$37,809	47,219	$0.80
Effect of Dilutive Securities:
Stock options and
non-vested shares	-	235	(0.01)	-	378	(0.01)
Diluted EPS	$37,552	47,933	$0.78	$37,809	47,597	$0.79

4.	Investments

The following is a summary of investments as of May 4, 2013:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$13,050	$-	$(1,470)	$(725)	$10,855
Preferred stock	2,000	-	-	(1,974)	26
	$15,050	$-	$(1,470)	$(2,699)	$10,881

Held-to-Maturity Securities:
State and municipal bonds	$40,389	$75	$(9)	$-	$40,455
Certificates of deposit	500	-	-	-	500
	$40,889	$75	$(9)	$-	$40,955

Trading Securities:
Mutual funds	$11,222	$668	$-	$-	$11,890

The following is a summary of investments as of February 2, 2013:

	Amortized	Gross	Gross	Other-than-	Estimated
	Cost or	Unrealized	Unrealized	Temporary	Fair
	Par Value	Gains	Losses	Impairment	Value
Available-for-Sale Securities:
Auction-rate securities	$13,075	$-	$(1,482)	$(725)	$10,868
Preferred stock	2,000	-	-	(1,974)	26
	$15,075	$-	$(1,482)	$(2,699)	$10,894

Held-to-Maturity Securities:
State and municipal bonds	$40,155	$108	$(15)	$-	$40,248
Certificates of deposit	500	4	-	-	504
	$40,655	$112	$(15)	$-	$40,752

Trading Securities:
Mutual funds	$10,257	$343	$-	$-	$10,600

The auction-rate securities and preferred stock were invested as follows as of May 4, 2013:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers at May 4, 2013	$10,050
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Student loan bonds	Student loans guaranteed by state entities	2,950
Preferred stock	Underlying investments of closed-end funds	2,000
Total par value		$15,050

As of May 4, 2013, the Company’s auction-rate securities portfolio was 68% AA/Aa-rated, 19% A-rated, and 13% below A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of May 4, 2013 is as follows:

	Amortized	Fair
	Cost	Value
Held-to-Maturity Securities
Less than 1 year	$27,566	$27,598
1 - 5 years	13,323	13,357
	$40,889	$40,955

At May 4, 2013 and February 2, 2013, $10,881 and $10,869 of available-for-sale securities and $13,323 and $14,266 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of May 4, 2013, the reported investment amount is net of $1,470 of temporary impairment and $2,699 of other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The $1,470 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $926 in stockholders’ equity as of May 4, 2013. For the investments considered temporarily impaired, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation and has classified the investments in long-term investments.

As of May 4, 2013, the Company had $13,050 invested in ARS and $2,000 invested in preferred securities, at par value, which are reported at their estimated fair value of $10,855 and $26, respectively. As of February 2, 2013, the Company had $13,075 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $10,868 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the first quarter of fiscal 2013, the Company was able to successfully liquidate $25 of its investments in ARS at par value. The Company reviews all investments for OTTI at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of May 4, 2013, all of the Company’s investments in ARS and preferred securities were classified in long-term investments. As of February 2, 2013, $25 of the Company’s investments in ARS and preferred securities was classified in short-term investments (due to a known upcoming redemption at par value) and $10,869 was classified in long-term investments.

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

●
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of May 4, 2013, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

o	Durations until redemption ranging from 0.5 to 29.0 years, with a weighted average of 6.4 years.
o	Discount rates ranging from 0.88% to 5.80%, with a weighted average of 2.28%.
o	Loss severities ranging from 0% to 25% of par value, with a weighted average of 2.66%.

As of May 4, 2013 and February 2, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 4, 2013 and February 2, 2013.

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

The Company’s financial assets measured at fair value on a recurring basis were as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
May 4, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$178	$10,677	$10,855
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	11,890	-	-	11,890
Totals	$11,916	$178	$10,677	$22,771

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
February 2, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$-	$178	$10,690	$10,868
Preferred stock	26	-	-	26
Trading securities (including mutual funds)	10,600	-	-	10,600
Totals	$10,626	$178	$10,690	$21,494

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $1,449 of the Company’s recorded temporary impairment and $725 of the OTTI as of May 4, 2013. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Thirteen Weeks Ended May 4, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$10,690	$-	$-	$10,690
Total gains and losses:
Included in other
comprehensive income	12	-	-	12
Purchases, Issuances,
Sales, and Settlements:
Sales	(25)	-	-	(25)
Balance, end of quarter	$10,677	$-	$-	$10,677

	Thirteen Weeks Ended April 28, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate	Preferred	Mutual
	Securities	Stock	Funds	Total
Balance, beginning of year	$11,220	$-	$-	$11,220
Total gains and losses:
Included in other
comprehensive income	-	-	-	-
Purchases, Issuances,
Sales, and Settlements:
Sales	(25)	-	-	(25)
Balance, end of quarter	$11,195	$-	$-	$11,195

There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended May 4, 2013 or April 28, 2012. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist of state and municipal bonds, corporate bonds, and certificates of deposit. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 4, 2013, the fair value of held-to-maturity securities was $40,955 compared to the carrying amount of $40,889. As of February 2, 2013, the fair value of held-to-maturity securities was $40,752 compared to the carrying amount of $40,655.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 4, 2013 and April 28, 2012 of ($151) and ($1,168), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,170 and $1,019 as of May 4, 2013 and February 2, 2013, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 4, 2013 and April 28, 2012 of $21,915 and $9,552, respectively.

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

As of May 4, 2013, 635,153 shares were available for grant under the various stock option plans, of which 447,457 shares were available for grant to executive officers. Also as of May 4, 2013, 339,041 shares were available for grant under the Company’s various restricted stock plans, of which 313,917 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2013 and fiscal 2012 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012

Stock-based compensation expense, before tax	$2,584	$2,138

Stock-based compensation expense, after tax	$1,628	$1,347

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the consolidated statements of cash flows. For the thirteen week periods ended May 4, 2013 and April 28, 2012, the excess tax benefit realized from exercised stock options was $173 and $3,709, respectively.

A summary of the Company’s stock-based compensation activity related to stock options for the thirteen week period ended May 4, 2013 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
		Exercise	Contractual		Intrinsic
	Shares	Price	Life		Value

Outstanding - beginning of year	42,808	$1.79
Granted	-	-
Expired/forfeited	-	-
Exercised	(11,863)	0.01
Outstanding - end of quarter	30,945	$2.47	1.47	years	$1,443

Exercisable - end of quarter	30,945	$2.47	1.47	years	$1,443

No stock options were granted during fiscal 2013 or fiscal 2012. The total intrinsic value of options exercised during the thirteen week periods ended May 4, 2013 and April 28, 2012 was $540 and $11,300, respectively. As of May 4, 2013, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the thirteen week periods ended May 4, 2013 and April 28, 2012 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 4, 2013 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Non-Vested - beginning of year	419,261	$39.52
Granted	254,400	47.03
Forfeited	(2,577)	40.33
Vested	(50,728)	43.60
Non-Vested - end of quarter	620,356	$42.26

As of May 4, 2013, there was $16,101 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended May 4, 2013 and April 28, 2012 was $2,400 and $2,767, respectively.

8.	Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	Thirteen Weeks Ended		Percentage
	May 4, 2013	April 28, 2012	Increase/(Decrease)

Net sales	100.0%	100.0%	2.3%
Cost of sales (including buying,
distribution, and occupancy costs)	56.6%	56.7%	2.1%
Gross profit	43.4%	43.3%	2.5%
Selling expenses	17.5%	17.5%	2.2%
General and administrative expenses	3.9%	3.8%	5.6%
Income from operations	22.0%	22.0%	2.1%
Other income, net	0.1%	0.7%	-80.7%
Income before income taxes	22.1%	22.7%	-0.4%
Provision for income taxes	8.2%	8.4%	0.1%
Net income	13.9%	14.3%	-0.7%

Net sales increased from $263.8 million in the first quarter of fiscal 2012 to $269.7 million in the first quarter of fiscal 2013, a 2.3% increase. Comparable store sales for the 13-week first quarter ended May 4, 2013 increased by $3.0 million, or 1.2%, from the 13-week period ended May 5, 2012. Due to the 53rd week in fiscal 2012, total net sales for the 13-week fiscal quarter ended May 4, 2013 are compared to the prior year 13-week fiscal quarter ended April 28, 2012, while comparable store sales for the quarter are compared to the corresponding 13-week period ended May 5, 2012. The comparable store sales increase for the quarter was primarily due to a 3.6% increase in the average number of units sold per transaction and a 0.7% increase in the average retail price per piece of merchandise sold during the period, which were partially offset by a 2.8% decrease in the number of transactions at comparable stores. Sales growth for the 13-week period was also attributable to the inclusion of a full quarter of operating results for the 10 new stores opened during fiscal 2012, to the opening of 3 new stores during the first quarter of fiscal 2013, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 6.0% to $20.9 million for the 13-week period ended May 4, 2013 compared to $19.7 million for the 13-week period ended April 28, 2012. Average sales per square foot decreased 1.0% from $113.04 for the first quarter of fiscal 2012 to $111.96 for the first quarter of fiscal 2013. Total square footage as of May 4, 2013 was 2.224 million compared to 2.156 million as of April 28, 2012.

The Company’s average retail price per piece of merchandise sold increased $0.32, or 0.7%, during the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. This $0.32 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 14.0% increase in average footwear price points ($0.38), a 1.1% increase in average denim price points ($0.24), and a shift in the merchandise mix ($0.18); which were partially offset by an 8.9% decrease in average woven shirt price points (-$0.33) and a 1.4% decrease in average knit shirt price points (-$0.15). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $114.2 million in the first quarter of fiscal 2012 to $117.0 million in the first quarter of fiscal 2013, a 2.5% increase. As a percentage of net sales, gross profit increased from 43.3% in the first quarter of fiscal 2012 to 43.4% in the first quarter of fiscal 2013. The increase was attributable to an improvement in merchandise margins (0.35%, as a percentage of net sales), which was partially offset by increases in occupancy, buying and distribution costs (0.25%, as a percentage of net sales).

Selling expenses increased from $46.3 million for the first quarter of fiscal 2012 to $47.3 million for the first quarter of fiscal 2013, a 2.2% increase. As a percentage of net sales, selling expenses were 17.5% for both the first quarter of fiscal 2012 and the first quarter of fiscal 2013. Increases in store payroll expense (0.35%, as a percentage of net sales) and health insurance claims expense (0.10%, as a percentage of net sales) were offset by reductions in store supplies expense (0.20%, as a percentage of net sales), expense related to the incentive bonus accrual (0.15%, as a percentage of net sales), and certain other selling expenses (0.10%, as a percentage of net sales).

General and administrative expenses increased from $9.9 million in the first quarter of fiscal 2012 to $10.5 million in the first quarter of fiscal 2013, a 5.6% increase. As a percentage of net sales, general and administrative expenses increased from 3.8% in the first quarter of fiscal 2012 to 3.9% in the first quarter of fiscal 2013. Increases in equity compensation expense (0.15%, as a percentage of net sales) and vacation pay expense (0.10%, as a percentage of net sales) were partially offset by reductions in certain other general and administrative expenses (0.15%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations increased 2.1% to $59.3 million for the first quarter of fiscal 2013 compared to $58.0 million for the first quarter of fiscal 2012. Income from operations was 22.0% of net sales for both the first quarter of fiscal 2013 and the first quarter of fiscal 2012.

Other income decreased from $1.8 million for the first quarter of fiscal 2012 to $0.4 million for the first quarter of fiscal 2013, with the reduction related primarily to certain state economic development incentives received during the first quarter of fiscal 2012.

Income tax expense as a percentage of pre-tax income was 37.0% in the first quarter of fiscal 2013 compared to 36.8% in the first quarter of fiscal 2012, bringing net income to $37.6 million in the first quarter of fiscal 2013 compared to $37.8 million in the first quarter of fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of May 4, 2013, the Company had working capital of $177.1 million, including $116.6 million of cash and cash equivalents and short-term investments of $27.6 million. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2013 and fiscal 2012, the Company’s cash flow from operations was $21.1 million and $37.8 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2013 and 2012, the Company invested $4.7 million and $7.9 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $6.5 million and $0.9 million in the first quarter of fiscal 2013 and 2012, respectively, in capital expenditures for the corporate headquarters and distribution facility. Capital spending for the corporate headquarters and distribution center during the first quarter of fiscal 2013 includes $5.4 million for the purchase of a new corporate airplane as a replacement for a plane that was sold by the Company in the fourth quarter of fiscal 2012.

During the remainder of fiscal 2013, the Company anticipates completing approximately 18 additional store construction projects, including approximately 10 new stores and approximately 8 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2013 will be approximately $34.0 to $38.0 million, which includes primarily planned new store and store remodeling projects. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 4, 2013, had total cash and investments of $180.3 million. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $20.0 million. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2013 or 2012. The Company had no bank borrowings as of May 4, 2013 and was in compliance with the terms and conditions of the line of credit agreement.

Auction-Rate Securities - As of May 4, 2013, total cash and investments included $10.9 million of auction-rate securities (“ARS”) and preferred securities, which compares to $10.9 million of ARS and preferred securities as of February 2, 2013. All of the $10.9 million of ARS and preferred securities as of May 4, 2013 has been included in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of May 4, 2013, the reported investment amount is net of a $1.5 million temporary impairment and a $2.7 million other-than-temporary impairment (“OTTI”) to account for the impairment of certain securities from their stated par value. The Company reported the $1.5 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.9 million in stockholders’ equity as of May 4, 2013. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending May 4, 2013 have not changed materially from those utilized for the fiscal year ended February 2, 2013, included in The Buckle Inc.’s 2012 Annual Report on Form 10-K .

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $17.7 million and $22.2 million as of May 4, 2013 and February 2, 2013, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.9 million as of both May 4, 2013 and February 2, 2013.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to reserve for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The liability recorded as a reserve for markdowns and/or obsolescence was $5.7 million and $6.3 million as of May 4, 2013 and February 2, 2013, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of May 4, 2013 and February 2, 2013, the Company’s non-current deferred tax liability includes a $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 4, 2013.

The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of May 4, 2013, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

●	Durations until redemption ranging from 0.5 to 29.0 years, with a weighted average of 6.4 years.
●	Discount rates ranging from 0.88% to 5.80%, with a weighted average of 2.28%.
●	Loss severities ranging from 0% to 25% of par value, with a weighted average of 2.66%.

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

The following tables identify the material obligations and commitments as of May 4, 2013:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase obligations	$8,982	$6,480	$1,972	$530	$-
Deferred compensation	11,890	-	-	-	11,890
Operating leases	367,534	60,939	106,320	89,292	110,983
Total contractual obligations	$388,406	$67,419	$108,292	$89,822	$122,873

Amount of Commitment Expiration Per Period
Other commercial commitments (dollar amounts in thousands):	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Lines of credit	$-	$-	$-	$-	$-
Total commercial commitments	$-	$-	$-	$-	$-

The Company has available an unsecured line of credit of $25.0 million, of which $20.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2013 or the first quarter of fiscal 2012. The Company had outstanding letters of credit totaling $2.2 million and $3.2 million as of May 4, 2013 and February 2, 2013, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2012, 2011, and 2010, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 4, 2013 and April 28, 2012. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position or results of operations.

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

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of May 4, 2013, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At May 4, 2013, the Company held $15.1 million, at par value, of investments in auction-rate securities (“ARS”) and preferred stock. The Company concluded that a $1.5 million temporary impairment and $2.7 million other-than-temporary impairment existed related to these securities as of May 4, 2013. Given current market conditions in the ARS and equity markets, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings:                                                                                                      None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 4, 2013:

			Total Number of	Maximum Number of Shares
	Total Number	Average	Shares Purchased	that May Yet Be Purchased
	of Shares	Price Paid	as Part of Publicly	Under Publicly
	Purchased	Per Share	Announced Plans	Announced Plans

Feb. 3, 2013 to Mar. 2, 2013	-	-	-	543,900
Mar. 3, 2013 to Apr. 6, 2013	-	-	-	543,900
Apr. 7, 2013 to May 4, 2013	-	-	-	543,900
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 543,900 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:                                                                               None

Item 4.    Mine Safety Disclosures.                                                                                            None

Item 5.    Other Information:                                                                                                        None

Item 6.    Exhibits:

a.	Exhibits 31.1 and 31.2 certifications, as well as Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.
Exhibits 10.1, 10.2, 10.3, 10.4, and 10.5 to The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed on April 3, 2013, are incorporated herein by this reference.

c.
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

 THE BUCKLE, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			THE BUCKLE, INC.

Dated:	June 12,	2013	/s/ DENNIS H. NELSON
			DENNIS H. NELSON, President and CEO
			(principal executive officer)

Dated:	June 12,	2013	/s/ KAREN B. RHOADS
			KAREN B. RHOADS, Vice President
			of Finance and CFO
			(principal accounting officer)