Form 10-K
period 2014-02-01
BUCKLE INC
filed 2014-04-02
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2014

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
☑ Large accelerated filer; ☐ Accelerated filer; ☐ Non-accelerated filer; ☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $1,587,093,025 on August 3, 2013. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 27,814,459 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 21, 2014, was 48,374,802.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2014 Annual Meeting of Shareholders to be held May 27, 2014 are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
February 1, 2014

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of February 1, 2014, the Company operated 450 retail stores in 43 states throughout the continental United States under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card, and a frequent shopper program. Most stores are located in regional, high-traffic shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. The Company’s men’s buying team and a portion of its marketing team are located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991. The Company has experienced significant growth over the past ten years, growing from 316 stores at the start of fiscal 2004 to 450 stores at the end of fiscal 2013. All references herein to fiscal 2013 refer to the 52-week period ended February 1, 2014. Fiscal 2012 refers to the 53-week period ended February 2, 2013 and fiscal 2011 refers to the 52-week period ended January 28, 2012. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (45.3% of fiscal 2013 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (30.2% of fiscal 2013 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	February 1, 2014	February 2, 2013	January 28, 2012

Denims	45.3%	46.4%	46.6%
Tops (including sweaters)	30.2	30.9	32.1
Accessories	8.5	8.4	8.2
Sportswear/fashions	6.0	5.7	5.1
Footwear	5.8	5.3	4.9
Outerwear	2.3	2.2	2.3
Casual bottoms	0.9	0.8	0.6
Other	1.0	0.3	0.2
	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 66% of the Company's sales during fiscal 2013. The remaining balance is comprised of private label merchandise. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Big Star, Big Star Vintage, Miss Me, Rock Revival, Silver Jeans, and Buffalo Jeans. Other key brands include Hurley, Billabong, Roxy, Affliction, American Fighter, Sinful, Obey, Roar, RVCA, Salvage, Society, Fox, Oakley, Bench, Corral, Reef, and Fossil. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift wrapping, layaways, a frequent shopper card, the Buckle private label credit card, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores or from the Company's online order fulfillment center. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of between approximately 4% to 5% of net sales have been made on a layaway basis, which is recorded as revenue upon delivery of the merchandise to the customer.

Merchandising and pricing decisions are made centrally; however, the Company's distribution system allows for variation in the mix of merchandise distributed to each store. This allows individual store inventories to be tailored to reflect differences in customer buying patterns at various locations. In addition, to assure a continually fresh look in its stores, the Company ships new merchandise daily to most stores. The Company also has a transfer program that shifts certain merchandise to locations where it is selling best. This distribution and transfer system helps to maintain customer satisfaction by providing in-stock popular items and reducing the need to markdown slow-moving merchandise at a particular location. The Company believes the reduced markdowns justify the incremental distribution costs associated with the transfer system. The Company does not hold store-wide off-price sales at anytime.

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

Marketing and Advertising

In fiscal 2013, the Company spent $11.1 million, or 1.0% of net sales, on seasonal marketing campaigns, advertising, promotions, online marketing, and in-store point-of-sale materials. Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience. Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the destination store for these specialty branded fashions.

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

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an e-Commerce enabled channel with an interactive, entertaining, informative, and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the Company’s latest financial news. The Company maintains an opt-in email database. National email campaigns are sent bi-monthly and targeted weekly messages are sent notifying guests of the latest store promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. The Company launched a redesigned Buckle.com on August 31, 2011, which featured enhanced screen resolution, the addition of product ratings and reviews, and improved site navigation and performance, and has continued to make smaller updates and enhancements since that time to improve both the performance of the site and the overall shopping experience.

Store Operations

The Company has an Executive Vice President of Stores, a Vice President of Sales, 18 district managers, and 69 area managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has one manager, one or two assistant managers, one to three additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs an alterations person.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring cash refunds, voids, inappropriate discounts, employee sales, and returns-to-vendor. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales in fiscal 2013, 0.4% of net sales in fiscal 2012, and 0.4% of net sales fiscal 2011.

The average store is approximately 5,000 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,900 square feet to 8,475 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team is led by the Senior Vice President of Women’s Merchandising and Senior Vice President of Men’s Merchandising, who have over 67 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

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

In fiscal 2013, Miss Me/Rock Revival accounted for 25.3% of the Company’s net sales and Axis Denim (which produces private label denim for the Company) accounted for 12.5% of net sales. No other vendor accounted for more than 10% of the Company’s net sales. Other current significant vendors include Big Star, Big Star Vintage, Silver Jeans, Buffalo Jeans, Hurley, Billabong, Roxy, Affliction, American Fighter, Sinful, Obey, Roar, RVCA, Salvage, Society, Fox, Oakley, Bench, Corral, Reef, and Fossil. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

During fiscal 2010, the Company completed construction of a new 240,000 square foot distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in September 2010 and the new facility is now the Company’s only operating store distribution center. The Company also owns a facility in Kearney, Nebraska that serves as its corporate headquarters and houses its online fulfillment and customer service center.

Store Locations and Expansion Strategies

As of March 14, 2014, the Company operated 450 stores in 43 states. The existing stores are in 4 downtown locations, 9 strip centers, 49 lifestyle centers, and 388 shopping malls. The Company anticipates opening approximately 17 new stores in fiscal 2014. For fiscal 2014, 12 of the new stores are expected to be located in higher traffic shopping malls and 5 new stores are expected to be located in lifestyle centers. The following table lists the location of existing stores as of March 14, 2014:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	8	Massachusetts	1	Oregon	6
Arizona	12	Michigan	19	Pennsylvania	10
Arkansas	6	Minnesota	12	Rhode Island	1
California	18	Mississippi	5	South Carolina	3
Colorado	13	Missouri	15	South Dakota	3
Florida	23	Montana	5	Tennessee	12
Georgia	9	Nebraska	13	Texas	50
Idaho	6	Nevada	4	Utah	10
Illinois	18	New Jersey	2	Virginia	6
Indiana	14	New Mexico	5	Washington	14
Iowa	17	New York	4	West Virginia	5
Kansas	17	North Carolina	11	Wisconsin	13
Kentucky	6	North Dakota	4	Wyoming	2
Louisiana	10	Ohio	22
Maryland	3	Oklahoma	13	Total	450

Buckle has grown significantly over the past ten years, with the number of stores increasing from 316 at the beginning of fiscal 2004 to 450 at the end of fiscal 2013. The Company's plan is to continue expansion by developing the geographic regions it currently serves and by expanding into contiguous markets. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2004 through the end of fiscal 2013:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2004	316	13	2	327
2005	327	15	4	338
2006	338	17	5	350
2007	350	20	2	368
2008	368	21	2	387
2009	387	20	6	401
2010	401	21	2	420
2011	420	13	2	431
2012	431	10	1	440
2013	440	13	3	450

The Company's criteria used when considering a particular location for expansion include:

•	Market area, including proximity to existing markets to capitalize on name recognition;

•	Trade area population (number, average age, and college population);

•	Economic vitality of market area;

•	Mall location, anchor tenants, tenant mix, and average sales per square foot;

•	Available location within a mall, square footage, storefront width, and facility of using the current store design;

•	Availability of experienced management personnel for the market;

•	Cost of rent, including minimum rent, common area, and extra charges;

•	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $0.9 million, including construction costs of approximately $0.7 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening approximately 17 new stores during fiscal 2014 and completing approximately 17 full remodels. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2014. The Company anticipates capital spending of approximately $48.0 to $53.0 million during fiscal 2014, which includes primarily new store and store remodeling projects, IT investments, and the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska.

The Company plans to expand in 2014 by opening stores in existing markets and by opening a store in Anchorage, Alaska (its first in the state of Alaska). The Company believes that, given the time required for training personnel, staffing a store, and developing adequate district and area managers, its current management infrastructure is sufficient to support its currently planned rate of growth.

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

Management Information Systems

The Company's management information systems ("MIS") and electronic data processing systems ("EDP") consist of a full range of retail, financial, and merchandising systems, including purchasing, inventory distribution and control, sales reporting, accounts payable, and merchandise management.

The system includes PC based point-of-sale ("POS") registers in each store. The registers trickle transactions to a central server using a virtual private network for collection of comprehensive data, including complete item-level sales information and employee time clocking. The transactions are then swept into the central computer (IBM iSeries). Price updates are sent daily for the price lookup (“PLU”) file maintained within the POS registers.

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

Employees

As of February 1, 2014, the Company had approximately 8,800 employees - approximately 2,400 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 680 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, vision, and life insurance, short-term and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan for eligible employees. An employee must be at least 20 years of age and work a minimum of 1,000 hours during the plan year to be eligible for the 401(k) plan. To be eligible for the plans, other than the 401(k) plan, an employee must have worked for the Company for 98 days or more, and his or her normal workweek must be 35 hours or more. As of February 1, 2014, 1,618 employees participated in the medical plan, 1,620 in the dental plan, 1,171 in the vision plan, 2,459 in the life insurance plan, 540 in the supplemental life insurance plan, 837 in the long-term disability plan, 489 in the short-term disability plan, and 1,776 in the cafeteria plan. With respect to the medical, dental, and life insurance plans, the Company pays 80% of the employee's expected premium cost plus 40% of the expected cost of dependent coverage under the health plan. In addition, all employees receive discounts on Company merchandise.

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

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Charlotte Russe, Express, Forever 21, Gap, Hollister, H&M, Maurices, Pacific Sunwear, Tilly's, Vanity, and Wet Seal. The women's market also competes with department stores, such as Dillards, Macy’s, Bon-Ton stores, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

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

Trademarks

“BUCKLE”, “THE BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, “BEST OF THE BLUES”, "BKE RED", "BEST BRANDS", "FAVORITE JEANS", "BKE SPORT", "BKE LOUNGE", and “B” icon are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 72. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 64. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Karen B. Rhoads, age 55. Ms. Rhoads is Senior Vice President of Finance and Chief Financial Officer and a Director of the Company. Ms. Rhoads was elected a Director on April 19, 1991. She was appointed Senior Vice President of Finance and Chief Financial Officer on March 6, 2014, after having served as Vice President of Finance and Chief Financial Officer since 1991. She worked in the corporate office while attending Kearney State College (now the University of Nebraska - Kearney) and later worked part-time on the sales floor. Ms. Rhoads practiced as a CPA for 6 1/2 years, during which time she began working on tax and accounting matters for the Company as a client. She has been employed with Buckle since November 1987.

Brett P. Milkie, age 54. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Kari G. Smith, age 50. Ms. Smith is Executive Vice President of Stores. She was appointed to this position on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Patricia K. Whisler, age 57. Ms. Whisler is Senior Vice President of Women’s Merchandising. She was appointed to this position on March 6, 2014, after having served as Vice President of Women's Merchandising since May 2001. Ms. Whisler joined the Company in February 1976 as a part-time salesperson and later became manager of a Buckle store before returning to the corporate office in 1983 to work as part of the growing merchandising team.

Robert M. Carlberg, age 50. Mr. Carlberg is Senior Vice President of Men’s Merchandising. He was appointed to this position on March 6, 2014, after having served as Vice President of Men's Merchandising since December 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

Kyle L. Hanson, age 49. Ms. Hanson is Vice President, General Counsel, and Corporate Secretary. She was appointed to this position on March 6, 2014, after having served as General Counsel and Corporate Secretary since May 2001. Ms. Hanson joined the Company in May 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with the Kutak Rock law firm in Omaha from 1990 to 1996.

Michelle Hoffman, age 52. Ms. Hoffman is Vice President of Sales. She was appointed to this position on March 6, 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and most recently Regional Manager since 2008.

Thomas B. Heacock, age 36. Mr. Heacock is Treasurer and Corporate Controller. He has held this position since March 21, 2011. Mr. Heacock has been employed by the Company since October 2003 and has served as Corporate Controller since February 2007. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 34% of net sales for both fiscal 2013 and fiscal 2012. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2014, the Company plans to open 17 new stores. This expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that such expansion will be profitable. If the Company fails to manage its store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

•Anticipating and responding timely to changing customer demands and preferences;

•	Effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;

•	Providing unique, high-quality merchandise in styles, colors, and sizes that appeal to consumers;
•Sourcing merchandise efficiently;
•Competitively pricing merchandise and creating customer perception of value;

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

Market/Liquidity Risk Related to the Company’s Investments. In prior years, the Company invested a portion of its investments in auction-rate securities (“ARS”), including auction-rate preferred securities (“ARPS”) that were converted to preferred stock. As of February 1, 2014 and February 2, 2013, $9.6 million and $10.9 million, respectively, of investments were in ARS and preferred securities. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Since February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the liquidity of the Company’s investments in ARS, and the Company believes that certain of the underlying issuers of its ARS are currently at risk. Further auction failures could have a material impact on the Company’s earnings; however, the Company does not believe further auction failures would have a material impact on its ability to fund its business.

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

The Company’s investments in ARS and preferred securities are reported at fair market value, and as of February 1, 2014, the reported investment amount is net of a $1.3 million temporary impairment to account for the impairment of certain securities from their stated par value. The Company reported the $1.3 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.8 million in stockholders’ equity as of February 1, 2014. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company reviews all investments for other-than-temporary impairment ("OTTI") at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates. Given current market conditions in the ARS market, the Company may incur additional temporary impairment or OTTI in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

Interest Rate Risk. To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of February 1, 2014, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

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

Year	Number of expiring leases

2015	64
2016	50
2017	51
2018	44
2019	54
2020	49
2021	47
2022 and later	91
Total	450

The corporate headquarters and online fulfillment center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. This building houses the Company’s screenprinting operations. The Company acquired the lease, with favorable terms, on the land the building is built upon. The lease is currently in the third of ten five-year renewal options, which expires on October 31, 2016. During fiscal 2010, the Company completed construction of a new 240,000 square foot distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in September 2010 and the new facility is now the Company’s only operating store distribution center. The Company also recently broke ground on a new 80,000 square foot building that will provide additional office space as a part of its home office campus in Kearney, Nebraska. The Company started initial site preparation during the fourth quarter of fiscal 2013 and expects that construction of the building will be completed before the end of fiscal 2014.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this form, the Company was not engaged in legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE. Prior to the Company’s initial public offering on May 6, 1992, there was no public market for the Company’s common stock.

Dividend Payments

During fiscal 2011, the Company paid cash dividends of $0.20 per share in each of the four quarters and also paid a special cash dividend of $2.25 per share in the third quarter. During fiscal 2012, the Company paid cash dividends of $0.20 per share in each of the four quarters and also paid a special cash dividend of $4.50 per share in the fourth quarter. During fiscal 2013, the Company paid cash dividends of $0.20 per share in each of the first three quarters and $0.22 per share in the fourth quarter and also paid a special cash dividend of $1.20 per share in the fourth quarter. The Company plans to continue its quarterly dividends during fiscal 2014.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 1, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 3, 2013 to Nov. 30, 2013	—	—	—	543,900
Dec. 1, 2013 to Jan. 4, 2014	—	—	—	543,900
Jan. 5, 2014 to Feb. 1, 2014	—	—	—	543,900
	—	—	—

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

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the Russell 2000 Stock Index and a peer group of Retail Trade Stocks:

Total Return Analysis	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014

The Buckle , Inc.	100.00	154.89	199.05	260.50	317.32	311.80
New Peer Group	100.00	184.24	225.78	251.17	347.44	352.43
Old Peer Group	100.00	182.74	224.12	250.72	347.80	353.99
Russell 2000 Index	100.00	137.73	179.52	187.45	217.07	272.99

In addition to the Company, the New Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, ARO, GPS, LB, PSUN, TLYS, URBN, WTSLA, and ZUMZ. In addition to the Company, the Old Peer Group includes the following retail company stocks: AEO, ANF, ARO, GPS, HOTT, LB, PSUN, URBN, WTSLA, and ZUMZ. The Company replaced HOTT with TLYS, as HOTT is no longer publicly traded, and believes the New Peer Group provides a meaningful comparison in terms of comparable products, revenue composition, and size.

The following table lists the Company’s quarterly market range for fiscal years 2013, 2012, and 2011, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	February 1, 2014		February 2, 2013		January 28, 2012
Quarter	High	Low	High	Low	High	Low

First	$49.28	$43.09	$50.00	$42.75	$46.38	$34.51
Second	57.39	48.56	47.49	36.33	47.97	38.54
Third	57.68	46.26	47.80	36.80	45.89	33.97
Fourth	53.57	43.45	51.74	41.50	45.98	36.58

The number of record holders of the Company’s common stock as of March 21, 2014 was 460. Based upon information from the principal market makers, the Company believes there are more than 25,000 beneficial owners. The closing price of the Company’s common stock on March 21, 2014 was $46.98.

Additional information required by this item appears in the Notes to Consolidated Financial Statements under Footnote J "Stock-Based Compensation" on pages 45 to 47 of this report and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	February 1, 2014	February 2, 2013 (d)	January 28, 2012	January 29, 2011	January 30, 2010
Income Statement Data
Net sales	$1,128,001	$1,124,007	$1,062,946	$949,838	$898,287
Cost of sales (including buying, distribution, and occupancy costs)	628,856	624,692	594,291	530,709	497,668
Gross profit	499,145	499,315	468,655	419,129	400,619
Selling expenses	206,893	201,963	195,294	177,610	168,741
General and administrative expenses	35,258	39,177	37,041	30,752	32,416
Income from operations	256,994	258,175	236,320	210,767	199,462
Other income, net	3,462	3,524	4,161	3,911	4,665
Income before income taxes	260,456	261,699	240,481	214,678	204,127
Provision for income taxes	97,872	97,394	89,025	79,996	76,824
Net income	$162,584	$164,305	$151,456	$134,682	$127,303
Basic earnings per share	$3.41	$3.47	$3.23	$2.92	$2.79
Diluted earnings per share	$3.39	$3.44	$3.20	$2.86	$2.73
Dividends declared per share (a)	$2.02	$5.30	$3.05	$3.30	$2.60

Selected Operating Data
Stores open at end of period	450	440	431	420	401
Average sales per square foot	$461	$475	$462	$428	$428
Average sales per store (000's)	$2,318	$2,380	$2,314	$2,133	$2,129
Comparable store sales change (b)	—%	2.1%	8.4%	1.2%	7.8%

Balance Sheet Data (c)
Working capital	$218,756	$147,917	$210,296	$160,663	$172,779
Long-term investments	$43,436	$35,735	$39,985	$66,162	$72,770
Total assets	$546,293	$477,974	$531,539	$494,844	$488,903
Long-term debt	$—	$—	$—	$—	$—
Stockholders' equity	$361,930	$289,649	$363,147	$345,665	$354,259

(a)
During fiscal 2009, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special cash dividend of $1.80 per share in the third quarter of fiscal 2009. During fiscal 2010, cash dividends were $0.20 per share in each of the four quarters. In addition, the Company paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2010. During fiscal 2011, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special cash dividend of $2.25 per share in the third quarter of fiscal 2011. During fiscal 2012, cash dividends were $0.20 per share in each of the four quarters. The Company also paid a special cash dividend of $4.50 per share in the fourth quarter of fiscal 2012. During fiscal 2013, cash dividends were $0.20 per share in each of the first three quarters and $0.22 per share in the fourth quarter. The Company also paid a special cash dividend of $1.20 per share in the fourth quarter of fiscal 2013.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	February 1, 2014	February 2, 2013	January 28, 2012	Fiscal Year 2012 to 2013	Fiscal Year 2011 to 2012

Net sales	100.0%	100.0%	100.0%	0.4%	5.7%
Cost of sales (including buying, distribution, and occupancy costs)	55.8%	55.6%	55.9%	0.7%	5.1%
Gross profit	44.2%	44.4%	44.1%	—%	6.5%
Selling expenses	18.3%	18.0%	18.4%	2.4%	3.4%
General and administrative expenses	3.1%	3.5%	3.5%	(10.0)%	5.8%
Income from operations	22.8%	22.9%	22.2%	(0.5)%	9.2%
Other income, net	0.3%	0.3%	0.4%	(1.7)%	(15.3)%
Income before income taxes	23.1%	23.2%	22.6%	(0.5)%	8.8%
Provision for income taxes	8.7%	8.6%	8.4%	0.5%	9.4%
Net income	14.4%	14.6%	14.2%	(1.0)%	8.5%

Fiscal 2013 Compared to Fiscal 2012

Net sales for the 52-week fiscal year ended February 1, 2014, increased 0.4% to $1.128 billion from net sales of $1.124 billion for the 53-week fiscal year ended February 2, 2013. Comparable store net sales for the fiscal year were flat in comparison to the 52-week period ended February 2, 2013. Comparable store sales for the year were the result of a 3.7% increase in the average number of units sold per transaction, partially offset by a 1.0% reduction in the average retail price price of merchandise sold and a 2.6% reduction in the number of transactions at comparable stores during the year. Sales growth for the fiscal year was attributable to the inclusion of a full year of operating results for the 10 new stores opened during fiscal 2012, to the opening of 13 new stores during fiscal 2013, and to growth in online sales; partially offset by one less week of sales due to the fact that fiscal 2013 was a 52-week year and fiscal 2012 was a 53-week fiscal year. Online sales for the fiscal year (which are not included in comparable store sales) increased 5.3% to $89.0 million. Average sales per square foot for fiscal 2013 decreased 2.8% from $475 to $461. Total square footage as of February 1, 2014 was 2.271 million compared to 2.208 million as of February 2, 2013.

The Company’s average retail price per piece of merchandise sold decreased $0.51, or 1.0%, during fiscal 2013 compared to fiscal 2012. This $0.51 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix (-$0.35), a 7.9% reduction in average woven shirt price points (-$0.29), a 3.5% reduction in average accessory price points (-$0.16), and a reduction in average price points in certain other merchandise categories (-$0.09); which were partially offset by a 15.0% increase in average footwear price points ($0.38). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs decreased $0.2 million from $499.3 million in fiscal 2012 to $499.1 million in fiscal 2013. As a percentage of net sales, gross profit decreased to 44.2% in fiscal 2013 compared to 44.4% in fiscal 2012. The decrease was driven by deleveraged occupancy, buying, and distribution expenses resulting from flat comparable store sales and one fewer week in fiscal 2013 compared to fiscal 2012 (0.55%, as a percentage of net sales), which was partially offset by an improvement in merchandise margins (0.25%, as a percentage of net sales) and a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales). Merchandise shrinkage was 0.5% of net sales for fiscal 2013 compared to 0.4% for fiscal 2012.

Selling expenses increased from $202.0 million in fiscal 2012 to $206.9 million in fiscal 2013, a 2.4% increase. Selling expenses as a percentage of net sales increased from 18.0% in fiscal 2012 to 18.3% in fiscal 2013. The increase was primarily attributable to increases in store payroll expense (0.30%, as a percentage of net sales), health insurance claims expense (0.15%, as a percentage of net sales), and certain other selling expenses (0.05%, as a percentage of net sales), which were partially offset by a reduction in expense related to the incentive bonus accrual (0.20%, as a percentage of net sales).

General and administrative expenses decreased from $39.2 million in fiscal 2012 to $35.3 million in fiscal 2013, a 10.0% decrease. As a percentage of net sales, general and administrative expenses were 3.5% for fiscal 2012 and 3.1% for fiscal 2013. Reductions in equity compensation expense (0.30%, as a percentage of net sales) and expense related to the incentive bonus accrual (0.25%, as a percentage of net sales) were partially offset by increases in certain other general and administrative expenses (0.15%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations decreased $1.2 million to $257.0 million for fiscal 2013, a decrease of 0.5% compared to fiscal 2012. Income from operations was 22.8% as a percentage of net sales in fiscal 2013 compared to 22.9% as a percentage of net sales in fiscal 2012.

Other income was $3.5 million in both fiscal 2012 and fiscal 2013. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 37.6% in fiscal 2013 compared to 37.2% in fiscal 2012, bringing net income to $162.6 million in fiscal 2013 versus $164.3 million in fiscal 2012, a decrease of 1.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 1, 2014, the Company had working capital of $218.8 million, including $164.9 million of cash and cash equivalents and $20.2 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2013, 2012, and 2011 the Company's cash flow from operations was $174.0 million, $220.9 million, and $209.3 million, respectively.

During fiscal 2013, 2012, and 2011, the Company invested $21.0 million, $27.8 million, and $32.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $7.8 million, $2.5 million, and $4.1 million in fiscal 2013, 2012, and 2011, respectively, in capital expenditures for the corporate headquarters and distribution facility. Capital spending for the corporate headquarters and distribution center during fiscal 2013 includes $5.4 million for the purchase of a new corporate airplane as a replacement for a plane that was sold by the Company in the fourth quarter of fiscal 2012.

During fiscal 2014, the Company anticipates completing approximately 34 store construction projects, including approximately 17 new stores and approximately 17 stores to be remodeled and/or relocated. The average cost of opening a new store during fiscal 2013 was approximately $0.9 million, including construction costs of approximately $0.7 million and inventory costs of approximately $0.2 million, net of payables. Management estimates that total capital expenditures during fiscal 2014 will be approximately $48.0 to $53.0 million, which includes primarily new store and store remodeling projects, IT investments, and the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of February 1, 2014, had total cash and investments of $228.5 million, including $43.4 million of long-term investments. The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $20.0 million. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2013, 2012, and 2011. The Company had no bank borrowings as of February 1, 2014 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2013, the Company paid total cash dividends of $97.1 million as follows: $0.20 per share in each of the first three quarters, $0.22 per share in the fourth quarter, and a special cash dividend of $1.20 per share in the fourth quarter. During fiscal 2012, the Company paid total cash dividends of $254.6 million as follows: $0.20 per share in each of the four quarters and a special cash dividend of $4.50 per share in the fourth quarter. During fiscal 2011, the Company paid total cash dividends of $144.6 million as follows: $0.20 per share in each of the four quarters and a special cash dividend of $2.25 per share in the third quarter. The Company plans to continue its quarterly dividends in fiscal 2014.

Stock repurchase plan - The Company did not repurchase any shares of its common stock during fiscal 2013 or fiscal 2012. During fiscal 2011, the Company repurchased 8,600 shares of its common stock at a cost of $0.3 million. The Company’s current 1,000,000 share repurchase plan was approved by the Board of Directors on November 20, 2008. As of February 1, 2014, 543,900 shares remained available for repurchase under the plan.

Auction-Rate Securities - As of February 1, 2014, total cash and investments included $9.6 million of auction-rate securities (“ARS”), which compares to $10.9 million of ARS and preferred securities as of February 2, 2013. Of the $9.6 million in ARS as of February 1, 2014, all were classified in long-term investments. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company’s ability to fund its business.

ARS and preferred securities are reported at fair market value, and as of February 1, 2014, the reported investment amount is net of a $1.3 million temporary impairment to account for the impairment of certain securities from their stated par value. The Company reported the $1.3 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.8 million in stockholders’ equity as of February 1, 2014. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. During fiscal 2013, the Company was able to successfully liquidate ARS and preferred securities with a par value of $4.1 million.

The Company reviews all investments for other-than-temporary impairment (“OTTI”) at least quarterly or as indicators of impairment exist. The value and liquidity of ARS held by the Company may be affected by continued auction-rate failures, the credit quality of each security, the amount and timing of interest payments, the amount and timing of future principal payments, and the probability of full repayment of the principal. Additional indicators of impairment include the duration and severity of the decline in market value. The interest rates on these investments will be determined by the terms of each individual ARS. The material risks associated with the ARS held by the Company include those stated above as well as the current economic environment, downgrading of credit ratings on investments held, and the volatility of the entities backing each of the issues. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates. The Company believes it has the ability and intent to hold these investments until recovery of market value occurs or until the ultimate maturity of the investments.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $23.1 million and $22.2 million as of February 1, 2014 and February 2, 2013, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 was $1.1 million, $0.8 million, and $0.7 million, respectively.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.8 million as of February 1, 2014 and $0.9 million as of February 2, 2013. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's consolidated balance sheets.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $7.4 million as of February 1, 2014 and $6.3 million as of February 2, 2013, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of February 1, 2014 and February 2, 2013, respectively, the Company’s non-current deferred tax liability includes a $0.9 million and $0.2 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

5.
Investments. As more fully described in Liquidity and Capital Resources on pages 23 to 24 and in Note B to the consolidated financial statements on pages 38 to 39, in prior years the Company invested a portion of its investments in auction-rate securities (“ARS”) and preferred securities. These investments are classified as available-for-sale securities and are reported at fair market values of $9.6 million and $10.9 million as of February 1, 2014 and February 2, 2013, respectively

The Company reviews impairment to determine the classification of potential impairments as either temporary or other-than-temporary. A temporary impairment results in an unrealized loss being recorded in other comprehensive income. An impairment that is considered other-than-temporary would be recognized in net income. The Company considers various factors in reviewing impairment, including the duration and severity of the decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, the current and expected market and industry conditions in which the investee operates, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs or until the ultimate maturity of the investments.

The Company determined the fair value of ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs, where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian or third party broker for ARS;

•	Sales of similar securities;

•	Quoted prices for similar securities in active markets;

•	Quoted prices for publicly traded preferred securities;

•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;

•	Pricing was provided by a third-party valuation consultant (using Level 3 inputs).

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of February 1, 2014.

The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of February 1, 2014, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

•	Durations until redemption ranging from 3.1 to 5.7 years, with a weighted average of 4.9 years.

•	Discount rates ranging from 3.93% to 4.93%, with a weighted average of 4.56%.

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

The following table identifies the material obligations and commitments as of February 1, 2014:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$11,127	$8,893	$2,060	$174	$—
Deferred compensation	12,797	—	—	—	12,797
Operating leases	351,721	62,915	110,373	88,854	89,579
Total contractual obligations	$375,645	$71,808	$112,433	$89,028	$102,376

The Company has available an unsecured line of credit of $25.0 million, of which $20.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2013, 2012 and 2011. The Company had outstanding letters of credit totaling $3.2 million as of both February 1, 2014 and February 2, 2013. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2013, 2012, and 2011, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.2 million as of February 1, 2014 and $1.1 million as of February 2, 2013, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position or results of operations, as there were no such reclassifications during the periods presented in this Form 10-K.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of February 1, 2014, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At February 1, 2014, the Company held $11.0 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $1.3 million temporary impairment existed related to these securities as of February 1, 2014. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Buckle, Inc. and subsidiary as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 2, 2014

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	February 1, 2014	February 2, 2013

CURRENT ASSETS:
Cash and cash equivalents	$164,868	$117,608
Short-term investments (Notes A, B, and C)	20,197	26,414
Receivables	4,318	3,470
Inventory	124,141	103,853
Prepaid expenses and other assets (Note F)	28,613	25,528
Total current assets	342,137	276,873

PROPERTY AND EQUIPMENT (Note D)	393,656	373,286
Less accumulated depreciation and amortization	(235,087)	(210,183)
	158,569	163,103

LONG-TERM INVESTMENTS (Notes A, B, and C)	43,436	35,735
OTHER ASSETS (Note G)	2,151	2,263

	$546,293	$477,974

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,147	$34,124
Accrued employee compensation	36,933	42,183
Accrued store operating expenses	9,983	10,121
Gift certificates redeemable	23,131	22,221
Income taxes payable	16,187	20,307
Total current liabilities	123,381	128,956

DEFERRED COMPENSATION (Note I)	12,797	10,600
DEFERRED RENT LIABILITY	37,564	36,947
OTHER LIABILITIES (Note F)	10,621	11,822
Total liabilities	184,363	188,325

COMMITMENTS (Notes E and H)

STOCKHOLDERS’ EQUITY (Note J):
Common stock, authorized 100,000,000 shares of $.01 par value; 48,336,392 and 48,059,269 shares issued and outstanding at February 1, 2014 and February 2, 2013, respectively	483	481
Additional paid-in capital	124,134	117,391
Retained earnings	238,151	172,711
Accumulated other comprehensive loss	(838)	(934)
Total stockholders’ equity	361,930	289,649

	$546,293	$477,974

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

SALES, Net of returns and allowances of $108,851, $106,612, and $95,476, respectively	$1,128,001	$1,124,007	$1,062,946

COST OF SALES (Including buying, distribution, and occupancy costs)	628,856	624,692	594,291

Gross profit	499,145	499,315	468,655

OPERATING EXPENSES:
Selling	206,893	201,963	195,294
General and administrative	35,258	39,177	37,041
	242,151	241,140	232,335

INCOME FROM OPERATIONS	256,994	258,175	236,320

OTHER INCOME, Net (Note A)	3,462	3,524	4,161

INCOME BEFORE INCOME TAXES	260,456	261,699	240,481

PROVISION FOR INCOME TAXES (Note F)	97,872	97,394	89,025

NET INCOME	$162,584	$164,305	$151,456

EARNINGS PER SHARE (Note K):
Basic	$3.41	$3.47	$3.23

Diluted	$3.39	$3.44	$3.20

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

NET INCOME	$162,584	$164,305	$151,456

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $56, $(138), and $(17), respectively	96	(235)	(28)
Other comprehensive income	96	(235)	(28)

COMPREHENSIVE INCOME	$162,680	$164,070	$151,428

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 29, 2011	47,127,926	$471	$89,719	$256,146	$(671)	$345,665

Net income	—	—	—	151,456	—	151,456
Dividends paid on common stock, ($3.05 per share)	—	—	—	(144,563)	—	(144,563)
Common stock issued on exercise of stock options	184,368	2	827	—	—	829
Issuance of non-vested stock, net of forfeitures	128,395	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,403	—	—	6,403
Common stock purchased and retired	(8,600)	—	(296)	—	—	(296)
Income tax benefit related to exercise of stock options	—	—	3,681	—	—	3,681
Change in unrealized loss on investments, net of tax	—	—	—	—	(28)	(28)

BALANCE, January 28, 2012	47,432,089	$474	$100,333	$263,039	$(699)	$363,147

Net income	—	—	—	164,305	—	164,305
Dividends paid on common stock, ($5.30 per share)	—	—	—	(254,633)	—	(254,633)
Common stock issued on exercise of stock options	377,520	4	842	—	—	846
Issuance of non-vested stock, net of forfeitures	249,660	3	(3)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	8,388	—	—	8,388
Income tax benefit related to exercise of stock options	—	—	7,831	—	—	7,831
Change in unrealized loss on investments, net of tax	—	—	—	—	(235)	(235)

BALANCE, February 2, 2013	48,059,269	$481	$117,391	$172,711	$(934)	$289,649

Net income	—	—	—	162,584	—	162,584
Dividends paid on common stock, ($2.02 per share)	—	—	—	(97,144)	—	(97,144)
Common stock issued on exercise of stock options	25,555	—	—	—	—	—
Issuance of non-vested stock, net of forfeitures	251,568	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,066	—	—	5,066
Income tax benefit related to exercise of stock options	—	—	1,679	—	—	1,679
Change in unrealized loss on investments, net of tax	—	—	—	—	96	96

BALANCE, February 1, 2014	48,336,392	$483	$124,134	$238,151	$(838)	$361,930

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$162,584	$164,305	$151,456
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32,631	33,834	32,769
Amortization of non-vested stock grants, net of forfeitures	5,066	8,388	6,403
Deferred income taxes	(2,086)	(1,939)	5,417
Other	988	1,528	859
Changes in operating assets and liabilities:
Receivables	(989)	596	1,232
Inventory	(20,288)	356	(15,616)
Prepaid expenses and other assets	(2,255)	(10,281)	321
Accounts payable	2,738	6,534	(2,883)
Accrued employee compensation	(5,250)	(671)	6,836
Accrued store operating expenses	(138)	(1,004)	1,472
Gift certificates redeemable	910	1,935	3,073
Income taxes payable	(2,699)	14,897	18,007
Deferred rent liabilities and deferred compensation	2,814	2,463	(73)

Net cash flows from operating activities	174,026	220,941	209,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(28,811)	(30,297)	(36,627)
Proceeds from sale of property and equipment	11	1,140	9
Change in other assets	112	130	19
Purchases of investments	(32,314)	(29,933)	(14,099)
Proceeds from sales/maturities of investments	30,981	37,294	33,125

Net cash flows from investing activities	(30,021)	(21,666)	(17,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	846	829
Excess tax benefit from stock option exercises	399	5,609	2,371
Purchases of common stock	—	—	(296)
Payment of dividends	(97,144)	(254,633)	(144,563)

Net cash flows from financing activities	(96,745)	(248,178)	(141,659)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,260	(48,903)	50,041

CASH AND CASH EQUIVALENTS, Beginning of year	117,608	166,511	116,470

CASH AND CASH EQUIVALENTS, End of year	$164,868	$117,608	$166,511

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2013 represents the 52-week period ended February 1, 2014, fiscal 2012 represents the 53-week period ended February 2, 2013, and fiscal 2011 represents the 52-week period ended January 28, 2012.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women operating 450 stores located in 43 states throughout the continental United States as of February 1, 2014.

During fiscal 2013, the Company opened 13 new stores, substantially renovated 8 stores, and closed 3 stores. During fiscal 2012, the Company opened 10 new stores, substantially renovated 21 stores, and closed 1 store. During fiscal 2011, the Company opened 13 new stores, substantially renovated 24 stores, and closed 2 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. Shipping costs were $6,223, $6,477, and $7,618 during fiscal 2013, 2012, and 2011, respectively. Merchandise returns are estimated based upon the historical average sales return percentage and accrued at the end of the period. The reserve for merchandise returns was $750 and $853 as of February 1, 2014 and February 2, 2013, respectively. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer.

The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote. Breakage reported for the fiscal years ended February 1, 2014, February 2, 2013, and January 28, 2012 was $1,146, $755, and $701, respectively. The Company recognizes a current liability for the down payment and subsequent installment payments made when merchandise is placed on layaway and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of three months or less when purchased to be cash equivalents.

Investments - Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year, and a portion of the Company’s investments in auction-rate securities (“ARS”), which are available-for-sale securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold. The Company reviews impairments to determine the classification of potential impairments as either “temporary” or “other-than-temporary.” A temporary impairment results in an unrealized loss being recorded in other comprehensive income. Impairments that are considered other-than-temporary are recognized as a loss in the consolidated statements of income. The Company considers various factors in reviewing impairments, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the investments for a period of time sufficient to allow for any anticipated recovery in market value. Held-to-maturity securities are carried at amortized cost. The Company believes it has the ability and maintains its intent to hold these investments until recovery of market value occurs or until the ultimate maturity of the investments. Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the average cost method. Management makes adjustments to inventory and cost of goods sold to account for merchandise obsolescence and markdowns based on assumptions using calculations applied to current inventory levels by department within each different markdown level. Management also reviews the levels of inventory in each markdown group, and the overall aging of inventory, versus the estimated future demand for such product and the current market conditions. The calculation for estimated markdowns and/or obsolescence reduced the Company’s inventory valuation by $7,415 and $6,286 as of February 1, 2014 and February 2, 2013, respectively. The amount charged (credited) to cost of goods sold, resulting from adjustments for estimated markdowns and/or obsolescence, was $1,129, $1,382, and $(183), for fiscal years 2013, 2012, and 2011, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and were $11,088, $10,214 and $8,865 for fiscal years 2013, 2012, and 2011, respectively.

Health Care Costs -The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $875 and $675 as of February 1, 2014 and February 2, 2013, respectively.

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

Of the Company’s $228,501 in total cash and investments as of February 1, 2014, $9,644 was comprised of investments in auction-rate securities (“ARS”). ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business.

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

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements - In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which adds additional disclosure requirements for items reclassified out of accumulated other comprehensive income. The additional disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on the Company’s financial position or results of operations, as there were no such reclassifications during the periods presented in this Form 10-K.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2013, 2012, and 2011 of $(285), $(174), and $3,190, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,304, $1,019, and $845 as of February 1, 2014, February 2, 2013, and January 28, 2012, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2013, 2012, and 2011 of $102,259, $78,828, and $63,230, respectively.

B.	INVESTMENTS

The following is a summary of investments as of February 1, 2014:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$10,975	$—	$(1,331)	$—	$9,644

Held-to-Maturity Securities:
State and municipal bonds	$41,192	$210	$(2)	$—	$41,400

Trading Securities:
Mutual funds	$11,769	$1,028	$—	$—	$12,797

The following is a summary of investments as of February 2, 2013:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$13,075	$—	$(1,482)	$(725)	$10,868
Preferred stock	2,000	—	—	(1,974)	26
	$15,075	$—	$(1,482)	$(2,699)	$10,894

Held-to-Maturity Securities:
State and municipal bonds	$40,155	$108	$(15)	$—	$40,248
Certificates of deposit	500	4	—	—	504
	$40,655	$112	$(15)	$—	$40,752

Trading Securities:
Mutual funds	$10,257	$343	$—	$—	$10,600

The auction-rate securities were invested as follows as of February 1, 2014:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers	$7,975
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Student loan bonds	Student loans guaranteed by state entities	2,950
Total par value		$10,975

As of February 1, 2014, the Company’s auction-rate securities portfolio was 74% AA/Aa-rated and 26% A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of February 1, 2014 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$20,197	$20,221
1 - 5 years	20,995	21,179
	$41,192	$41,400

At February 1, 2014 and February 2, 2013, $9,644 and $10,869 of available-for-sale securities and $20,995 and $14,266 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) and preferred securities are classified as available-for-sale and reported at fair market value. As of February 1, 2014, the reported investment amount is net of $1,331 of temporary impairment to account for the impairment of certain securities from their stated par value. The $1,331 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $838 in stockholders’ equity as of February 1, 2014. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation and has classified the investments in long-term investments.

As of February 1, 2014, the Company had $10,975 invested in ARS, at par value, which is reported at its estimated fair value of $9,644. As of February 2, 2013, the Company had $13,075 invested in ARS and $2,000 invested in preferred securities, which were reported at their estimated fair value of $10,868 and $26, respectively. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During fiscal years 2013, 2012, and 2011, the Company was able to successfully liquidate ARS and preferred securities with a par value of $4,100, $2,900, and $5,750, respectively. The Company reviews all investments for other-than-temporary impairment ("OTTI") at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of February 1, 2014, all of the Company’s investments in ARS were classified in long-term investments. As of February 2, 2013, $25 of the Company’s investments in ARS and preferred securities was classified in short-term investments (due to a known upcoming redemption at par value) and $10,869 was classified in long-term investments.

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

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of February 1, 2014, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

◦	Durations until redemption ranging from 3.1 to 5.7 years, with a weighted average of 4.9 years.

◦	Discount rates ranging from 3.93% to 4.93%, with a weighted average of 4.56%.

As of February 1, 2014 and February 2, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note B. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

•	Pricing was provided by the custodian or third-party broker for ARS;

•	Sales of similar securities;

•	Quoted prices for similar securities in active markets;

•	Quoted prices for publicly traded preferred securities;

•
Quoted prices for similar assets in markets that are not active - including markets where there are few transactions for the asset, the prices are not current, or price quotations vary substantially either over time or among market makers, or in which little information is released publicly;

•	Pricing was provided by a third-party valuation consultant (using Level 3 inputs).

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of February 1, 2014 and February 2, 2013.

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

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2014	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$177	$9,467	$9,644
Trading securities (including mutual funds)	12,797	—	—	12,797
Totals	$12,797	$177	$9,467	$22,441

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 2, 2013	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$178	$10,690	$10,868
Preferred stock	26	—	—	26
Trading securities (including mutual funds)	10,600	—	—	10,600
Totals	$10,626	$178	$10,690	$21,494

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $1,308 of the Company’s recorded temporary impairment as of February 1, 2014. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fifty-two Weeks Ended February 1, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate Securities	Preferred Stock	Mutual Funds	Total

Balance, beginning of year	$10,690	$—	$—	$10,690
Total gains and losses:
Included in other comprehensive income	152	—	—	152
Purchases, Issuances, Sales, and Settlements:
Sales	(1,375)	—	—	(1,375)
Balance, end of year	$9,467	$—	$—	$9,467

	Fifty-three Weeks Ended February 2, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate Securities	Preferred Stock	Mutual Funds	Total

Balance, beginning of year	$11,220	$—	$—	$11,220
Total gains and losses:
Included in other comprehensive income	(480)	—	—	(480)
Purchases, Issuances, Sales, and Settlements:
Sales	(50)	—	—	(50)
Balance, end of year	$10,690	$—	$—	$10,690

There were no transfers of securities between Levels 1, 2, or 3 during the fiscal years ended February 1, 2014 or February 2, 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist of state and municipal bonds, corporate bonds, and certificates of deposit. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of February 1, 2014, the fair value of held-to-maturity securities was $41,400 compared to the carrying amount of $41,192. As of February 2, 2013, the fair value of held-to-maturity securities was $40,752 compared to the carrying amount of $40,655.

The carrying values of receivables, accounts payable, accrued expenses and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both February 1, 2014 and February 2, 2013, respectively.

D.	PROPERTY AND EQUIPMENT

	February 1, 2014	February 2, 2013

Land	$2,165	$2,165
Building and improvements	28,006	28,055
Office equipment	9,357	8,265
Transportation equipment	20,782	15,445
Leasehold improvements	146,655	141,165
Furniture and fixtures	157,771	149,836
Shipping/receiving equipment	26,392	25,847
Screenprinting equipment	111	111
Construction-in-progress	2,417	2,397
	$393,656	$373,286

E.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $20,000. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines during periods of peak inventory build-up. There were no bank borrowings as of February 1, 2014 and February 2, 2013. There were no bank borrowings during fiscal 2013, 2012, and 2011. The Company had outstanding letters of credit totaling $3,226 and $3,243 as of February 1, 2014 and February 2, 2013, respectively. The line of credit is scheduled to expire on July 31, 2015.

F.	INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Current income tax expense:
Federal	$89,198	$88,265	$73,880
State	10,760	11,068	9,728
Deferred income tax expense	(2,086)	(1,939)	5,417
Total	$97,872	$97,394	$89,025

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Statutory rate	35.0%	35.0%	35.0%
State income tax effect	2.7	2.8	2.7
Tax exempt interest income	(0.1)	(0.1)	(0.2)
Other	—	(0.5)	(0.5)
Effective tax rate	37.6%	37.2%	37.0%

Deferred income tax assets and liabilities are comprised of the following:

	February 1, 2014	February 2, 2013
Deferred income tax assets (liabilities):
Inventory	$5,020	$4,260
Stock-based compensation	4,012	4,595
Accrued compensation	4,903	4,121
Accrued store operating costs	655	733
Realized and unrealized loss on securities	1,264	1,843
Gift certificates redeemable	1,311	1,060
Allowance for doubtful accounts	4	3
Deferred rent liability	13,899	13,670
Property and equipment	(31,411)	(33,390)
Less: Valuation allowance	(925)	(194)
Net deferred income tax asset (liability)	$(1,268)	$(3,299)

As of February 1, 2014 and February 2, 2013, respectively, the net current deferred income tax assets of $9,353 and $8,523 are classified in “prepaid expenses and other assets.” As of February 1, 2014 and February 2, 2013, respectively, the net non-current deferred income tax liabilities of $10,621 and $11,822 are classified in “other liabilities.” There are no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of February 1, 2014 or February 2, 2013. The Company has no open examinations with the Internal Revenue Service and fiscal years 2010, 2011, 2012 and 2013 remain subject to examination by the Internal Revenue Service as well as state taxing authorities.

Valuation allowances are recorded to reduce the value of deferred tax assets to the amount that is more likely than not to be realized. As of February 1, 2014, the Company had $1,152 in deferred tax assets for capital loss carryforwards, which expire in periods from fiscal 2014 through fiscal 2019, and a related valuation allowance of $(925). As of February 2, 2013, the Company had a deferred tax asset of $423 for capital loss carryforwards and a related valuation allowance of $(194).

G.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,155 as of February 1, 2014 and $1,125 as of February 2, 2013, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

H.	COMMITMENTS

Leases - The Company conducts its operations in leased facilities under numerous non-cancelable operating leases expiring at various dates through fiscal 2024. Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved. Operating lease base rental expense for fiscal 2013, 2012, and 2011 was $61,640, $58,683, and $54,626, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2013, 2012, and 2011 were $5,080, $5,163, and $5,256, respectively.

Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of February 1, 2014 are as follows:

Minimum Rental
Fiscal Year	Commitments

2014	$62,915
2015	57,745
2016	52,628
2017	47,617
2018	41,237
Thereafter	89,579
Total minimum rental commitments	$351,721

Litigation - From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of these consolidated financial statements, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

I.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,166, $1,059, and $791 for fiscal years 2013, 2012, and 2011, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $326, $429, and $235 for fiscal years 2013, 2012, and 2011, respectively.

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

As of February 1, 2014, 635,315 shares were available for grant under the various stock option plans, of which 447,457 shares were available for grant to executive officers. Also as of February 1, 2014, 1,139,296 shares were available for grant under the Company’s various restricted stock plans, of which 1,114,172 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2013, 2012, and 2011 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Stock-based compensation expense, before tax	$5,066	$8,388	$6,403

Stock-based compensation expense, after tax	$3,192	$5,284	$4,034

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the consolidated statements of cash flows. For fiscal 2013, 2012, and 2011, the excess tax benefit realized from exercised stock options was $399, $5,609, and $2,371, respectively.

The Company paid a special cash dividend in each of the past three fiscal years. On September 19, 2011, the Board of Directors authorized a $2.25 per share special cash dividend to be paid on October 27, 2011 to shareholders of record at the close of business on October 14, 2011. On November 5, 2012, the Board of Directors authorized a $4.50 per share special cash dividend to be paid on December 21, 2012 to shareholders of record at the close of business on December 7, 2012. On December 9, 2013, the Board of Directors authorized a $1.20 per share special cash dividend to be paid on January 27, 2014 to shareholders of record at the close of business on January 15, 2014. To preserve the intrinsic value for option holders, the Board also approved on each occasion, pursuant to the terms of the Company’s various stock option plans, a proportional adjustment to both the exercise price and the number of shares covered by each award for all outstanding stock options. This adjustment did not result in any incremental compensation expense.

A summary of the Company’s stock-based compensation activity related to stock options for the fiscal year ended February 1, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value

Outstanding - beginning of year	42,808	$1.79
Granted	—	—
Other (1)	334	0.05
Expired/forfeited	(496)	0.01
Exercised	(25,555)	0.01
Outstanding - end of year	17,091	$4.12	1.27	years	$687

Exercisable - end of year	17,091	$4.12	1.27	years	$687

(1)
An adjustment was made to the exercise price and number of options outstanding for the special cash dividend paid during January 2014. "Other" represents additional options issues as a result of this adjustment in the fourth quarter of fiscal 2013.

No stock options were granted during fiscal 2013, 2012, and 2011. The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011 was $1,244, $17,386, and $7,218, respectively. As of February 1, 2014, there was no unrecognized compensation expense as all outstanding stock options were vested.

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended February 1, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	419,261	$39.52
Granted	254,400	47.03
Forfeited	(2,832)	40.49
Vested	(207,030)	38.28
Non-Vested - end of year	463,799	$44.19

As of February 1, 2014, there was $3,241 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.5 years. The total fair value of shares vested during fiscal 2013, 2012, and 2011 was $9,329, $10,199, and $7,527 respectively.

K.	EARNINGS PER SHARE

The following table provides reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	February 1, 2014			February 2, 2013			January 28, 2012
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$162,584	47,744	$3.41	$164,305	47,383	$3.47	$151,456	46,859	$3.23
Effect of Dilutive Securities
Stock options and non-vested shares	—	232	(0.02)	—	327	(0.03)	—	500	(0.03)
Diluted EPS	$162,584	47,976	$3.39	$164,305	47,710	$3.44	$151,456	47,359	$3.20

No stock options were deemed anti-dilutive and excluded from the computation of diluted earnings per share for fiscal 2013, 2012 or 2011.

L.	SEGMENT INFORMATION

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories. The Company operates its business as one reportable segment. The Company operated 450 stores located in 43 states throughout the continental United States as of February 1, 2014.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	February 1, 2014	February 2, 2013	January 28, 2012

Denims	45.3%	46.4%	46.6%
Tops (including sweaters)	30.2	30.9	32.1
Accessories	8.5	8.4	8.2
Sportswear/Fashions	6.0	5.7	5.1
Footwear	5.8	5.3	4.9
Outerwear	2.3	2.2	2.3
Casual bottoms	0.9	0.8	0.6
Other	1.0	0.3	0.2
	100.0%	100.0%	100.0%

M.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2013 and 2012 are as follows:

	Quarter
Fiscal 2013	First	Second	Third	Fourth

Net sales	$269,712	$232,529	$286,761	$338,999
Gross profit	$117,007	$94,487	$126,225	$161,426
Net income	$37,552	$25,144	$40,584	$59,304
Basic earnings per share	$0.79	$0.53	$0.85	$1.24
Diluted earnings per share	$0.78	$0.52	$0.85	$1.23

	Quarter
Fiscal 2012	First	Second	Third	Fourth

Net sales	$263,762	$215,483	$284,147	$360,615
Gross profit	$114,195	$86,503	$125,415	$173,202
Net income	$37,809	$23,223	$41,917	$61,356
Basic earnings per share	$0.80	$0.49	$0.89	$1.29
Diluted earnings per share	$0.79	$0.49	$0.88	$1.28

Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year. Each of the quarters presented is a 13-week quarter with the exception of the fourth quarter of fiscal 2012, which was a 14-week quarter ending the Company's 53-week fiscal year.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework (1992). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2014.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Buckle, Inc.
Kearney, Nebraska

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 1, 2014 of the Company and our report dated April 2, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Omaha, Nebraska
April 2, 2014

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2013 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, July 1, 2013.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this item appears under the captions "Executive Officers of the Company" appearing on pages 10 and 11 of this report and "Election of Directors" in the Company's Proxy Statement for its 2014 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION
The information required by this item appears under the following captions in the Company's Proxy Statement for its 2014 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2014 Annual Shareholders' Meeting and in the Notes to Consolidated Financial Statements under Footnote J on pages 45 to 47 of this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2014 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2014 Annual Shareholders' Meeting and is incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Financial Statement Schedule
Valuation and Qualifying Account. This schedule is on page 53.
All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(b) Exhibits
See index to exhibits on pages 54 and 55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	April 2, 2014	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	April 2, 2014	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS,
Senior Vice President of Finance and CFO
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 2014.

/s/ DANIEL J. HIRSCHFELD	/s/ BILL L. FAIRFIELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ BRUCE L. HOBERMAN
Dennis H. Nelson	Bruce L. Hoberman
President and Chief Executive Officer	Director
and Director

/s/ KAREN B. RHOADS	/s/ MICHAEL E. HUSS
Karen B. Rhoads	Michael E. Huss
Senior Vice President of Finance and	Director
Principal Accounting Officer and Director

/s/ JOHN P. PEETZ	/s/ JAMES E. SHADA
John P. Peetz, III	James E. Shada
Director	Director

/s/ ROBERT E. CAMPBELL
Robert E. Campbell
Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns	Valuation Allowance - Deferred Tax Assets

Balance, January 29, 2011	$40	$731	$241

Amounts charged to costs and expenses	356	—	—
Amounts charged to other accounts	—	95,476	—
Deductions	(378)	(95,375)	(47)

Balance, January 28, 2012	$18	$832	$194

Amounts charged to costs and expenses	591	—	—
Amounts charged to other accounts	—	106,612	—
Deductions	(601)	(106,591)	—

Balance, February 2, 2013	$8	$853	$194

Amounts charged to costs and expenses	729	—	731
Amounts charged to other accounts	—	108,851	—
Deductions	(726)	(108,954)	—

Balance, February 1, 2014	$11	$750	$925

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form S-1 No. 33-46294
	(3.1.1)	Amendment to the Articles of Incorporation of The Buckle, Inc.
	(3.2)	By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form S-1 No. 33-46294

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(9)	Not applicable

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.6 and 10.6.1 to Form 10-K filed for the fiscal year ended January 28, 2012
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008
	(10.8)	2012 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 1, 2012
	(10.9)	2013 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held May 31, 2013
	(10.10)	Summary of Named Executive Officer Compensation	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for Annual Meeting to be held May 27, 2014
	(10.11)	Summary of Non-Employee Director Compensation	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for Annual Meeting to be held May 27, 2014

Exhibits		Page Number or Incorporation by Reference to

(11)	Not applicable

(12)	Not applicable

(13)	Not applicable

(14)	Not applicable

(16)	Not applicable

(18)	Not applicable

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(*)	Denotes management contract or compensatory plan or arrangement.