Form 10-Q
period 2014-05-03
BUCKLE INC
filed 2014-06-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2014

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

The number of shares outstanding of the Registrant's Common Stock, as of June 6, 2014, was 48,374,622.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 3, 2014	February 1, 2014

CURRENT ASSETS:
Cash and cash equivalents	$169,716	$164,868
Short-term investments	22,092	20,197
Receivables	4,832	4,318
Inventory	119,206	124,141
Prepaid expenses and other assets	28,560	28,613
Total current assets	344,406	342,137

PROPERTY AND EQUIPMENT	400,624	393,656
Less accumulated depreciation and amortization	(239,964)	(235,087)
	160,660	158,569

LONG-TERM INVESTMENTS	45,987	43,436
OTHER ASSETS	2,151	2,151

	$553,204	$546,293

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$36,439	$37,147
Accrued employee compensation	12,904	36,933
Accrued store operating expenses	10,529	9,983
Gift certificates redeemable	18,794	23,131
Income taxes payable	21,415	16,187
Total current liabilities	100,081	123,381

DEFERRED COMPENSATION	13,724	12,797
DEFERRED RENT LIABILITY	38,231	37,564
OTHER LIABILITIES	10,270	10,621
Total liabilities	162,306	184,363

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,374,622 and 48,336,392 shares issued and outstanding at May 3, 2014 and February 1, 2014, respectively	484	483
Additional paid-in capital	126,401	124,134
Retained earnings	264,851	238,151
Accumulated other comprehensive loss	(838)	(838)
Total stockholders’ equity	390,898	361,930

	$553,204	$546,293

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

SALES, Net of returns and allowances	$271,675	$269,712

COST OF SALES (Including buying, distribution, and occupancy costs)	154,475	152,705

Gross profit	117,200	117,007

OPERATING EXPENSES:
Selling	47,794	47,290
General and administrative	10,194	10,460
	57,988	57,750

INCOME FROM OPERATIONS	59,212	59,257

OTHER INCOME, Net	345	350

INCOME BEFORE INCOME TAXES	59,557	59,607

PROVISION FOR INCOME TAXES	22,215	22,055

NET INCOME	$37,342	$37,552

EARNINGS PER SHARE:
Basic	$0.78	$0.79

Diluted	$0.78	$0.78

Basic weighted average shares	47,886	47,698
Diluted weighted average shares	48,049	47,933

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

NET INCOME	$37,342	$37,552

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $0 and $4, respectively	—	8
Other comprehensive income	—	8

COMPREHENSIVE INCOME	$37,342	$37,560

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2014
BALANCE, February 2, 2014	48,336,392	$483	$124,134	$238,151	$(838)	$361,930

Net income	—	—	—	37,342	—	37,342
Dividends paid on common stock, ($0.22 per share)	—	—	—	(10,642)	—	(10,642)
Common stock issued on exercise of stock options	12,010	—	—	—	—	—
Issuance of non-vested stock, net of forfeitures	26,220	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,075	—	—	2,075
Income tax benefit related to exercise of stock options	—	—	193	—	—	193

BALANCE, May 3, 2014	48,374,622	$484	$126,401	$264,851	$(838)	$390,898

FISCAL 2013
BALANCE, February 3, 2013	48,059,269	$481	$117,391	$172,711	$(934)	$289,649

Net income	—	—	—	37,552	—	37,552
Dividends paid on common stock, ($0.20 per share)	—	—	—	(9,665)	—	(9,665)
Common stock issued on exercise of stock options	11,863	—	—	—	—	—
Issuance of non-vested stock, net of forfeitures	251,823	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,584	—	—	2,584
Income tax benefit related to exercise of stock options	—	—	197	—	—	197
Change in unrealized loss on investments, net of tax	—	—	—	—	8	8

BALANCE, May 4, 2013	48,322,955	$483	$120,170	$200,598	$(926)	$320,325

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$37,342	$37,552
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,651	7,887
Amortization of non-vested stock grants, net of forfeitures	2,075	2,584
Deferred income taxes	(767)	(956)
Other	157	17
Changes in operating assets and liabilities:
Receivables	(134)	(847)
Inventory	4,935	(2,041)
Prepaid expenses and other assets	461	(519)
Accounts payable	(461)	6,471
Accrued employee compensation	(24,029)	(28,748)
Accrued store operating expenses	546	582
Gift certificates redeemable	(4,337)	(4,547)
Income taxes payable	4,879	922
Deferred rent liabilities and deferred compensation	1,594	2,784

Net cash flows from operating activities	29,912	21,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,146)	(11,157)
Purchases of investments	(9,511)	(7,118)
Proceeds from sales/maturities of investments	5,065	5,619

Net cash flows from investing activities	(14,592)	(12,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from stock option exercises	170	173
Payment of dividends	(10,642)	(9,665)

Net cash flows from financing activities	(10,472)	(9,492)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,848	(1,007)

CASH AND CASH EQUIVALENTS, Beginning of period	164,868	117,608

CASH AND CASH EQUIVALENTS, End of period	$169,716	$116,601

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2014 AND MAY 4, 2013
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended February 1, 2014, included in The Buckle, Inc.'s 2013 Form 10-K.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 450 stores located in 43 states throughout the continental United States as of May 3, 2014 and 443 stores in 43 states as of May 4, 2013. During the thirteen week period ended May 3, 2014, the Company opened 1 new store, substantially remodeled 6 stores, and closed 1 store. During the thirteen week period ended May 4, 2013, the Company opened 3 new stores and substantially remodeled 1 store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 3, 2014	May 4, 2013

Denims	43.6%	44.7%
Tops (including sweaters)	28.4	28.3
Sportswear/Fashions	11.1	10.8
Accessories	7.7	7.5
Footwear	6.2	6.3
Casual bottoms	1.2	0.9
Outerwear	1.0	1.0
Other	0.8	0.5
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 3, 2014			May 4, 2013
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$37,342	47,886	$0.78	$37,552	47,698	$0.79
Effect of Dilutive Securities:
Stock options and non-vested shares	—	163	—	—	235	(0.01)
Diluted EPS	$37,342	48,049	$0.78	$37,552	47,933	$0.78

4.	Investments

The following is a summary of investments as of May 3, 2014:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$10,975	$—	$(1,331)	$—	$9,644

Held-to-Maturity Securities:
State and municipal bonds	$44,711	$185	$(18)	$—	$44,878

Trading Securities:
Mutual funds	$12,378	$1,346	$—	$—	$13,724

The following is a summary of investments as of February 1, 2014:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$10,975	$—	$(1,331)	$—	$9,644

Held-to-Maturity Securities:
State and municipal bonds	$41,192	$210	$(2)	$—	$41,400

Trading Securities:
Mutual funds	$11,769	$1,028	$—	$—	$12,797

The auction-rate securities were invested as follows as of May 3, 2014:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers	$7,975
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Student loan bonds	Student loans guaranteed by state entities	2,950
Total par value		$10,975

As of May 3, 2014, the Company’s auction-rate securities portfolio was 82% AA/Aa-rated and 18% A-rated.

The amortized cost and fair value of debt securities by contractual maturity as of May 3, 2014 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$22,092	$22,108
1 - 5 years	22,619	22,770
	$44,711	$44,878

At May 3, 2014 and February 1, 2014, $9,644 and $9,644 of available-for-sale securities and $22,619 and $20,995 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of May 3, 2014, the reported investment amount is net of $1,331 of temporary impairment to account for the impairment of certain securities from their stated par value. The $1,331 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $838 in stockholders’ equity as of May 3, 2014. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation and has classified the investments in long-term investments.

As of both May 3, 2014 and February 1, 2014, the Company had $10,975 invested in ARS, at par value, which was reported at its estimated fair value of $9,644. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. The Company reviews all investments for other-than-temporary impairment ("OTTI") at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of both May 3, 2014 and February 1, 2014, all of the Company’s investments in ARS were classified in long-term investments.

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

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of May 3, 2014, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

◦	Durations until redemption ranging from 3.1 to 5.7 years, with a weighted average of 4.9 years.

◦	Discount rates ranging from 3.93% to 4.93%, with a weighted average of 4.56%.

As of May 3, 2014 and February 1, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 3, 2014 and February 1, 2014.

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

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 3, 2014	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$177	$9,467	$9,644
Trading securities (including mutual funds)	13,724	—	—	13,724
Totals	$13,724	$177	$9,467	$23,368

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2014	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$177	$9,467	$9,644
Trading securities (including mutual funds)	12,797	—	—	12,797
Totals	$12,797	$177	$9,467	$22,441

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $1,308 of the Company’s recorded temporary impairment as of May 3, 2014. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Thirteen Weeks Ended May 3, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate Securities	Preferred Stock	Mutual Funds	Total

Balance, beginning of year	$9,467	$—	$—	$9,467
Total gains and losses:
Included in other comprehensive income	—	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—	—
Balance, end of quarter	$9,467	$—	$—	$9,467

	Thirteen Weeks Ended May 4, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities		Trading Securities
	Auction-rate Securities	Preferred Stock	Mutual Funds	Total

Balance, beginning of year	$10,690	$—	$—	$10,690
Total gains and losses:
Included in other comprehensive income	12	—	—	12
Purchases, Issuances, Sales, and Settlements:
Sales	(25)	—	—	(25)
Balance, end of quarter	$10,677	$—	$—	$10,677

There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended May 3, 2014 or May 4, 2013. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist of state and municipal bonds, corporate bonds, and certificates of deposit. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 3, 2014, the fair value of held-to-maturity securities was $44,878 compared to the carrying amount of $44,711. As of February 1, 2014, the fair value of held-to-maturity securities was $41,400 compared to the carrying amount of $41,192.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both May 3, 2014 and February 1, 2014, respectively.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 3, 2014 and May 4, 2013 of $247 and ($151), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,057 and $1,304 as of May 3, 2014 and February 1, 2014, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 3, 2014 and May 4, 2013 of $17,933 and $21,915, respectively.

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

As of May 3, 2014, 635,315 shares were available for grant under the various stock option plans, of which 447,457 shares were available for grant to executive officers. Also as of May 3, 2014, 1,113,076 shares were available for grant under the Company’s various restricted stock plans, of which 1,101,452 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2014 and fiscal 2013 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Stock-based compensation expense, before tax	$2,075	$2,584

Stock-based compensation expense, after tax	$1,307	$1,628

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the consolidated statements of cash flows. For the thirteen week periods ended May 3, 2014 and May 4, 2013, the excess tax benefit realized from exercised stock options was $170 and $173, respectively.

A summary of the Company’s stock-based compensation activity related to stock options for the thirteen week period ended May 3, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value

Outstanding - beginning of year	17,091	$4.12
Granted	—	—
Expired/forfeited	—	—
Exercised	(12,010)	0.01
Outstanding - end of quarter	5,081	$13.82	3.76	years	$168

Exercisable - end of quarter	5,081	$13.82	3.76	years	$168

No stock options were granted during fiscal 2014 or fiscal 2013. The total intrinsic value of options exercised during the thirteen week periods ended May 3, 2014 and May 4, 2013 was $544 and $540, respectively. As of May 3, 2014, there was no unrecognized compensation expense as all outstanding stock options were vested.

Non-vested shares of common stock granted during the thirteen week periods ended May 3, 2014 and May 4, 2013 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 3, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	463,799	$44.19
Granted	266,600	44.32
Forfeited	(240,380)	47.03
Vested	(6,750)	45.67
Non-Vested - end of quarter	483,269	$42.83

As of May 3, 2014, there was $12,279 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended May 3, 2014 and May 4, 2013 was $293 and $2,400, respectively. During the thirteen week period ended May 3, 2014, 240,200 shares (representing all of the shares granted during fiscal 2013 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve either of the performance targets established for the fiscal 2013 grants.

8.	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 3, 2014	May 4, 2013	Increase/(Decrease)

Net sales	100.0%	100.0%	0.7%
Cost of sales (including buying, distribution, and occupancy costs)	56.9%	56.6%	1.2%
Gross profit	43.1%	43.4%	0.2%
Selling expenses	17.6%	17.5%	1.1%
General and administrative expenses	3.7%	3.9%	(2.5)%
Income from operations	21.8%	22.0%	(0.1)%
Other income, net	0.1%	0.1%	(1.2)%
Income before income taxes	21.9%	22.1%	(0.1)%
Provision for income taxes	8.2%	8.2%	0.7%
Net income	13.7%	13.9%	(0.6)%

Net sales increased from $269.7 million in the first quarter of fiscal 2013 to $271.7 million in the first quarter of fiscal 2014, a 0.7% increase. Comparable store net sales for the thirteen week quarter ended May 3, 2014 decreased by $2.3 million, or 0.9%, compared to the prior year thirteen week period ended May 4, 2013. The comparable store sales decline for the quarter was primarily attributable to a 3.0% reduction in the number of transactions at comparable stores and a 0.9% reduction in the average retail price per piece of merchandise sold during the quarter, which were partially offset by a 3.1% increase in the average number of units sold per transaction. Sales growth for the thirteen week period was, therefore, attributable to the inclusion of a full quarter of operating results for the 13 new stores opened during fiscal 2013, to the opening of 1 new store during the first quarter of fiscal 2014, and to growth in online sales. Online sales for the quarter (which are not included in comparable store sales) increased 2.5% to $21.4 million for the thirteen week period ended May 3, 2014 compared to $20.9 million for the thirteen week period ended May 4, 2013. Average sales per square foot decreased 1.4% from $111.96 for the first quarter of fiscal 2013 to $110.41 for the first quarter of fiscal 2014. Total square footage as of May 3, 2014 was 2.266 million compared to 2.224 million as of May 4, 2013.

The Company's average retail price per piece of merchandise sold decreased $0.44, or 0.9%, during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013. This $0.44 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix (-$0.75), a 1.8% reduction in average accessory price points (-$0.07), and reduced average price points in certain other merchandise categories (-$0.10); which were partially offset by a 1.6% increase in average denim price points ($0.34) and a 4.7% increase in average footwear price points ($0.14). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $117.0 million in the first quarter of fiscal 2013 to $117.2 million in the first quarter of fiscal 2014, a 0.2% increase. As a percentage of net sales, gross profit declined from 43.4% in the first quarter of fiscal 2013 to 43.1% in the first quarter of fiscal 2014. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (0.30%, as a percentage of net sales). Merchandise margins for the quarter were essentially flat in comparison to the same period a year ago.

Selling expenses increased from $47.3 million in the first quarter of fiscal 2013 to $47.8 million in the first quarter of fiscal 2014, a 1.1% increase. As a percentage of net sales, selling expenses increased from 17.5% in the first quarter of fiscal 2013 to 17.6% in the first quarter of fiscal 2014. An increase in store payroll expense (0.30%, as a percentage of net sales) was partially offset by a reduction in expense related to the incentive bonus accrual (0.20%, as a percentage of net sales).

General and administrative expenses decreased from $10.5 million in the first quarter of fiscal 2013 to $10.2 million in the first quarter of fiscal 2014, a 2.5% decrease. As a percentage of net sales, general and administrative expenses decreased from 3.9% in the first quarter of fiscal 2013 to 3.7% in the first quarter of fiscal 2014, with the reduction primarily attributable to a reduction in equity compensation expenses (0.20%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $59.2 million for the first quarter of fiscal 2014 compared to $59.3 million for the first quarter of fiscal 2013. Income from operations was 21.8% of net sales for the first quarter of fiscal 2014 compared to 22.0% of net sales for the first quarter of fiscal 2013.

Other income decreased from $0.4 million in the first quarter of fiscal 2013 to $0.3 million in the first quarter of fiscal 2014. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in the first quarter of fiscal 2014 compared to 37.0% in the first quarter of fiscal 2013, bringing net income to $37.3 million in the first quarter of fiscal 2014 compared to $37.6 million in the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

As of May 3, 2014, the Company had working capital of $244.3 million, including $169.7 million of cash and cash equivalents and $22.1 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2014 and fiscal 2013, the Company's cash flow from operations was $29.9 million and $21.1 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2014 and 2013, the Company invested $8.8 million and $4.7 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.3 million and $6.5 million in the first quarter of fiscal 2014 and 2013, respectively, in capital expenditures for the corporate headquarters and distribution facility. Capital spending for the corporate headquarters and distribution center during the first quarter of fiscal 2013 includes $5.4 million for the purchase of a new corporate airplane as a replacement for a plane that was sold by the Company in the fourth quarter of fiscal 2012.

During the remainder of fiscal 2014, the Company anticipates completing approximately 28 additional store construction projects, including approximately 16 new stores and approximately 12 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2014 will be approximately $48.0 to $53.0 million, which includes primarily planned new store and store remodeling projects, IT investments, and the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 3, 2014, had total cash and investments of $237.8 million, including $46.0 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit provides that outstanding letters of credit cannot exceed $20.0 million. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2014 or 2013. The Company had no bank borrowings as of May 3, 2014 and was in compliance with the terms and conditions of the line of credit agreement.

Auction-Rate Securities - As of May 3, 2014, total cash and investments included $9.6 million of auction-rate securities (“ARS”), which compares to $9.6 million of ARS as of February 1, 2014. All of the $9.6 million in ARS was classified in long term investments as of May 3, 2014. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company's investments in ARS and the Company has reason to believe that certain of the underlying issuers of its ARS are currently at risk. The Company does not anticipate, however, that further auction failures will have a material impact on the Company's ability to fund its business.

ARS are reported at fair market value, and as of May 3, 2014, the reported investment amount is net of a $1.3 million temporary impairment to account for the impairment of certain securities from their stated par value. The Company reported the $1.3 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.8 million in stockholders' equity as of May 3, 2014. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ending May 3, 2014 have not changed materially from those utilized for the fiscal year ended February 1, 2014, included in The Buckle Inc.’s 2013 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $18.8 million and $23.1 million as of May 3, 2014 and February 1, 2014, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption, which is based on historical redemption patterns, is remote.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.8 million as of both May 3, 2014 and February 1, 2014. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's consolidated balance sheets.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $8.2 million as of May 3, 2014 and $7.4 million as of February 1, 2014, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of May 3, 2014 and February 1, 2014, the Company’s non-current deferred tax liability includes a $0.9 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 3, 2014.

The Company has concluded that certain of its ARS represent Level 3 valuation and should be valued using a discounted cash flow analysis. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of May 3, 2014, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

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

The following tables identify the material obligations and commitments as of May 3, 2014:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$13,316	$9,618	$2,727	$821	$150
Deferred compensation	13,724	—	—	—	13,724
Operating leases	375,542	64,504	114,594	92,962	103,482
Total contractual obligations	$402,582	$74,122	$117,321	$93,783	$117,356

The Company has available an unsecured line of credit of $25.0 million, of which $20.0 million is available for letters of credit, which is excluded from the preceding table. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2014 or the first quarter of fiscal 2013. The Company had outstanding letters of credit totaling $4.2 million and $3.2 million as of May 3, 2014 and February 1, 2014, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2013, 2012, and 2011, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 3, 2014 and May 4, 2013. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of May 3, 2014, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At May 3, 2014, the Company held $11.0 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $1.3 million temporary impairment existed related to these securities as of May 3, 2014. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:            None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 3, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 2, 2014 to Mar. 1, 2014	-	-	-	543,900
Mar. 2, 2014 to Apr. 5, 2014	-	-	-	543,900
Apr. 6, 2014 to May 3, 2014	-	-	-	543,900
	-	-	-

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

b.
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 12, 2014	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 12, 2014	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS,
Senior Vice President of Finance and CFO
(principal accounting officer)