Form 10-Q
period 2015-05-02
BUCKLE INC
filed 2015-06-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2015

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

The number of shares outstanding of the Registrant's Common Stock, as of June 5, 2015, was 48,532,213.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 2, 2015	January 31, 2015

CURRENT ASSETS:
Cash and cash equivalents	$134,632	$133,708
Short-term investments	22,792	25,857
Receivables	6,627	8,567
Inventory	129,626	129,921
Prepaid expenses and other assets	27,552	26,536
Total current assets	321,229	324,589

PROPERTY AND EQUIPMENT	436,393	427,915
Less accumulated depreciation and amortization	(260,193)	(255,252)
	176,200	172,663

LONG-TERM INVESTMENTS	45,103	43,698
OTHER ASSETS	2,043	2,043

	$544,575	$542,993

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$38,778	$35,714
Accrued employee compensation	12,037	36,920
Accrued store operating expenses	11,399	9,984
Gift certificates redeemable	19,402	23,992
Income taxes payable	19,265	15,661
Total current liabilities	100,881	122,271

DEFERRED COMPENSATION	13,541	14,261
DEFERRED RENT LIABILITY	39,940	40,566
OTHER LIABILITIES	10,192	10,617
Total liabilities	164,554	187,715

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,532,213 and 48,379,613 shares issued and outstanding at May 2, 2015 and January 31, 2015, respectively	485	484
Additional paid-in capital	133,446	131,112
Retained earnings	246,519	224,111
Accumulated other comprehensive loss	(429)	(429)
Total stockholders’ equity	380,021	355,278

	$544,575	$542,993

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

SALES, Net of returns and allowances	$271,345	$271,675

COST OF SALES (Including buying, distribution, and occupancy costs)	157,748	154,475

Gross profit	113,597	117,200

OPERATING EXPENSES:
Selling	49,154	47,794
General and administrative	11,638	10,194
	60,792	57,988

INCOME FROM OPERATIONS	52,805	59,212

OTHER INCOME, Net	736	345

INCOME BEFORE INCOME TAXES	53,541	59,557

PROVISION FOR INCOME TAXES	19,971	22,215

NET INCOME	$33,570	$37,342

EARNINGS PER SHARE:
Basic	$0.70	$0.78

Diluted	$0.70	$0.78

Basic weighted average shares	48,074	47,886
Diluted weighted average shares	48,188	48,049

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

NET INCOME	$33,570	$37,342

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax	—	—
Other comprehensive income	—	—

COMPREHENSIVE INCOME	$33,570	$37,342

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2015
BALANCE, February 1, 2015	48,379,613	$484	$131,112	$224,111	$(429)	$355,278

Net income	—	—	—	33,570	—	33,570
Dividends paid on common stock, ($0.23 per share)	—	—	—	(11,162)	—	(11,162)
Issuance of non-vested stock, net of forfeitures	152,600	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,335	—	—	2,335

BALANCE, May 2, 2015	48,532,213	$485	$133,446	$246,519	$(429)	$380,021

FISCAL 2014
BALANCE, February 2, 2014	48,336,392	$483	$124,134	$238,151	$(838)	$361,930

Net income	—	—	—	37,342	—	37,342
Dividends paid on common stock, ($0.22 per share)	—	—	—	(10,642)	—	(10,642)
Common stock issued on exercise of stock options	12,010	—	—	—	—	—
Issuance of non-vested stock, net of forfeitures	26,220	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,075	—	—	2,075
Income tax benefit related to exercise of stock options	—	—	193	—	—	193

BALANCE, May 3, 2014	48,374,622	$484	$126,401	$264,851	$(838)	$390,898

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,570	$37,342
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,728	7,651
Amortization of non-vested stock grants, net of forfeitures	2,335	2,075
Deferred income taxes	(864)	(767)
Other	119	157
Changes in operating assets and liabilities:
Receivables	1,818	(134)
Inventory	295	4,935
Prepaid expenses and other assets	(577)	461
Accounts payable	3,009	(461)
Accrued employee compensation	(24,883)	(24,029)
Accrued store operating expenses	1,415	546
Gift certificates redeemable	(4,590)	(4,337)
Income taxes payable	3,726	4,879
Deferred rent liabilities and deferred compensation	(1,346)	1,594

Net cash flows from operating activities	21,755	29,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,329)	(10,146)
Purchases of investments	(3,758)	(9,511)
Proceeds from sales/maturities of investments	5,418	5,065

Net cash flows from investing activities	(9,669)	(14,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Excess tax benefit from stock option exercises	—	170
Payment of dividends	(11,162)	(10,642)

Net cash flows from financing activities	(11,162)	(10,472)

NET INCREASE IN CASH AND CASH EQUIVALENTS	924	4,848

CASH AND CASH EQUIVALENTS, Beginning of period	133,708	164,868

CASH AND CASH EQUIVALENTS, End of period	$134,632	$169,716

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2015 AND MAY 3, 2014
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 31, 2015, included in The Buckle, Inc.'s 2014 Form 10-K.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 463 stores located in 44 states throughout the United States as of May 2, 2015 and 450 stores in 43 states as of May 3, 2014. During the thirteen week period ended May 2, 2015, the Company opened 3 new stores and substantially remodeled 5 stores. During the thirteen week period ended May 3, 2014, the Company opened 1 new store, substantially remodeled 6 stores, and closed 1 store.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 2, 2015	May 3, 2014

Denims	42.0%	43.6%
Tops (including sweaters)	29.6	28.4
Sportswear/Fashions	10.9	11.1
Accessories	7.8	7.7
Footwear	6.3	6.2
Casual bottoms	1.4	1.2
Outerwear	1.0	1.0
Other	1.0	0.8
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 2, 2015			May 3, 2014
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$33,570	48,074	$0.70	$37,342	47,886	$0.78
Effect of Dilutive Securities:
Stock options and non-vested shares	—	114	—	—	163	—
Diluted EPS	$33,570	48,188	$0.70	$37,342	48,049	$0.78

4.	Investments

The following is a summary of investments as of May 2, 2015:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$8,050	$—	$(682)	$—	$7,368

Held-to-Maturity Securities:
State and municipal bonds	$46,986	$155	$(23)	$—	$47,118

Trading Securities:
Mutual funds	$12,372	$1,169	$—	$—	$13,541

The following is a summary of investments as of January 31, 2015:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$8,050	$—	$(682)	$—	$7,368

Held-to-Maturity Securities:
State and municipal bonds	$47,926	$216	$(4)	$—	$48,138

Trading Securities:
Mutual funds	$13,316	$945	$—	$—	$14,261

The auction-rate securities were invested as follows as of May 2, 2015:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers	$5,050
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Student loan bonds	Student loans guaranteed by state entities	2,950
Total par value		$8,050

As of May 2, 2015, the Company’s auction-rate securities portfolio was 100% AA/Aa-rated.

The amortized cost and fair value of debt securities by contractual maturity as of May 2, 2015 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$22,792	$22,800
1 - 5 years	24,194	24,318
	$46,986	$47,118

As of May 2, 2015 and January 31, 2015, $7,368 and $7,368 of available-for-sale securities and $24,194 and $22,069 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of May 2, 2015, the reported investment amount is net of $682 of temporary impairment to account for the impairment of certain securities from their stated par value. The $682 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $429 in stockholders’ equity as of May 2, 2015. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation and has classified the investments in long-term investments.

As of both May 2, 2015 and January 31, 2015, the Company had $8,050 invested in ARS, at par value, which was reported at its estimated fair value of $7,368. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. The Company reviews all investments for other-than-temporary impairment ("OTTI") at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of both May 2, 2015 and January 31, 2015, all of the Company’s investments in ARS were classified in long-term investments.

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

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation. A discounted cash flow analysis was used to value these investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of May 2, 2015, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

◦	Durations until redemption ranging from 6.4 to 10.5 years, with a weighted average of 8.8 years.

◦	Discount rates ranging from 3.00% to 3.70%, with a weighted average of 3.26%.

As of May 2, 2015 and January 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 2, 2015 and January 31, 2015.

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

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 2, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$182	$7,186	$7,368
Trading securities (including mutual funds)	13,541	—	—	13,541
Totals	$13,541	$182	$7,186	$20,909

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 31, 2015	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$182	$7,186	$7,368
Trading securities (including mutual funds)	14,261	—	—	14,261
Totals	$14,261	$182	$7,186	$21,629

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $664 of the Company’s recorded temporary impairment as of May 2, 2015. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Thirteen Weeks Ended May 2, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,186	$—	$7,186
Total gains and losses:
Included in other comprehensive income	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—
Balance, end of quarter	$7,186	$—	$7,186

	Thirteen Weeks Ended May 3, 2014
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$9,467	$—	$9,467
Total gains and losses:
Included in other comprehensive income	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—
Balance, end of quarter	$9,467	$—	$9,467

There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended May 2, 2015 or May 3, 2014. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 2, 2015, the fair value of held-to-maturity securities was $47,118 compared to the carrying amount of $46,986. As of January 31, 2015, the fair value of held-to-maturity securities was $48,138 compared to the carrying amount of $47,926.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both May 2, 2015 and January 31, 2015, respectively.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 2, 2015 and May 3, 2014 of ($55) and $247, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,841 and $2,786 as of May 2, 2015 and January 31, 2015, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 2, 2015 and May 3, 2014 of $17,110 and $17,933, respectively.

7.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding, as all stock options were exercised prior to January 31, 2015. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of May 2, 2015, 962,442 shares were available for grant under the Company’s various restricted stock plans, of which 962,442 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2015 and fiscal 2014 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Stock-based compensation expense, before tax	$2,335	$2,075

Stock-based compensation expense, after tax	$1,471	$1,307

FASB ASC 718 requires the benefits of tax deductions in excess of the compensation cost recognized for stock options exercised during the period to be classified as financing cash inflows. This amount is shown as “excess tax benefit from stock option exercises” on the condensed consolidated statements of cash flows. For the thirteen week periods ended May 2, 2015 and May 3, 2014, the excess tax benefit realized from exercised stock options was $0 and $170, respectively.

Non-vested shares of common stock granted during the thirteen week periods ended May 2, 2015 and May 3, 2014 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan typically vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 2, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	340,637	$44.17
Granted	279,900	50.79
Forfeited	(127,300)	44.34
Vested	(35,438)	45.20
Non-Vested - end of quarter	457,799	$48.09

As of May 2, 2015, there was $14,747 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.4 years. The total fair value of shares vested during the thirteen week periods ended May 2, 2015 and May 3, 2014 was $1,823 and $293, respectively. During the thirteen week period ended May 2, 2015, 126,550 shares (representing half of the shares granted during fiscal 2014 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2014 grants.

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

THE BUCKLE, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto of the Company included in this Form 10-Q. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary. The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial condition and results of operations during the periods included in the accompanying condensed consolidated financial statements.

EXECUTIVE OVERVIEW

Company management considers the following items to be key performance indicators in evaluating Company performance.

Comparable Store Sales – Stores are deemed to be comparable stores if they were open in the prior year on the first day of the fiscal period being presented. Stores which have been remodeled, expanded, and/or relocated, but would otherwise be included as comparable stores, are not excluded from the comparable store sales calculation. Prior to February 1, 2015, online sales were excluded from comparable store sales. For fiscal periods beginning on or after February 1, 2015, however, online sales are included in comparable store sales. Management considers comparable store sales to be an important indicator of current Company performance, helping leverage certain fixed costs when results are positive. Negative comparable store sales results could reduce net sales and have a negative impact on operating leverage, thus reducing net earnings.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 2, 2015	May 3, 2014	Increase/(Decrease)

Net sales	100.0%	100.0%	(0.1)%
Cost of sales (including buying, distribution, and occupancy costs)	58.1%	56.9%	2.1%
Gross profit	41.9%	43.1%	(3.1)%
Selling expenses	18.1%	17.6%	2.8%
General and administrative expenses	4.3%	3.7%	14.2%
Income from operations	19.5%	21.8%	(10.8)%
Other income, net	0.3%	0.1%	113.3%
Income before income taxes	19.8%	21.9%	(10.1)%
Provision for income taxes	7.4%	8.2%	(10.1)%
Net income	12.4%	13.7%	(10.1)%

Net sales decreased from $271.7 million in the first quarter of fiscal 2014 to $271.3 million in the first quarter of fiscal 2015, a 0.1% reduction. Comparable store net sales for the thirteen week quarter ended May 2, 2015 decreased by $6.0 million, or 2.2%, compared to the prior year thirteen week period ended May 3, 2014. The comparable store sales decline for the quarter was primarily attributable to a 6.0% reduction in the number of transactions at comparable stores and a 0.4% reduction in the average number of units sold per transaction, partially offset by a 4.5% increase in the average retail price per piece of merchandise sold during the quarter. The comparable store sales decline was partially offset by the inclusion of a full quarter of operating results for the 16 new stores opened during fiscal 2014 and to the opening of 3 new stores during the first quarter of fiscal 2015. Online sales for the quarter increased 12.9% to $24.2 million for the thirteen week period ended May 2, 2015 compared to $21.4 million for the thirteen week period ended May 3, 2014. Average sales per square foot decreased 4.2% from $110.41 for the first quarter of fiscal 2014 to $105.82 for the first quarter of fiscal 2015. Total square footage as of May 2, 2015 was 2.345 million compared to 2.266 million as of May 3, 2014.

The Company's average retail price per piece of merchandise sold increased $2.18, or 4.5%, during the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014. This $2.18 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 6.8% increase in average knit shirt price points ($0.66), a 14.4% increase in average accessory price points ($0.50), a 6.7% increase in average woven shirt price points ($0.25), a 4.6% increase in average active apparel price points ($0.22), a 6.2% increase in average footwear price points ($0.19), increased average price points in certain other merchandise categories ($0.19), and a shift in merchandise mix ($0.34); which were partially offset by a 0.8% reduction in average denim price points (-$0.17). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $117.2 million in the first quarter of fiscal 2014 to $113.6 million in the first quarter of fiscal 2015, a 3.1% decrease. As a percentage of net sales, gross profit declined from 43.1% in the first quarter of fiscal 2014 to 41.9% in the first quarter of fiscal 2015. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (0.95%, as a percentage of net sales) and a reduction in merchandise margins (0.25%, as a percentage of net sales).

Selling expenses increased from $47.8 million in the first quarter of fiscal 2014 to $49.2 million in the first quarter of fiscal 2015, a 2.8% increase. As a percentage of net sales, selling expenses increased from 17.6% in the first quarter of fiscal 2014 to 18.1% in the first quarter of fiscal 2015. Increases in store payroll expense (0.30%, as a percentage of net sales), online fulfillment and marketing expenses (0.15%, as a percentage of net sales), and certain other selling expenses (0.40%, as a percentage of net sales) were partially offset by a reduction in expense related to the incentive bonus accrual (0.35%, as a percentage of net sales).

General and administrative expenses increased from $10.2 million in the first quarter of fiscal 2014 to $11.6 million in the first quarter of fiscal 2015, a 14.2% increase. As a percentage of net sales, general and administrative expenses increased from 3.7% in the first quarter of fiscal 2014 to 4.3% in the first quarter of fiscal 2015. The increase, as a percentage of net sales, was the result of deleverage across several general and administrative expense categories as a result of the comparable store sales decline.

As a result of the above changes, the Company's income from operations was $52.8 million in the first quarter of fiscal 2015 compared to $59.2 million in the first quarter of fiscal 2014. Income from operations was 19.5% of net sales in the first quarter of fiscal 2015 compared to 21.8% of net sales in the first quarter of fiscal 2014.

Other income increased from $0.3 million in the first quarter of fiscal 2014 to $0.7 million in the first quarter of fiscal 2015. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in both the first quarter of fiscal 2015 and the first quarter of fiscal 2014, bringing net income to $33.6 million in the first quarter of fiscal 2015 compared to $37.3 million in the first quarter of fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2015, the Company had working capital of $220.3 million, including $134.6 million of cash and cash equivalents and $22.8 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2015 and fiscal 2014, the Company's cash flow from operations was $21.8 million and $29.9 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2015 and 2014, the Company invested $7.0 million and $8.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $4.3 million and $1.3 million in the first quarter of fiscal 2015 and 2014, respectively, in capital expenditures for the corporate headquarters and distribution facility. During the first quarter of fiscal 2015, capital spending for the corporate headquarters and distribution facility included expenditures related to the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The new building was substantially completed and placed into service during the quarter.

During the remainder of fiscal 2015, the Company anticipates completing approximately 15 additional store construction projects, including approximately 6 new stores and approximately 9 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2015 will be approximately $35.0 to $39.0 million, which includes primarily planned new store and store remodeling projects, IT investments, and the completion of construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of May 2, 2015, had total cash and investments of $202.5 million, including $45.1 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement was amended effective February 16, 2015. The amended agreement extended the expiration date of the note from July 31, 2015 to July 31, 2017 and reduced the amount available for letters of credit from $20.0 million to $10.0 million. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2015 or 2014. The Company had no bank borrowings as of May 2, 2015 and was in compliance with the terms and conditions of the line of credit agreement.

Auction-Rate Securities - As of both May 2, 2015 and January 31, 2015, total cash and investments included $7.4 million of auction-rate securities (“ARS”). All of the $7.4 million in ARS was classified in long term investments as of May 2, 2015. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company's investments in ARS. The Company does not anticipate, however, that further auction failures will have a material impact on the Company's ability to fund its business.

ARS are reported at fair market value, and as of May 2, 2015, the reported investment amount is net of a $0.7 million temporary impairment to account for the impairment of certain securities from their stated par value. The Company reported the $0.7 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.4 million in stockholders' equity as of May 2, 2015. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 2, 2015 have not changed materially from those utilized for the fiscal year ended January 31, 2015, included in The Buckle Inc.’s 2014 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $19.4 million and $24.0 million as of May 2, 2015 and January 31, 2015, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $1.1 million as of May 2, 2015 and $0.9 million as of January 31, 2015. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $7.9 million as of May 2, 2015 and $8.0 million as of January 31, 2015, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of May 2, 2015 and January 31, 2015, the Company’s net non-current deferred tax liability includes a $0.5 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

4.
Operating Leases. The Company leases retail stores under operating leases. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expense on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the condensed consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the condensed consolidated statements of income.

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expense on a straight-line basis over the terms of the leases on the condensed consolidated statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the condensed consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of May 2, 2015.

The Company has concluded that certain of its ARS represent Level 3 valuation. A discounted cash flow analysis was used to value these investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of May 2, 2015, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

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

The following table identifies the material obligations and commitments as of May 2, 2015:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$10,354	$8,092	$1,741	$521	$—
Deferred compensation	13,541	—	—	—	13,541
Operating leases	358,178	64,991	114,497	86,952	91,738
Total contractual obligations	$382,073	$73,083	$116,238	$87,473	$105,279

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement was amended effective February 16, 2015. The amended agreement extended the expiration date of the note from July 31, 2015 to July 31, 2017 and reduced the amount available for letters of credit from $20.0 million to $10.0 million. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2015 or the first quarter of fiscal 2014. The Company had outstanding letters of credit totaling $1.7 million and $2.0 million as of May 2, 2015 and January 31, 2015, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2014, 2013, and 2012, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 2, 2015 and May 3, 2014. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of May 2, 2015, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – As of May 2, 2015, the Company held $8.1 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $0.7 million temporary impairment existed related to these securities as of May 2, 2015. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 2, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 1, 2015 to Feb. 28, 2015	-	-	-	543,900
Mar. 1, 2015 to Apr. 4, 2015	-	-	-	543,900
Apr. 5, 2015 to May 2, 2015	-	-	-	543,900
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 543,900 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:    None

Item 6.    Exhibits:

a.
Exhibit 10.2.1. Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated February 16, 2015 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit. (Incorporated by reference to Exhibit 10.2.1 to Form 10-K for the fiscal year ended January 31, 2015.)

b.	Exhibits 31.1 and 31.2 certifications, as well as Exhibits 32.1 and 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

c.
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 11, 2015	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 11, 2015	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS,
Senior Vice President of Finance and CFO
(principal accounting officer)