Form 10-Q
period 2016-04-30
BUCKLE INC
filed 2016-06-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

The number of shares outstanding of the Registrant's Common Stock, as of June 3, 2016, was 48,623,190.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	April 30, 2016	January 30, 2016

CURRENT ASSETS:
Cash and cash equivalents	$153,415	$161,185
Short-term investments	39,453	36,465
Receivables	8,853	9,651
Inventory	138,788	149,566
Prepaid expenses and other assets	16,977	6,030
Total current assets	357,486	362,897

PROPERTY AND EQUIPMENT	455,087	450,762
Less accumulated depreciation and amortization	(282,694)	(277,981)
	172,393	172,781

LONG-TERM INVESTMENTS	30,986	33,826
OTHER ASSETS	3,954	3,269

Total assets	$564,819	$572,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,139	$33,862
Accrued employee compensation	9,857	33,126
Accrued store operating expenses	11,665	6,639
Gift certificates redeemable	18,590	22,858
Income taxes payable	13,231	11,141
Total current liabilities	85,482	107,626

DEFERRED COMPENSATION	13,770	12,849
DEFERRED RENT LIABILITY	40,066	39,655
Total liabilities	139,318	160,130

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,623,190 and 48,428,110 shares issued and outstanding at April 30, 2016 and January 30, 2016, respectively	486	484
Additional paid-in capital	136,743	134,864
Retained earnings	288,567	277,626
Accumulated other comprehensive loss	(295)	(331)
Total stockholders’ equity	425,501	412,643

Total liabilities and stockholders’ equity	$564,819	$572,773

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

SALES, Net of returns and allowances	$243,543	$271,345

COST OF SALES (Including buying, distribution, and occupancy costs)	148,814	157,748

Gross profit	94,729	113,597

OPERATING EXPENSES:
Selling	47,563	49,154
General and administrative	10,736	11,638
	58,299	60,792

INCOME FROM OPERATIONS	36,430	52,805

OTHER INCOME, Net	408	736

INCOME BEFORE INCOME TAXES	36,838	53,541

PROVISION FOR INCOME TAXES	13,741	19,971

NET INCOME	$23,097	$33,570

EARNINGS PER SHARE:
Basic	$0.48	$0.70

Diluted	$0.48	$0.70

Basic weighted average shares	48,107	48,074
Diluted weighted average shares	48,203	48,188

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

NET INCOME	$23,097	$33,570

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $4 and $0, respectively	8	—
Reclassification adjustment for (gains) losses included in net income, net of tax of $17 and $0, respectively	28	—
Other comprehensive income	36	—

COMPREHENSIVE INCOME	$23,133	$33,570

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2016
BALANCE, January 31, 2016	48,428,110	$484	$134,864	$277,626	$(331)	$412,643

Net income	—	—	—	23,097	—	23,097
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,156)	—	(12,156)
Issuance of non-vested stock, net of forfeitures	195,080	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,881	—	—	1,881
Change in unrealized loss on investments, net of tax	—	—	—	—	8	8
Reclassification adjustment for (gains) losses included in net income, net of tax	—	—	—	—	28	28

BALANCE, April 30, 2016	48,623,190	$486	$136,743	$288,567	$(295)	$425,501

FISCAL 2015
BALANCE, February 1, 2015	48,379,613	$484	$131,112	$224,111	$(429)	$355,278

Net income	—	—	—	33,570	—	33,570
Dividends paid on common stock, ($0.23 per share)	—	—	—	(11,162)	—	(11,162)
Issuance of non-vested stock, net of forfeitures	152,600	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,335	—	—	2,335

BALANCE, May 2, 2015	48,532,213	$485	$133,446	$246,519	$(429)	$380,021

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,097	$33,570
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,927	7,728
Amortization of non-vested stock grants, net of forfeitures	1,881	2,335
Deferred income taxes	(696)	(864)
Other	528	119
Changes in operating assets and liabilities:
Receivables	1,075	1,818
Inventory	10,778	295
Prepaid expenses and other assets	(10,947)	(577)
Accounts payable	(1,958)	3,009
Accrued employee compensation	(23,269)	(24,883)
Accrued store operating expenses	5,026	1,415
Gift certificates redeemable	(4,268)	(4,590)
Income taxes payable	1,813	3,726
Deferred rent liabilities and deferred compensation	1,332	(1,346)

Net cash flows from operating activities	12,319	21,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,832)	(11,329)
Change in other assets	(10)	—
Purchases of investments	(2,956)	(3,758)
Proceeds from sales/maturities of investments	2,865	5,418

Net cash flows from investing activities	(7,933)	(9,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12,156)	(11,162)

Net cash flows from financing activities	(12,156)	(11,162)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,770)	924

CASH AND CASH EQUIVALENTS, Beginning of period	161,185	133,708

CASH AND CASH EQUIVALENTS, End of period	$153,415	$134,632

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 30, 2016 AND MAY 2, 2015
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 30, 2016, included in The Buckle, Inc.'s 2015 Form 10-K. The condensed consolidated balance sheet as of January 30, 2016 is derived from audited financial statements.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 468 stores located in 44 states throughout the United States as of April 30, 2016 and 463 stores in 44 states as of May 2, 2015. During the thirteen week period ended April 30, 2016, the Company did not open any new stores, but did substantially remodel 6 stores. During the thirteen week period ended May 2, 2015, the Company opened 3 new stores and substantially remodeled 5 stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	April 30, 2016	May 2, 2015

Denims	43.3%	42.0%
Tops (including sweaters)	28.1	29.6
Sportswear/Fashions	10.0	10.9
Accessories	8.2	7.8
Footwear	6.5	6.3
Casual bottoms	1.7	1.4
Outerwear	0.9	1.0
Other	1.3	1.0
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 30, 2016			May 2, 2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$23,097	48,107	$0.48	$33,570	48,074	$0.70
Effect of Dilutive Securities:
Non-vested shares	—	96	—	—	114	—
Diluted EPS	$23,097	48,203	$0.48	$33,570	48,188	$0.70

4.	Investments

The following is a summary of investments as of April 30, 2016:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$6,475	$—	$(468)	$—	$6,007

Held-to-Maturity Securities:
State and municipal bonds	$50,662	$85	$(36)	$—	$50,711

Trading Securities:
Mutual funds	$13,887	$—	$(117)	$—	$13,770

The following is a summary of investments as of January 30, 2016:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$7,975	$—	$(525)	$—	$7,450

Held-to-Maturity Securities:
State and municipal bonds	$49,992	$163	$(32)	$—	$50,123

Trading Securities:
Mutual funds	$13,442	$—	$(593)	$—	$12,849

The auction-rate securities were invested as follows as of April 30, 2016:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers	$3,475
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Student loan bonds	Student loans guaranteed by state entities	2,950
Total par value		$6,475

As of April 30, 2016, the Company’s auction-rate securities portfolio was 100% AA/Aa-rated.

The amortized cost and fair value of debt securities by contractual maturity as of April 30, 2016 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$39,453	$39,468
1 - 5 years	11,209	11,243
	$50,662	$50,711

As of April 30, 2016 and January 30, 2016, $6,007 and $7,450 of available-for-sale securities and $11,209 and $13,527 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of April 30, 2016, the reported investment amount is net of $468 of temporary impairment to account for the impairment of certain securities from their stated par value. The $468 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $295 in stockholders’ equity as of April 30, 2016. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation and has classified the investments in long-term investments.

As of April 30, 2016, the Company had $6,475 invested in ARS, at par value, which was reported at its estimated fair value of $6,007. As of January 30, 2016, the Company had $7,975 invested in ARS, at par value, which was reported at its estimated fair value of $7,450. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the first quarter of fiscal 2016, the Company was able to successfully liquidate ARS with a par value of $1,500. The Company reviews all investments for other-than-temporary impairment ("OTTI") at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of both April 30, 2016 and January 30, 2016, all of the Company’s investments in ARS were classified in long-term investments.

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

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation. A discounted cash flow analysis was used to value these investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of April 30, 2016, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

◦	Durations until redemption ranging from 7.2 to 10.0 years, with a weighted average of 8.8 years.

◦	Discount rates ranging from 3.17% to 3.67%, with a weighted average of 3.43%.

As of April 30, 2016 and January 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 inputs using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of April 30, 2016 and January 30, 2016.

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

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
April 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$184	$5,823	$6,007
Trading securities (including mutual funds)	13,770	—	—	13,770
Totals	$13,770	$184	$5,823	$19,777

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$185	$7,265	$7,450
Trading securities (including mutual funds)	12,849	—	—	12,849
Totals	$12,849	$185	$7,265	$20,299

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $452 of the Company’s recorded temporary impairment as of April 30, 2016. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Thirteen Weeks Ended April 30, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,265	$—	$7,265
Total gains and losses:
Included in net income	(45)	—	(45)
Included in other comprehensive income	58	—	58
Purchases, Issuances, Sales, and Settlements:
Sales	(1,455)	—	(1,455)
Balance, end of quarter	$5,823	$—	$5,823

	Thirteen Weeks Ended May 2, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,186	$—	$7,186
Total gains and losses:
Included in other comprehensive income	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—
Balance, end of quarter	$7,186	$—	$7,186

There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended April 30, 2016 or May 2, 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of April 30, 2016, the fair value of held-to-maturity securities was $50,711 compared to the carrying amount of $50,662. As of January 30, 2016, the fair value of held-to-maturity securities was $50,123 compared to the carrying amount of $49,992.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both April 30, 2016 and January 30, 2016, respectively.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended April 30, 2016 and May 2, 2015 of $(235) and $(55), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,351 and $1,116 as of April 30, 2016 and January 30, 2016, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended April 30, 2016 and May 2, 2015 of $12,624 and $17,110, respectively.

7.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of April 30, 2016, 855,896 shares were available for grant under the Company’s various restricted stock plans, of which 781,272 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2016 and fiscal 2015 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Stock-based compensation expense, before tax	$1,881	$2,335

Stock-based compensation expense, after tax	$1,185	$1,471

Non-vested shares of common stock granted during the thirteen week periods ended April 30, 2016 and May 2, 2015 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended April 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	360,784	$49.28
Granted	336,600	28.42
Forfeited	(141,520)	50.58
Vested	(39,580)	48.01
Non-Vested - end of quarter	516,284	$35.42

As of April 30, 2016, there was $12,080 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the thirteen week periods ended April 30, 2016 and May 2, 2015 was $1,262 and $1,823, respectively. During the thirteen week period ended April 30, 2016, 130,400 shares (representing one-half of the "performance based" shares granted during fiscal 2015 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2015 grants.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	April 30, 2016	May 2, 2015	Increase/(Decrease)

Net sales	100.0%	100.0%	(10.2)%
Cost of sales (including buying, distribution, and occupancy costs)	61.1%	58.1%	(5.7)%
Gross profit	38.9%	41.9%	(16.6)%
Selling expenses	19.5%	18.1%	(3.2)%
General and administrative expenses	4.4%	4.3%	(7.8)%
Income from operations	15.0%	19.5%	(31.0)%
Other income, net	0.1%	0.3%	(44.6)%
Income before income taxes	15.1%	19.8%	(31.2)%
Provision for income taxes	5.6%	7.4%	(31.2)%
Net income	9.5%	12.4%	(31.2)%

Net sales decreased from $271.3 million in the first quarter of fiscal 2015 to $243.5 million in the first quarter of fiscal 2016, a 10.2% decrease. Comparable store net sales for the thirteen week quarter ended April 30, 2016 decreased by $30.1 million, or 11.1%, compared to the prior year thirteen week period ended May 2, 2015. The comparable store sales decline for the quarter was primarily attributable to a 9.3% reduction in the number of transactions at comparable stores during the quarter as well as a 0.4% reduction in the average number of units sold per transaction and a 0.3% reduction in the average retail price per piece of merchandise sold. Comparable store sales for the quarter were also impacted by a $3.0 million adjustment recorded as a reduction to revenue to accrue for estimated future rewards related to the Company’s new Guest Loyalty program, which launched during the fiscal quarter ended April 30, 2016. Absent the impact of this adjustment for estimated future rewards, total net sales for the quarter were down 9.1% and comparable store net sales were down 10.0%. The comparable store sales decline for the quarter was partially offset by the inclusion of a full quarter of operating results for the 9 new stores opened during fiscal 2015. Online sales for the quarter decreased 2.8% to $23.5 million for the thirteen week period ended April 30, 2016 compared to $24.2 million for the thirteen week period ended May 2, 2015. Average sales per square foot decreased 11.3% from $105.82 for the first quarter of fiscal 2015 to $93.83 for the first quarter of fiscal 2016. Total square footage as of April 30, 2016 was 2.383 million compared to 2.345 million as of May 2, 2015.

The Company's average retail price per piece of merchandise sold decreased $0.16, or 0.3%, during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. This $0.16 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 1.5% reduction in average denim price points (-$0.34), a 1.4% reduction in average knit shirt price points (-$0.14), and reduced average price points in certain other merchandise categories (-$0.29); which were partially offset by a shift in the merchandise mix ($0.35), a 25.8% increase in average casual bottoms price points ($0.17), and a 2.1% increase in average accessory price points ($0.09). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $113.6 million in the first quarter of fiscal 2015 to $94.7 million in the first quarter of fiscal 2016, a 16.6% decrease. As a percentage of net sales, gross profit declined from 41.9% in the first quarter of fiscal 2015 to 38.9% in the first quarter of fiscal 2016. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (1.90%, as a percentage of net sales)and a reduction in merchandise margins (1.20%, as a percentage of net sales), which were partially offset by a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Selling expenses decreased from $49.2 million in the first quarter of fiscal 2015 to $47.6 million in the first quarter of fiscal 2016, a 3.2% decrease. As a percentage of net sales, selling expenses increased from 18.1% in the first quarter of fiscal 2015 to 19.5% in the first quarter of fiscal 2016. Increases in store payroll expense (1.25%, as a percentage of net sales), marketing expenses (0.50%, as a percentage of net sales), and certain other selling expenses (0.10%, as a percentage of net sales) were partially offset by a reduction in expense related to the incentive bonus accrual (0.45%, as a percentage of net sales).

General and administrative expenses decreased from $11.6 million in the first quarter of fiscal 2015 to $10.7 million in the first quarter of fiscal 2016, a 7.8% decrease. As a percentage of net sales, general and administrative expenses increased from 4.3% in the first quarter of fiscal 2015 to 4.4% in the first quarter of fiscal 2016. The increase was primarily attributable to deleverage across several expense categories as a result of the comparable store sales decline (0.35%, as a percentage of net sales), which was partially offset by a reduction in expense related to the incentive bonus accrual (0.25%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $36.4 million in the first quarter of fiscal 2016 compared to $52.8 million in the first quarter of fiscal 2015. Income from operations was 15.0% of net sales in the first quarter of fiscal 2016 compared to 19.5% of net sales in the first quarter of fiscal 2015.

Other income decreased from $0.7 million in the first quarter of fiscal 2015 to $0.4 million in the first quarter of fiscal 2016. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in both the first quarter of fiscal 2016 and the first quarter of fiscal 2015, bringing net income to $23.1 million in the first quarter of fiscal 2016 compared to $33.6 million in the first quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2016, the Company had working capital of $272.0 million, including $153.4 million of cash and cash equivalents and $39.5 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2016 and fiscal 2015, the Company's cash flow from operations was $12.3 million and $21.8 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2016 and 2015, the Company invested $6.6 million and $7.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.2 million and $4.3 million in the first quarter of fiscal 2016 and 2015, respectively, in capital expenditures for the corporate headquarters and distribution facility. For the first quarter of fiscal 2015, capital spending for the corporate headquarters and distribution facility included expenditures related to the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The new building was substantially completed and placed into service during the first quarter of 2015.

During the remainder of fiscal 2016, the Company anticipates completing approximately 18 additional store construction projects, including approximately 5 new stores and approximately 13 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2016 will be approximately $31.0 to $35.0 million, which includes primarily planned new store and store remodeling projects and IT investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of April 30, 2016, had total cash and investments of $223.9 million, including $31.0 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2017 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2016 or 2015. The Company had no bank borrowings as of April 30, 2016 and was in compliance with the terms and conditions of the line of credit agreement.

Auction-Rate Securities - As of April 30, 2016, total cash and investments included $6.0 million of auction-rate securities (“ARS”), which compares to $7.5 million of ARS as of January 30, 2016. All of the $6.0 million in ARS was classified in long term investments as of April 30, 2016. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company's investments in ARS. The Company does not anticipate, however, that further auction failures will have a material impact on the Company's ability to fund its business.

ARS are reported at fair market value, and as of April 30, 2016, the reported investment amount is net of a $0.5 million temporary impairment to account for the impairment of certain securities from their stated par value. The Company reported the $0.5 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.3 million in stockholders' equity as of April 30, 2016. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. During the first quarter of fiscal 2016, the Company was able to successfully liquidate ARS with a par value of $1.5 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended April 30, 2016 have not changed materially from those utilized for the fiscal year ended January 30, 2016, included in The Buckle Inc.’s 2015 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $18.6 million and $22.9 million as of April 30, 2016 and January 30, 2016, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $1.0 million as of April 30, 2016 and $0.8 million as of January 30, 2016. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets. Net sales are reported net of the impact of both reward redemptions and accruals for estimated future rewards earned during the period related to the Company’s new Guest Loyalty program, which launched during the fiscal quarter ended April 30, 2016.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $10.6 million as of April 30, 2016 and $9.3 million as of January 30, 2016. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of both April 30, 2016 and January 30, 2016, the Company’s deferred tax asset related to capital loss carryforwards is net of a $0.5 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

As more fully described in Liquidity and Capital Resources and in Note 4 to the condensed consolidated financial statements, in prior years the Company invested a portion of its investments in auction-rate securities ("ARS"). These investments are classified as available-for-sale securities and are reported at fair market values of $6.0 million and $7.5 million as of April 30, 2016 and January 30, 2016.

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of April 30, 2016.

The Company has concluded that certain of its ARS represent Level 3 valuation. A discounted cash flow analysis was used to value these investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of April 30, 2016, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

•	Durations until redemption ranging from 7.2 to 10.0 years, with a weighted average of 8.8 years.

•	Discount rates ranging from 3.17% to 3.67%, with a weighted average of 3.43%.

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

The following table identifies the material obligations and commitments as of April 30, 2016:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$10,328	$7,634	$2,428	$266	$—
Deferred compensation	13,770	—	—	—	13,770
Operating leases	370,113	67,420	118,925	87,708	96,060
Total contractual obligations	$394,211	$75,054	$121,353	$87,974	$109,830

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2017 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2016 or the first quarter of fiscal 2015. The Company had outstanding letters of credit totaling $3.3 million and $2.1 million as of April 30, 2016 and January 30, 2016, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2015, 2014, and 2013, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended April 30, 2016 and May 2, 2015. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of April 30, 2016, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – As of April 30, 2016, the Company held $6.5 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $0.5 million temporary impairment existed related to these securities as of April 30, 2016. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended April 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 31, 2016 to Feb. 27, 2016	-	-	-	440,207
Feb. 28, 2016 to Apr. 2, 2016	-	-	-	440,207
Apr. 3, 2016 to Apr. 30, 2016	-	-	-	440,207
	-	-	-

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

b.
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 9, 2016	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 9, 2016	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS,
Senior Vice President of Finance and CFO
(principal accounting officer)