Form 10-Q
period 2016-07-30
BUCKLE INC
filed 2016-09-08
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 30, 2016

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

The number of shares outstanding of the Registrant's Common Stock, as of September 2, 2016, was 48,623,080.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	July 30, 2016	January 30, 2016

CURRENT ASSETS:
Cash and cash equivalents	$168,173	$161,185
Short-term investments	38,612	36,465
Receivables	16,954	9,651
Inventory	144,267	149,566
Prepaid expenses and other assets	5,864	6,030
Total current assets	373,870	362,897

PROPERTY AND EQUIPMENT	459,228	450,762
Less accumulated depreciation and amortization	(285,701)	(277,981)
	173,527	172,781

LONG-TERM INVESTMENTS	28,080	33,826
OTHER ASSETS	4,490	3,269

Total assets	$579,967	$572,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$48,764	$33,862
Accrued employee compensation	15,289	33,126
Accrued store operating expenses	14,294	6,639
Gift certificates redeemable	16,883	22,858
Income taxes payable	—	11,141
Total current liabilities	95,230	107,626

DEFERRED COMPENSATION	14,186	12,849
DEFERRED RENT LIABILITY	39,825	39,655
Total liabilities	149,241	160,130

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,623,080 and 48,428,110 shares issued and outstanding at July 30, 2016 and January 30, 2016, respectively	486	484
Additional paid-in capital	138,535	134,864
Retained earnings	291,883	277,626
Accumulated other comprehensive loss	(178)	(331)
Total stockholders’ equity	430,726	412,643

Total liabilities and stockholders’ equity	$579,967	$572,773

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

SALES, Net of returns and allowances	$212,157	$236,053	$455,700	$507,398

COST OF SALES (Including buying, distribution, and occupancy costs)	132,275	141,458	281,089	299,206

Gross profit	79,882	94,595	174,611	208,192

OPERATING EXPENSES:
Selling	46,065	46,358	93,628	95,512
General and administrative	9,735	11,060	20,471	22,698
	55,800	57,418	114,099	118,210

INCOME FROM OPERATIONS	24,082	37,177	60,512	89,982

OTHER INCOME, Net	595	272	1,003	1,008

INCOME BEFORE INCOME TAXES	24,677	37,449	61,515	90,990

PROVISION FOR INCOME TAXES	9,205	13,968	22,946	33,939

NET INCOME	$15,472	$23,481	$38,569	$57,051

EARNINGS PER SHARE:
Basic	$0.32	$0.49	$0.80	$1.19

Diluted	$0.32	$0.49	$0.80	$1.18

Basic weighted average shares	48,107	48,074	48,107	48,074
Diluted weighted average shares	48,227	48,202	48,215	48,195

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

NET INCOME	$15,472	$23,481	$38,569	$57,051

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $68, $3, $72, and $3, respectively	117	4	125	4
Reclassification adjustment for losses included in net income, net of tax of $0, $0, $17, and $0, respectively	—	—	28	—
Other comprehensive income	117	4	153	4

COMPREHENSIVE INCOME	$15,589	$23,485	$38,722	$57,055

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2016
BALANCE, January 31, 2016	48,428,110	$484	$134,864	$277,626	$(331)	$412,643

Net income	—	—	—	38,569	—	38,569
Dividends paid on common stock, ($0.50 per share)	—	—	—	(24,312)	—	(24,312)
Issuance of non-vested stock, net of forfeitures	194,970	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,673	—	—	3,673
Change in unrealized loss on investments, net of tax	—	—	—	—	125	125
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	28	28

BALANCE, July 30, 2016	48,623,080	$486	$138,535	$291,883	$(178)	$430,726

FISCAL 2015
BALANCE, February 1, 2015	48,379,613	$484	$131,112	$224,111	$(429)	$355,278

Net income	—	—	—	57,051	—	57,051
Dividends paid on common stock, ($0.46 per share)	—	—	—	(22,325)	—	(22,325)
Issuance of non-vested stock, net of forfeitures	152,360	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,510	—	—	4,510
Change in unrealized loss on investments, net of tax	—	—	—	—	4	4

BALANCE, August 1, 2015	48,531,973	$485	$135,621	$258,837	$(425)	$394,518

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,569	$57,051
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,151	15,834
Amortization of non-vested stock grants, net of forfeitures	3,673	4,510
Deferred income taxes	(1,359)	(1,669)
Other	1,151	284
Changes in operating assets and liabilities:
Receivables	1,202	1,010
Inventory	5,299	(20,868)
Prepaid expenses and other assets	166	(352)
Accounts payable	13,893	23,406
Accrued employee compensation	(17,837)	(18,036)
Accrued store operating expenses	7,655	511
Gift certificates redeemable	(5,975)	(6,330)
Income taxes payable	(19,646)	(24,141)
Deferred rent liabilities and deferred compensation	1,507	(447)

Net cash flows from operating activities	44,449	30,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,039)	(21,022)
Change in other assets	49	65
Purchases of investments	(13,778)	(19,491)
Proceeds from sales/maturities of investments	17,619	20,760

Net cash flows from investing activities	(13,149)	(19,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(24,312)	(22,325)

Net cash flows from financing activities	(24,312)	(22,325)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,988	(11,250)

CASH AND CASH EQUIVALENTS, Beginning of period	161,185	133,708

CASH AND CASH EQUIVALENTS, End of period	$168,173	$122,458

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2016 AND AUGUST 1, 2015
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 470 stores located in 44 states throughout the United States as of July 30, 2016 and 464 stores in 44 states as of August 1, 2015. During the twenty-six week period ended July 30, 2016, the Company opened 3 new stores, substantially remodeled 12 stores, and closed 1 store; which includes 3 new stores, 6 substantial remodels, and 1 closed store during the second quarter. During the twenty-six week period ended August 1, 2015, the Company opened 4 new stores and substantially remodeled 11 stores; which includes 1 new store and 6 substantial remodels during the second quarter.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Merchandise Group	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Denims	33.5%	35.0%	38.7%	38.7%
Tops (including sweaters)	32.4	32.6	30.1	31.0
Sportswear/Fashions	14.9	14.0	12.3	12.3
Accessories	10.2	9.8	9.1	8.7
Footwear	5.7	5.6	6.1	6.0
Casual bottoms	1.4	1.2	1.6	1.3
Outerwear	0.5	0.5	0.7	0.7
Other	1.4	1.3	1.4	1.3
	100.0%	100.0%	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 30, 2016			August 1, 2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$15,472	48,107	$0.32	$23,481	48,074	$0.49
Effect of Dilutive Securities:
Non-vested shares	—	120	—	—	128	—
Diluted EPS	$15,472	48,227	$0.32	$23,481	48,202	$0.49

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 30, 2016			August 1, 2015
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$38,569	48,107	$0.80	$57,051	48,074	$1.19
Effect of Dilutive Securities:
Non-vested shares	—	108	—	—	121	(0.01)
Diluted EPS	$38,569	48,215	$0.80	$57,051	48,195	$1.18

4.	Investments

The following is a summary of investments as of July 30, 2016:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$3,450	$—	$(283)	$—	$3,167

Held-to-Maturity Securities:
State and municipal bonds	$49,339	$94	$(23)	$—	$49,410

Trading Securities:
Mutual funds	$13,958	$228	$—	$—	$14,186

The following is a summary of investments as of January 30, 2016:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$7,975	$—	$(525)	$—	$7,450

Held-to-Maturity Securities:
State and municipal bonds	$49,992	$163	$(32)	$—	$50,123

Trading Securities:
Mutual funds	$13,442	$—	$(593)	$—	$12,849

The auction-rate securities were invested as follows as of July 30, 2016:

Nature	Underlying Collateral	Par Value

Municipal revenue bonds	100% insured by AAA/AA/A-rated bond insurers	$3,400
Municipal bond funds	Fixed income instruments within issuers' money market funds	50
Total par value		$3,450

As of July 30, 2016, the Company’s auction-rate securities portfolio was 100% AA/Aa-rated.

The amortized cost and fair value of debt securities by contractual maturity as of July 30, 2016 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$38,612	$38,672
1 - 5 years	10,727	10,738
	$49,339	$49,410

As of July 30, 2016 and January 30, 2016, $3,167 and $7,450 of available-for-sale securities and $10,727 and $13,527 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of July 30, 2016, the reported investment amount is net of $283 of temporary impairment to account for the impairment of certain securities from their stated par value. The $283 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $178 in stockholders’ equity as of July 30, 2016. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation and has classified the investments in long-term investments.

As of July 30, 2016, the Company had $3,450 invested in ARS, at par value, which was reported at its estimated fair value of $3,167. As of January 30, 2016, the Company had $7,975 invested in ARS, at par value, which was reported at its estimated fair value of $7,450. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. Until February 2008, the ARS market was highly liquid. During February 2008, however, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of certain of the Company’s investments in ARS. The Company does not, however, anticipate that further auction failures will have a material impact on the Company’s ability to fund its business. During the first two quarters of fiscal 2016, the Company was able to successfully liquidate ARS with a par value of $4,525. The Company reviews all investments for other-than-temporary impairment ("OTTI") at least quarterly or as indicators of impairment exist. Indicators of impairment include the duration and severity of decline in market value. In addition, the Company considers qualitative factors including, but not limited to, the financial condition of the investee, the credit rating of the investee, and the current and expected market and industry conditions in which the investee operates.

As of both July 30, 2016 and January 30, 2016, all of the Company’s investments in ARS were classified in long-term investments.

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

•
Level 3 – Unobservable inputs that are not corroborated by market data and are projections, estimates, or interpretations that are supported by little or no market activity and are significant to the fair value of the assets. The Company has concluded that certain of its ARS represent Level 3 valuation. A discounted cash flow analysis was used to value these investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of July 30, 2016, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

◦	Durations until redemption ranging from 7.2 to 8.5 years, with a weighted average of 7.8 years.

◦	Discount rates ranging from 3.67% to 3.67%, with a weighted average of 3.67%.

As of July 30, 2016 and January 30, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities. The Company’s available-for-sale securities include its investments in ARS, as further described in Note 4. The failed auctions, beginning in February 2008, related to certain of the Company’s investments in ARS have limited the availability of quoted market prices. The Company has determined the fair value of its ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 using observable inputs, and Level 3 using unobservable inputs where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 30, 2016 and January 30, 2016.

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

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
July 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$183	$2,984	$3,167
Trading securities (including mutual funds)	14,186	—	—	14,186
Totals	$14,186	$183	$2,984	$17,353

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 30, 2016	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$185	$7,265	$7,450
Trading securities (including mutual funds)	12,849	—	—	12,849
Totals	$12,849	$185	$7,265	$20,299

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $266 of the Company’s recorded temporary impairment as of July 30, 2016. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Twenty-Six Weeks Ended July 30, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,265	$—	$7,265
Total gains and losses:
Included in net income	(45)	—	(45)
Included in other comprehensive income	244	—	244
Purchases, Issuances, Sales, and Settlements:
Sales	(4,480)	—	(4,480)
Balance, end of quarter	$2,984	$—	$2,984

	Twenty-Six Weeks Ended August 1, 2015
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,186	$—	$7,186
Total gains and losses:
Included in other comprehensive income	7	—	7
Purchases, Issuances, Sales, and Settlements:
Sales	(75)	—	(75)
Balance, end of quarter	$7,118	$—	$7,118

There were no transfers of securities between Levels 1, 2, or 3 during the twenty-six week periods ended July 30, 2016 or August 1, 2015. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of July 30, 2016, the fair value of held-to-maturity securities was $49,410 compared to the carrying amount of $49,339. As of January 30, 2016, the fair value of held-to-maturity securities was $50,123 compared to the carrying amount of $49,992.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both July 30, 2016 and January 30, 2016, respectively.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 30, 2016 and August 1, 2015 of ($1,009) and ($92), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,125 and $1,116 as of July 30, 2016 and January 30, 2016, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 30, 2016 and August 1, 2015 of $43,951 and $59,750, respectively.

7.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of July 30, 2016, 856,006 shares were available for grant under the Company’s various restricted stock plans, of which 781,382 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2016 and fiscal 2015 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Stock-based compensation expense, before tax	$1,792	$2,175	$3,673	$4,510

Stock-based compensation expense, after tax	$1,129	$1,370	$2,314	$2,841

Non-vested shares of common stock granted during the twenty-six week periods ended July 30, 2016 and August 1, 2015 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	360,784	$49.28
Granted	336,600	28.42
Forfeited	(141,630)	50.58
Vested	(39,580)	48.01
Non-Vested - end of quarter	516,174	$35.42

As of July 30, 2016, there was $10,289 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the twenty-six week periods ended July 30, 2016 and August 1, 2015 was $1,262 and $1,823, respectively. During the twenty-six week period ended July 30, 2016, 130,400 shares (representing one-half of the "performance based" shares granted during fiscal 2015 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2015 grants.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Twenty-Six Weeks Ended		Percentage
	July 30, 2016	August 1, 2015	Increase/(Decrease)	July 30, 2016	August 1, 2015	Increase/(Decrease)

Net sales	100.0%	100.0%	(10.1)%	100.0%	100.0%	(10.2)%
Cost of sales (including buying, distribution, and occupancy costs)	62.3%	59.9%	(6.5)%	61.7%	59.0%	(6.1)%
Gross profit	37.7%	40.1%	(15.6)%	38.3%	41.0%	(16.1)%
Selling expenses	21.7%	19.7%	(0.6)%	20.5%	18.8%	(2.0)%
General and administrative expenses	4.6%	4.7%	(12.0)%	4.5%	4.5%	(9.8)%
Income from operations	11.4%	15.7%	(35.2)%	13.3%	17.7%	(32.8)%
Other income, net	0.2%	0.1%	119.2%	0.2%	0.2%	(0.5)%
Income before income taxes	11.6%	15.8%	(34.1)%	13.5%	17.9%	(32.4)%
Provision for income taxes	4.3%	5.9%	(34.1)%	5.0%	6.7%	(32.4)%
Net income	7.3%	9.9%	(34.1)%	8.5%	11.2%	(32.4)%

Net sales decreased from $236.1 million in the second quarter of fiscal 2015 to $212.2 million in the second quarter of fiscal 2016, a 10.1% decrease. Comparable store net sales for the thirteen week quarter ended July 30, 2016 decreased by $25.4 million, or 10.8%, compared to the prior year thirteen week period ended August 1, 2015. The comparable store sales decline for the quarter was primarily attributable to an 8.2% reduction in the number of transactions at comparable stores during the quarter and a 2.7% reduction in the average retail price per piece of merchandise sold; which were partially offset by a 1.3% increase in the average number of units sold per transaction. Comparable store sales for the quarter were also impacted by both reward redemptions and accruals for estimated future rewards (which are recorded as reductions to revenue) related to the Company’s new Guest Loyalty program, which launched during the fiscal quarter ended April 30, 2016. Absent the $3.4 million impact related to the new loyalty program, total net sales for the quarter were down 8.7% and comparable store net sales were down 9.3%. The comparable store sales decline for the quarter was partially offset by the inclusion of a full quarter of operating results for the 6 new stores opened after the first quarter of fiscal 2015 and by the opening of 3 new stores during the first two quarters of fiscal 2016. Online sales for the quarter increased 1.4% to $20.4 million for the thirteen week period ended July 30, 2016 compared to $20.1 million for the thirteen week period ended August 1, 2015.

Net sales decreased from $507.4 million for the first two quarters of fiscal 2015 to $455.7 million for the first two quarters of fiscal 2016, a 10.2% decrease. Comparable store net sales for the twenty-six week period ended July 30, 2016 decreased by $55.1 million, or 10.9%, compared to the prior year twenty-six week period ended August 1, 2015. The comparable store sales decline for the twenty-six week period was primarily attributable to an 8.8% reduction in the number of transactions at comparable stores during the period and a 1.5% reduction in the average retail price per piece of merchandise sold; which were partially offset by a 0.4% increase in the average number of units sold per transaction. Comparable store sales for the twenty-six week period were also impacted by both reward redemptions and accruals for estimated future rewards (which are recorded as reductions to revenue) related to the Company’s new Guest Loyalty program, which launched during the fiscal quarter ended April 30, 2016. Absent the $6.8 million impact related to the new loyalty program, total net sales for the twenty-six week period were down 8.8% and comparable store net sales were down 9.6%. The comparable store sales decline for the twenty-six week period was partially offset by the inclusion of a full two quarters of operating results for the 9 new stores opened during fiscal 2015 and by the opening of 3 new stores during the first two quarters of fiscal 2016. Online sales for the year-to-date period decreased 0.9% to $43.9 million for the twenty-six week period ended July 30, 2016 compared to $44.3 million for the twenty-six week period ended August 1, 2015. Average sales per square foot decreased 11.6% from $197.73 for the twenty-six week period ended August 1, 2015 to $174.72 for the twenty-six week period ended July 30, 2016. Total square footage as of July 30, 2016 was 2.397 million compared to 2.352 million as of August 1, 2015.

The Company's average retail price per piece of merchandise sold decreased $1.29, or 2.7%, during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015. This $1.29 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.6% reduction in average denim price points (-$0.93), a 3.6% reduction in average knit shirt price points (-$0.42), and an 8.3% reduction in average woven shirt price points (-$0.33); which were partially offset by a shift in the merchandise mix ($0.36) and an increase in average price point for certain other merchandise categories ($0.03). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold decreased $0.72, or 1.5%, compared to the same period in fiscal 2015. This $0.72 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.2% reduction in average denim price points (-$0.62), a 2.6% reduction in average knit shirt price points (-$0.28), and a 4.8% reduction in average woven shirt price points (-$0.19); which were partially offset by a shift in the merchandise mix ($0.37). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $94.6 million in the second quarter of fiscal 2015 to $79.9 million in the second quarter of fiscal 2016, a 15.6% decrease. As a percentage of net sales, gross profit declined from 40.1% in the second quarter of fiscal 2015 to 37.7% in the second quarter of fiscal 2016. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (2.50%, as a percentage of net sales), which was partially offset by a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Year-to-date, gross profit decreased from $208.2 million for the twenty-six week period ended August 1, 2015 to $174.6 million for the twenty-six week period ended July 30, 2016, a 16.1% decrease. As a percentage of net sales, gross profit declined from 41.0% for the first two quarters of fiscal 2015 to 38.3% for the first two quarters of fiscal 2016. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (2.15%, as a percentage of net sales) and a reduction in merchandise margins (0.65%, as a percentage of net sales), which were partially offset by a reduction in expense related to the incentive bonus accrual (0.10%, as a percentage of net sales).

Selling expenses decreased from $46.4 million in the second quarter of fiscal 2015 to $46.1 million in the second quarter of fiscal 2016, a 0.6% decrease. As a percentage of net sales, selling expenses increased from 19.7% in the second quarter of fiscal 2015 to 21.7% in the second quarter of fiscal 2016. Increases in store payroll expense (1.15%, as a percentage of net sales), marketing expenses (0.50%, as a percentage of net sales), and certain other selling expenses (0.60%, as a percentage of net sales) were partially offset by a reduction in expense related to the incentive bonus accrual (0.25%, as a percentage of net sales).

Year-to-date, selling expenses decreased from $95.5 million for the first two quarters of fiscal 2015 to $93.6 million for the first two quarters of fiscal 2016, a 2.0% decrease. As a percentage of net sales, selling expenses increased from 18.8% in fiscal 2015 to 20.5% in fiscal 2016. Increases in store payroll expense (1.20%, as a percentage of net sales), marketing expenses (0.50%, as a percentage of net sales), and certain other selling expenses (0.35%, as a percentage of net sales) were partially offset by a reduction in expense related to the incentive bonus accrual (0.35%, as a percentage of net sales).

General and administrative expenses decreased from $11.1 million in the second quarter of fiscal 2015 to $9.7 million in the second quarter of fiscal 2016, a 12.0% decrease. As a percentage of net sales, general and administrative expenses decreased from 4.7% in the second quarter of fiscal 2015 to 4.6% in the second quarter of fiscal 2016.

Year-to-date, general and administrative expenses decreased from $22.7 million for the first two quarters of fiscal 2015 to $20.5 million for the first two quarters of fiscal 2016, a 9.8% decrease. As a percentage of net sales, general and administrative expenses were 4.5% for both fiscal 2015 and fiscal 2016.

As a result of the above changes, the Company's income from operations was $24.1 million in the second quarter of fiscal 2016 compared to $37.2 million in the second quarter of fiscal 2015. Income from operations was 11.4% of net sales in the second quarter of fiscal 2016 compared to 15.7% of net sales in the second quarter of fiscal 2015.

Year-to-date, income from operations was $60.5 million for the twenty-six week period ended July 30, 2016 compared to $90.0 million for the twenty-six week period ended August 1, 2015. Income from operations was 13.3% of net sales for the first two quarters of fiscal 2016 compared to 17.7% of net sales for the first two quarters of fiscal 2015.

Other income increased from $0.3 million in the second quarter of fiscal 2015 to $0.6 million in the second quarter of fiscal 2016. Other income for the year-to-date period was $1.0 million for both the twenty-six week period ended August 1, 2015 and the twenty-six week period ended July 30, 2016. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in both the second quarter of fiscal 2016 and the second quarter of fiscal 2015, bringing net income to $15.5 million in the second quarter of fiscal 2016 compared to $23.5 million in the second quarter of fiscal 2015.

Income tax expense as a percentage of pre-tax income was also 37.3% for both the first two quarters of fiscal 2016 and the first two quarters of fiscal 2015, bringing year-to-date net income to $38.6 million for fiscal 2016 compared to $57.1 million for fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of July 30, 2016, the Company had working capital of $278.6 million, including $168.2 million of cash and cash equivalents and $38.6 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2016 and fiscal 2015, the Company's cash flow from operations was $44.4 million and $30.8 million, respectively.

The uses of cash for both twenty-six week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for build-up of inventory levels, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first two quarters of fiscal 2016 and 2015, the Company invested $15.8 million and $12.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.2 million and $8.2 million in the first two quarters of fiscal 2016 and 2015, respectively, in capital expenditures for the corporate headquarters and distribution facility. For the first two quarters of fiscal 2015, capital spending for the corporate headquarters and distribution facility included expenditures related to the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The new building was substantially completed and placed into service during the first quarter of 2015.

During the remainder of fiscal 2016, the Company anticipates completing approximately 9 additional store construction projects, including approximately 2 new stores and approximately 7 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2016 will be approximately $28.0 to $32.0 million, which includes primarily planned new store and store remodeling projects and IT investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow each year and, as of July 30, 2016, had total cash and investments of $234.9 million, including $28.1 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2017 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first two quarters of fiscal 2016 or 2015. The Company had no bank borrowings as of July 30, 2016 and was in compliance with the terms and conditions of the line of credit agreement.

Auction-Rate Securities - As of July 30, 2016, total cash and investments included $3.2 million of auction-rate securities (“ARS”), which compares to $7.5 million of ARS as of January 30, 2016. All of the $3.2 million in ARS was classified in long term investments as of July 30, 2016. ARS have a long-term stated maturity, but are reset through a “dutch auction” process that occurs every 7 to 49 days, depending on the terms of the individual security. During February 2008, a significant number of auctions related to these securities failed, meaning that there was not enough demand to sell the entire issue at auction. The failed auctions have limited the current liquidity of the Company's investments in ARS. The Company does not anticipate, however, that further auction failures will have a material impact on the Company's ability to fund its business.

ARS are reported at fair market value, and as of July 30, 2016, the reported investment amount is net of a $0.3 million temporary impairment to account for the impairment of certain securities from their stated par value. The Company reported the $0.3 million temporary impairment, net of tax, as an “accumulated other comprehensive loss” of $0.2 million in stockholders' equity as of July 30, 2016. The Company has accounted for the impairment as temporary, as it currently believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. During the first two quarters of fiscal 2016, the Company was able to successfully liquidate ARS with a par value of $4.5 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended July 30, 2016 have not changed materially from those utilized for the fiscal year ended January 30, 2016, included in The Buckle Inc.’s 2015 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $16.9 million and $22.9 million as of July 30, 2016 and January 30, 2016, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $1.1 million as of July 30, 2016 and $0.8 million as of January 30, 2016. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets. Net sales are reported net of the impact of both reward redemptions and accruals for estimated future rewards earned during the period related to the Company's new Guest Loyalty program, which launched during the fiscal quarter ended April 30, 2016.

2.
Inventory. Inventory is valued at the lower of cost or market. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect market value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $11.1 million as of July 30, 2016 and $9.3 million as of January 30, 2016. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

3.
Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made. As of July 30, 2016 and January 30, 2016, the Company’s deferred tax asset related to capital loss carryforwards is net of a $0.5 million valuation allowance recorded to reduce the value of the Company’s capital loss carryforward to its expected realizable amount prior to expiration.

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

As more fully described in Liquidity and Capital Resources and in Note 4 to the condensed consolidated financial statements, in prior years the Company invested a portion of its investments in auction-rate securities ("ARS"). These investments are classified as available-for-sale securities and are reported at fair market values of $3.2 million and $7.5 million as of July 30, 2016 and January 30, 2016.

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

The Company determined the fair value of ARS using Level 1 inputs for known or anticipated subsequent redemptions at par value, Level 2 using observable inputs, and Level 3 using unobservable inputs, where the following criteria were considered in estimating fair value:

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

In addition, the Company considers other factors including, but not limited to, the financial condition of the investee, the credit rating, insurance, guarantees, collateral, cash flows, and the current and expected market and industry conditions in which the investee operates. Management believes it has used information that was reasonably obtainable in order to complete its valuation process and determine if the Company’s investments in ARS had incurred any temporary and/or other-than-temporary impairment as of July 30, 2016.

The Company has concluded that certain of its ARS represent Level 3 valuation. A discounted cash flow analysis was used to value these investments. The assumptions used in preparing the discounted cash flow model include estimates for interest rates, timing and amount of cash flows, and expected holding periods of the ARS. As of July 30, 2016, the unobservable inputs used by the Company and its independent third-party valuation consultant in valuing its Level 3 investments in ARS included:

•	Durations until redemption ranging from 7.2 to 8.5 years, with a weighted average of 7.8 years.

•	Discount rates ranging from 3.67% to 3.67%, with a weighted average of 3.67%.

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

The following table identifies the material obligations and commitments as of July 30, 2016:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$10,101	$7,817	$2,073	$211	$—
Deferred compensation	14,186	—	—	—	14,186
Operating leases	363,140	67,277	117,884	85,593	92,386
Total contractual obligations	$387,427	$75,094	$119,957	$85,804	$106,572

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2017 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first two quarters of fiscal 2016 or the first two quarters of fiscal 2015. The Company had outstanding letters of credit totaling $2.2 million and $2.1 million as of July 30, 2016 and January 30, 2016, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2015, 2014, and 2013, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 30, 2016 and August 1, 2015. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of July 30, 2016, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.3 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – As of July 30, 2016, the Company held $3.5 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $0.3 million temporary impairment existed related to these securities as of July 30, 2016. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 30, 2016:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 1, 2016 to May 28, 2016	-	-	-	440,207
May 29, 2016 to Jul. 2, 2016	-	-	-	440,207
Jul. 3, 2016 to Jul. 30, 2016	-	-	-	440,207
	-	-	-

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

b.
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	September 8, 2016	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	September 8, 2016	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS,
Senior Vice President of Finance and CFO
(principal accounting officer)