Form 10-Q
period 2017-04-29
BUCKLE INC
filed 2017-06-08
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant  has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑; Accelerated filer ☐;
Non-accelerated filer ☐; Smaller reporting company ☐;
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 2, 2017, was 48,848,555.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	April 29, 2017	January 28, 2017

CURRENT ASSETS:
Cash and cash equivalents	$207,868	$196,536
Short-term investments	53,389	49,994
Receivables	8,487	8,210
Inventory	119,361	125,694
Prepaid expenses and other assets	7,295	6,023
Total current assets	396,400	386,457

PROPERTY AND EQUIPMENT	460,440	459,359
Less accumulated depreciation and amortization	(295,513)	(290,364)
	164,927	168,995

LONG-TERM INVESTMENTS	15,485	18,092
OTHER ASSETS	6,912	6,303

Total assets	$583,724	$579,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$32,422	$25,079
Accrued employee compensation	8,883	26,906
Accrued store operating expenses	17,494	14,695
Gift certificates redeemable	17,272	21,199
Income taxes payable	20,437	10,737
Total current liabilities	96,508	98,616

DEFERRED COMPENSATION	13,763	13,092
DEFERRED RENT LIABILITY	37,196	37,600
Total liabilities	147,467	149,308

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,848,555 and 48,622,780 shares issued and outstanding at April 29, 2017 and January 28, 2017, respectively	488	486
Additional paid-in capital	141,042	139,398
Retained earnings	294,809	290,737
Accumulated other comprehensive loss	(82)	(82)
Total stockholders’ equity	436,257	430,539

Total liabilities and stockholders’ equity	$583,724	$579,847

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

SALES, Net of returns and allowances	$212,251	$243,543

COST OF SALES (Including buying, distribution, and occupancy costs)	130,534	148,814

Gross profit	81,717	94,729

OPERATING EXPENSES:
Selling	46,918	47,563
General and administrative	9,761	10,736
	56,679	58,299

INCOME FROM OPERATIONS	25,038	36,430

OTHER INCOME, Net	935	408

INCOME BEFORE INCOME TAXES	25,973	36,838

PROVISION FOR INCOME TAXES	9,688	13,741

NET INCOME	$16,285	$23,097

EARNINGS PER SHARE:
Basic	$0.34	$0.48

Diluted	$0.34	$0.48

Basic weighted average shares	48,218	48,107
Diluted weighted average shares	48,344	48,203

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

NET INCOME	$16,285	$23,097

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $0 and $4, respectively	—	8
Reclassification adjustment for losses included in net income, net of tax of $0 and $17, respectively	—	28
Other comprehensive income	—	36

COMPREHENSIVE INCOME	$16,285	$23,133

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2017
BALANCE, January 29, 2017	48,622,780	$486	$139,398	$290,737	$(82)	$430,539

Net income	—	—	—	16,285	—	16,285
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,213)	—	(12,213)
Issuance of non-vested stock, net of forfeitures	225,775	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,646	—	—	1,646

BALANCE, April 29, 2017	48,848,555	$488	$141,042	$294,809	$(82)	$436,257

FISCAL 2016
BALANCE, January 31, 2016	48,428,110	$484	$134,864	$277,626	$(331)	$412,643

Net income	—	—	—	23,097	—	23,097
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,156)	—	(12,156)
Issuance of non-vested stock, net of forfeitures	195,080	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,881	—	—	1,881
Change in unrealized loss on investments, net of tax	—	—	—	—	8	8
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	28	28

BALANCE, April 30, 2016	48,623,190	$486	$136,743	$288,567	$(295)	$425,501

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,285	$23,097
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,854	7,927
Amortization of non-vested stock grants, net of forfeitures	1,646	1,881
Deferred income taxes	(609)	(696)
Other	303	528
Changes in operating assets and liabilities:
Receivables	(189)	1,075
Inventory	6,333	10,778
Prepaid expenses and other assets	(1,272)	(10,947)
Accounts payable	7,127	(1,958)
Accrued employee compensation	(18,023)	(23,269)
Accrued store operating expenses	2,799	5,026
Gift certificates redeemable	(3,927)	(4,268)
Income taxes payable	9,612	1,813
Deferred rent liabilities and deferred compensation	267	1,332

Net cash flows from operating activities	28,206	12,319

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,873)	(7,832)
Change in other assets	—	(10)
Purchases of investments	(7,388)	(2,956)
Proceeds from sales/maturities of investments	6,600	2,865

Net cash flows from investing activities	(4,661)	(7,933)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12,213)	(12,156)

Net cash flows from financing activities	(12,213)	(12,156)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,332	(7,770)

CASH AND CASH EQUIVALENTS, Beginning of period	196,536	161,185

CASH AND CASH EQUIVALENTS, End of period	$207,868	$153,415

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 29, 2017 AND APRIL 30, 2016
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Management Representation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 28, 2017, included in The Buckle, Inc.'s 2016 Form 10-K. The condensed consolidated balance sheet as of January 28, 2017 is derived from audited financial statements.

The Company follows generally accepted accounting principles (“GAAP”) established by the Financial Accounting Standards Board (“FASB”). References to GAAP in these notes are to the FASB Accounting Standards Codification (“ASC”).

2.	Description of the Business

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 462 stores located in 44 states throughout the United States as of April 29, 2017 and 468 stores in 44 states as of April 30, 2016. During the thirteen week period ended April 29, 2017, the Company did not open any new stores, but did substantially remodel 2 stores and close 5 stores. During the thirteen week period ended April 30, 2016, the Company did not open any new stores or close any stores, but did substantially remodel 6 stores.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	April 29, 2017	April 30, 2016

Denims	42.0%	43.3%
Tops (including sweaters)	30.1	28.1
Sportswear/Fashions	9.6	10.0
Accessories	8.3	8.2
Footwear	6.4	6.5
Casual bottoms	1.6	1.7
Outerwear	1.0	0.9
Other	1.0	1.3
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 29, 2017			April 30, 2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$16,285	48,218	$0.34	$23,097	48,107	$0.48
Effect of Dilutive Securities:
Non-vested shares	—	126	—	—	96	—
Diluted EPS	$16,285	48,344	$0.34	$23,097	48,203	$0.48

4.	Investments

The following is a summary of investments as of April 29, 2017:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,800	$—	$(130)	$—	$1,670

Held-to-Maturity Securities:
State and municipal bonds	$53,441	$15	$(30)	$—	$53,426

Trading Securities:
Mutual funds	$13,122	$641	$—	$—	$13,763

The following is a summary of investments as of January 28, 2017:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,800	$—	$(130)	$—	$1,670

Held-to-Maturity Securities:
State and municipal bonds	$53,324	$26	$(34)	$—	$53,316

Trading Securities:
Mutual funds	$12,701	$391	$—	$—	$13,092

The amortized cost and fair value of debt securities by contractual maturity as of April 29, 2017 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$53,389	$53,374
1 - 5 years	52	52
	$53,441	$53,426

As of April 29, 2017 and January 28, 2017, $1,670 and $1,670 of available-for-sale securities and $52 and $3,330 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of both April 29, 2017 and January 28, 2017, the reported investment amount is net of $130 of temporary impairment to account for the impairment of certain securities from their stated par value. The $130 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $82 in stockholders’ equity as of both April 29, 2017 and January 28, 2017. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation. As of April 29, 2017 and January 28, 2017, all of the Company’s investments in ARS were classified in long-term investments.

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

As of April 29, 2017 and January 28, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
April 29, 2017	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$45	$1,625	$1,670
Trading securities (including mutual funds)	13,763	—	—	13,763
Totals	$13,763	$45	$1,625	$15,433

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 28, 2017	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$45	$1,625	$1,670
Trading securities (including mutual funds)	13,092	—	—	13,092
Totals	$13,092	$45	$1,625	$14,762

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $125 of the Company’s recorded temporary impairment as of April 29, 2017. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

Thirteen Weeks Ended April 29, 2017
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,625	$—	$1,625
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—
Balance, end of quarter	$1,625	$—	$1,625

	Thirteen Weeks Ended April 30, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,265	$—	$7,265
Total gains and losses:
Included in net income	(45)	—	(45)
Included in other comprehensive income	58	—	58
Purchases, Issuances, Sales, and Settlements:
Sales	(1,455)	—	(1,455)
Balance, end of quarter	$5,823	$—	$5,823

There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended April 29, 2017 or April 30, 2016. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of April 29, 2017, the fair value of held-to-maturity securities was $53,426 compared to the carrying amount of $53,441. As of January 28, 2017, the fair value of held-to-maturity securities was $53,316 compared to the carrying amount of $53,324.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both April 29, 2017 and January 28, 2017.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended April 29, 2017 and April 30, 2016 of ($216) and ($235), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $863 and $647 as of April 29, 2017 and January 28, 2017, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended April 29, 2017 and April 30, 2016 of $685 and $12,624, respectively.

7.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of April 29, 2017, 630,531 shares were available for grant under the Company’s various restricted stock plans, of which 569,407 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2017 and fiscal 2016 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Stock-based compensation expense, before tax	$1,646	$1,881

Stock-based compensation expense, after tax	$1,037	$1,185

Non-vested shares of common stock granted during the thirteen week periods ended April 29, 2017 and April 30, 2016 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended April 29, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	445,299	$33.98
Granted	363,450	20.55
Forfeited	(137,675)	28.45
Vested	(40,980)	30.92
Non-Vested - end of quarter	630,094	$27.64

As of April 29, 2017, there was $10,105 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended April 29, 2017 and April 30, 2016 was $776 and $1,262, respectively. During the thirteen week period ended April 29, 2017, 137,400 shares (representing one-half of the "performance based" shares granted during fiscal 2016 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2016 grants.

8.	Recently Issued Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017 and it did not have a material effect on its consolidated results of operations and financial position.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016 and early adoption is permitted. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017 and it did not have a material effect on its consolidated results of operations and financial position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter of fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company plans to adopt this ASU in the first quarter of fiscal 2018 and is continuing to evaluate the impacts this ASU and related disclosures will have on its consolidated results of operations and financial position, along with the Company's preferred transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires retrospective application. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position, but does expect that it will result in a significant increase in both assets and liabilities related to the Company's leases for retail store locations.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	April 29, 2017	April 30, 2016	Increase/(Decrease)

Net sales	100.0%	100.0%	(12.8)%
Cost of sales (including buying, distribution, and occupancy costs)	61.5%	61.1%	(12.3)%
Gross profit	38.5%	38.9%	(13.7)%
Selling expenses	22.1%	19.5%	(1.4)%
General and administrative expenses	4.6%	4.4%	(9.1)%
Income from operations	11.8%	15.0%	(31.3)%
Other income, net	0.4%	0.1%	129.1%
Income before income taxes	12.2%	15.1%	(29.5)%
Provision for income taxes	4.5%	5.6%	(29.5)%
Net income	7.7%	9.5%	(29.5)%

Net sales decreased from $243.5 million in the first quarter of fiscal 2016 to $212.3 million in the first quarter of fiscal 2017, a 12.8% decrease. Comparable store net sales for the thirteen week quarter ended April 29, 2017 decreased 12.7% from comparable store net sales for the prior year thirteen week period ended April 30, 2016. The comparable store sales decline for the quarter was primarily attributable to a 9.3% reduction in the number of transactions at comparable stores during the quarter and a 6.7% reduction in the average retail price per piece of merchandise sold; which were partially offset by a 3.4% increase in the average number of units sold per transaction. Total net sales for the quarter were also impacted by the Company's closing of 6 stores during fiscal 2016 and 5 stores during the first quarter of fiscal 2017. Online sales for the quarter decreased 7.2% to $21.8 million for the thirteen week period ended April 29, 2017 compared to $23.5 million for the thirteen week period ended April 30, 2016. Average sales per square foot decreased 13.6% from $93.83 for the first quarter of fiscal 2016 to $81.05 for the first quarter of fiscal 2017. Total square footage as of April 29, 2017 was 2.367 million compared to 2.383 million as of April 30, 2016.

The Company's average retail price per piece of merchandise sold decreased $3.39, or 6.7%, during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. This $3.39 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 7.3% reduction in average denim price points (-$1.55), a 3.0% reduction in average knit shirt price points (-$0.33), a 9.1% reduction in average footwear price points (-$0.30), a 7.3% reduction in average active apparel price points (-$0.30), a 4.0% reduction in average accessories price points (-$0.16), and a reduction in average price points for certain other merchandise categories (-$0.35); which were further impacted by a shift in the merchandise mix (-$0.40). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $94.7 million in the first quarter of fiscal 2016 to $81.7 million in the first quarter of fiscal 2017, a 13.7% decrease. As a percentage of net sales, gross profit declined from 38.9% in the first quarter of fiscal 2016 to 38.5% in the first quarter of fiscal 2017. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (3.10%, as a percentage of net sales), which was partially offset by an increase in merchandise margins (0.70%, as a percentage of net sales). Gross profit also benefited by the elimination of the impact of the Company's old Primo Card loyalty program as it was phased out during fiscal 2016 (2.00%, as a percentage of net sales). The Company continued to support two loyalty programs throughout fiscal 2016, after the launch of the Company's new Guest Loyalty program during the fiscal quarter ended April 30, 2016.

Selling expenses decreased from $47.6 million in the first quarter of fiscal 2016 to $46.9 million in the first quarter of fiscal 2017, a 1.4% decrease. As a percentage of net sales, selling expenses increased from 19.5% in the first quarter of fiscal 2016 to 22.1% in the first quarter of fiscal 2017. Increases in store payroll expense (1.40%, as a percentage of net sales), online fulfillment and marketing expenses (0.75%, as a percentage of net sales), health insurance expense (0.35%, as a percentage of net sales), and certain other selling expenses (0.40%, as a percentage of net sales) were partially offset by a reduction in expense related to the incentive bonus accrual (0.30%, as a percentage of net sales).

General and administrative expenses decreased from $10.7 million in the first quarter of fiscal 2016 to $9.8 million in the first quarter of fiscal 2017, a 9.1% decrease. As a percentage of net sales, general and administrative expenses increased from 4.4% in the first quarter of fiscal 2016 to 4.6% in the first quarter of fiscal 2017. The increase, as a percentage of net sales, was attributable to deleverage across several general and administrative expense categories as a result of the comparable store sales decline.

As a result of the above changes, the Company's income from operations was $25.0 million in the first quarter of fiscal 2017 compared to $36.4 million in the first quarter of fiscal 2016. Income from operations was 11.8% of net sales in the first quarter of fiscal 2017 compared to 15.0% of net sales in the first quarter of fiscal 2016.

Other income increased from $0.4 million in the first quarter of fiscal 2016 to $0.9 million in the first quarter of fiscal 2017. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in both the first quarter of fiscal 2017 and the first quarter of fiscal 2016, bringing net income to $16.3 million in the first quarter of fiscal 2017 compared to $23.1 million in the first quarter of fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of April 29, 2017, the Company had working capital of $299.9 million, including $207.9 million of cash and cash equivalents and $53.4 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2017 and fiscal 2016, the Company's cash flow from operations was $28.2 million and $12.3 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2017 and 2016, the Company invested $3.5 million and $6.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.4 million and $1.2 million in the first quarter of fiscal 2017 and 2016, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2017, the Company anticipates completing approximately 7 additional store construction projects, including approximately 2 new stores and approximately 5 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2017 will be approximately $25.0 to $30.0 million, which primarily includes planned new store and store remodeling projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of April 29, 2017, had total cash and investments of $276.7 million, including $15.5 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2017 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2017 or 2016. The Company had no bank borrowings as of April 29, 2017 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended April 29, 2017 have not changed materially from those utilized for the fiscal year ended January 28, 2017, included in The Buckle Inc.’s 2016 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $17.3 million and $21.2 million as of April 29, 2017 and January 28, 2017, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.9 million as of April 29, 2017 and $0.7 million as of January 28, 2017. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

In fiscal 2016, the Company launched a new Guest Loyalty program that allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of April 29, 2017 and January 28, 2017, $9.7 million and $8.9 million, respectively, was included in "accrued store operating expenses" as a liability for estimated future rewards.

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $12.3 million as of April 29, 2017 and $11.4 million as of January 28, 2017. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

5.
Investments. Investments classified as short-term investments include securities with a maturity of greater than three months and less than one year. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity (net of the effect of income taxes), using the specific identification method, until they are sold. Held-to-maturity securities are reported at amortized cost. Trading securities are reported at fair value, with unrealized gains and losses included in earnings, using the specific identification method.

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

In addition, the commercial obligations and commitments made by the Company are customary transactions which the Company believes to be similar to those of other comparable retail companies. The operating lease obligations shown in the table below represent future cash payments to landlords required to fulfill the Company’s minimum rent requirements. Such amounts are actual cash requirements by year and are not reported net of any tenant improvement allowances received from landlords.

The following table identifies the material obligations and commitments as of April 29, 2017:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$15,264	$4,965	$5,232	$3,725	$1,342
Deferred compensation	13,763	—	—	—	13,763
Operating leases	340,279	66,758	111,401	76,531	85,589
Total contractual obligations	$369,306	$71,723	$116,633	$80,256	$100,694

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2017 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2017 or the first quarter of fiscal 2016. The Company had outstanding letters of credit totaling $3.8 million and $1.8 million as of April 29, 2017 and January 28, 2017, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2016, 2015, and 2014, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended April 29, 2017 and April 30, 2016. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of April 29, 2017, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.5 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – As of April 29, 2017, the Company held $1.8 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $0.1 million temporary impairment existed related to these securities as of April 29, 2017. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended April 29, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 29, 2017 to Feb. 25, 2017	-	-	-	440,207
Feb. 26, 2017 to Apr. 1, 2017	-	-	-	440,207
Apr. 2, 2017 to Apr. 29, 2017	-	-	-	440,207
	-	-	-

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

b.
Exhibit 101 includes the following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 8, 2017	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 8, 2017	By:	/s/ KAREN B. RHOADS
KAREN B. RHOADS,
Senior Vice President of Finance and CFO
(principal accounting officer)