Form 10-Q
period 2017-07-29
BUCKLE INC
filed 2017-09-07
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2017

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

Large accelerated filer ☑; Accelerated filer ☐ ;
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 1, 2017, was 48,844,700.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	July 29, 2017	January 28, 2017

CURRENT ASSETS:
Cash and cash equivalents	$195,614	$196,536
Short-term investments	48,237	49,994
Receivables	14,732	8,210
Inventory	121,671	125,694
Prepaid expenses and other assets	7,750	6,023
Total current assets	388,004	386,457

PROPERTY AND EQUIPMENT	460,250	459,359
Less accumulated depreciation and amortization	(300,419)	(290,364)
	159,831	168,995

LONG-TERM INVESTMENTS	18,294	18,092
OTHER ASSETS	7,433	6,303

Total assets	$573,562	$579,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$39,890	$25,079
Accrued employee compensation	14,130	26,906
Accrued store operating expenses	16,328	14,695
Gift certificates redeemable	15,698	21,199
Income taxes payable	—	10,737
Total current liabilities	86,046	98,616

DEFERRED COMPENSATION	14,167	13,092
DEFERRED RENT LIABILITY	36,236	37,600
Total liabilities	136,449	149,308

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 48,844,700 and 48,622,780 shares issued and outstanding at July 29, 2017 and January 28, 2017, respectively	488	486
Additional paid-in capital	142,622	139,398
Retained earnings	294,082	290,737
Accumulated other comprehensive loss	(79)	(82)
Total stockholders’ equity	437,113	430,539

Total liabilities and stockholders’ equity	$573,562	$579,847

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

SALES, Net of returns and allowances	$195,650	$212,157	$407,901	$455,700

COST OF SALES (Including buying, distribution, and occupancy costs)	121,511	132,275	252,045	281,089

Gross profit	74,139	79,882	155,856	174,611

OPERATING EXPENSES:
Selling	46,679	46,065	93,597	93,628
General and administrative	10,045	9,735	19,806	20,471
	56,724	55,800	113,403	114,099

INCOME FROM OPERATIONS	17,415	24,082	42,453	60,512

OTHER INCOME, Net	899	595	1,834	1,003

INCOME BEFORE INCOME TAXES	18,314	24,677	44,287	61,515

PROVISION FOR INCOME TAXES	6,831	9,205	16,519	22,946

NET INCOME	$11,483	$15,472	$27,768	$38,569

EARNINGS PER SHARE:
Basic	$0.24	$0.32	$0.58	$0.80

Diluted	$0.24	$0.32	$0.57	$0.80

Basic weighted average shares	48,218	48,107	48,218	48,107
Diluted weighted average shares	48,310	48,227	48,327	48,215

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

NET INCOME	$11,483	$15,472	$27,768	$38,569

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $2, $68, $2, and $72, respectively	3	117	3	125
Reclassification adjustment for losses included in net income, net of tax of $0, $0, $0, and $17, respectively	—	—	—	28
Other comprehensive income	3	117	3	153

COMPREHENSIVE INCOME	$11,486	$15,589	$27,771	$38,722

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2017
BALANCE, January 29, 2017	48,622,780	$486	$139,398	$290,737	$(82)	$430,539

Net income	—	—	—	27,768	—	27,768
Dividends paid on common stock, ($0.50 per share)	—	—	—	(24,423)	—	(24,423)
Issuance of non-vested stock, net of forfeitures	221,920	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,226	—	—	3,226
Change in unrealized loss on investments, net of tax	—	—	—	—	3	3

BALANCE, July 29, 2017	48,844,700	$488	$142,622	$294,082	$(79)	$437,113

FISCAL 2016
BALANCE, January 31, 2016	48,428,110	$484	$134,864	$277,626	$(331)	$412,643

Net income	—	—	—	38,569	—	38,569
Dividends paid on common stock, ($0.50 per share)	—	—	—	(24,312)	—	(24,312)
Issuance of non-vested stock, net of forfeitures	194,970	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,673	—	—	3,673
Change in unrealized loss on investments, net of tax	—	—	—	—	125	125
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	28	28

BALANCE, July 30, 2016	48,623,080	$486	$138,535	$291,883	$(178)	$430,726

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$27,768	$38,569
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,785	16,151
Amortization of non-vested stock grants, net of forfeitures	3,226	3,673
Deferred income taxes	(1,193)	(1,359)
Other	395	1,151
Changes in operating assets and liabilities:
Receivables	(145)	1,202
Inventory	4,023	5,299
Prepaid expenses and other assets	(1,727)	166
Accounts payable	14,962	13,893
Accrued employee compensation	(12,776)	(17,837)
Accrued store operating expenses	1,633	7,655
Gift certificates redeemable	(5,501)	(5,975)
Income taxes payable	(17,114)	(19,646)
Deferred rent liabilities and deferred compensation	(289)	1,507

Net cash flows from operating activities	29,047	44,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,167)	(17,039)
Change in other assets	61	49
Purchases of investments	(20,655)	(13,778)
Proceeds from sales/maturities of investments	22,215	17,619

Net cash flows from investing activities	(5,546)	(13,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(24,423)	(24,312)

Net cash flows from financing activities	(24,423)	(24,312)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(922)	6,988

CASH AND CASH EQUIVALENTS, Beginning of period	196,536	161,185

CASH AND CASH EQUIVALENTS, End of period	$195,614	$168,173

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2017 AND JULY 30, 2016
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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company had 463 stores located in 44 states throughout the United States as of July 29, 2017 and 470 stores in 44 states as of July 30, 2016. During the twenty-six week period ended July 29, 2017, the Company opened 1 new store, substantially remodeled 7 stores, and closed 5 stores; which includes 1 new store, 5 substantial remodels, and no closed stores during the second quarter. During the twenty-six week period ended July 30, 2016, the Company opened 3 new stores, substantially remodeled 12 stores, and closed 1 store; which includes 3 new stores, 6 substantial remodels, and 1 closed store during the second quarter.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Merchandise Group	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Denims	32.2%	33.5%	37.3%	38.7%
Tops (including sweaters)	33.9	32.4	31.9	30.1
Sportswear/Fashions	14.4	14.9	11.9	12.3
Accessories	10.3	10.2	9.3	9.1
Footwear	6.3	5.7	6.3	6.1
Casual bottoms	1.1	1.4	1.4	1.6
Outerwear	0.5	0.5	0.8	0.7
Other	1.3	1.4	1.1	1.4
	100.0%	100.0%	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 29, 2017			July 30, 2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$11,483	48,218	$0.24	$15,472	48,107	$0.32
Effect of Dilutive Securities:
Non-vested shares	—	92	—	—	120	—
Diluted EPS	$11,483	48,310	$0.24	$15,472	48,227	$0.32

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 29, 2017			July 30, 2016
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount

Basic EPS	$27,768	48,218	$0.58	$38,569	48,107	$0.80
Effect of Dilutive Securities:
Non-vested shares	—	109	(0.01)	—	108	—
Diluted EPS	$27,768	48,327	$0.57	$38,569	48,215	$0.80

4.	Investments

The following is a summary of investments as of July 29, 2017:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,725	$—	$(125)	$—	$1,600

Held-to-Maturity Securities:
State and municipal bonds	$50,764	$16	$(11)	$—	$50,769

Trading Securities:
Mutual funds	$13,224	$943	$—	$—	$14,167

The following is a summary of investments as of January 28, 2017:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,800	$—	$(130)	$—	$1,670

Held-to-Maturity Securities:
State and municipal bonds	$53,324	$26	$(34)	$—	$53,316

Trading Securities:
Mutual funds	$12,701	$391	$—	$—	$13,092

The amortized cost and fair value of debt securities by contractual maturity as of July 29, 2017 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$48,237	$48,241
1 - 5 years	2,527	2,528
	$50,764	$50,769

As of July 29, 2017 and January 28, 2017, $1,600 and $1,670 of available-for-sale securities and $2,527 and $3,330 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of July 29, 2017 and January 28, 2017, the reported investment amount is net of $125 and $130, respectively, of temporary impairment to account for the impairment of certain securities from their stated par value. The temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $79 and $82 in stockholders’ equity as of July 29, 2017 and January 28, 2017, respectively. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation. As of July 29, 2017 and January 28, 2017, all of the Company’s investments in ARS were classified in long-term investments.

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

As of July 29, 2017 and January 28, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
July 29, 2017	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$45	$1,555	$1,600
Trading securities (including mutual funds)	14,167	—	—	14,167
Totals	$14,167	$45	$1,555	$15,767

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 28, 2017	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$45	$1,625	$1,670
Trading securities (including mutual funds)	13,092	—	—	13,092
Totals	$13,092	$45	$1,625	$14,762

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $120 of the Company’s recorded temporary impairment as of July 29, 2017. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Twenty-Six Weeks Ended July 29, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,625	$—	$1,625
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	5	—	5
Purchases, Issuances, Sales, and Settlements:
Sales	(75)	—	(75)
Balance, end of quarter	$1,555	$—	$1,555

	Twenty-Six Weeks Ended July 30, 2016
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,265	$—	$7,265
Total gains and losses:
Included in net income	(45)	—	(45)
Included in other comprehensive income	244	—	244
Purchases, Issuances, Sales, and Settlements:
Sales	(4,480)	—	(4,480)
Balance, end of quarter	$2,984	$—	$2,984

There were no transfers of securities between Levels 1, 2, or 3 during the twenty-six week periods ended July 29, 2017 or July 30, 2016. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of July 29, 2017, the fair value of held-to-maturity securities was $50,769 compared to the carrying amount of $50,764. As of January 28, 2017, the fair value of held-to-maturity securities was $53,316 compared to the carrying amount of $53,324.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both July 29, 2017 and January 28, 2017.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 29, 2017 and July 30, 2016 of $151 and ($1,009), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $496 and $647 as of July 29, 2017 and January 28, 2017, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 29, 2017 and July 30, 2016 of $34,826 and $43,951, respectively.

7.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of July 29, 2017, 634,386 shares were available for grant under the Company’s various restricted stock plans, of which 573,262 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2017 and fiscal 2016 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Stock-based compensation expense, before tax	$1,580	$1,792	$3,226	$3,673

Stock-based compensation expense, after tax	$995	$1,129	$2,032	$2,314

Non-vested shares of common stock granted during the twenty-six week periods ended July 29, 2017 and July 30, 2016 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 29, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	445,299	$33.98
Granted	363,450	20.55
Forfeited	(141,530)	28.36
Vested	(40,980)	30.92
Non-Vested - end of quarter	626,239	$27.66

As of July 29, 2017, there was $8,525 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the twenty-six week periods ended July 29, 2017 and July 30, 2016 was $776 and $1,262, respectively. During the twenty-six week period ended July 29, 2017, 137,400 shares (representing one-half of the "performance based" shares granted during fiscal 2016 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2016 grants.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter of fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Through its continuing evaluation of the impact of this ASU, the Company anticipates the adoption will affect the income statement classification of gift card and gift certificate breakage, the timing of revenue recognition for sales of merchandise shipped to customers, and the presentation of the allowance for estimated sales returns. The Company plans to adopt this ASU in the first quarter of fiscal 2018 using the modified retrospective transition method and is continuing to evaluate the impacts this ASU and related disclosures will have on its consolidated results of operations and financial position.

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

9.	Commitments and Contingencies

Data Security Incident

On June 16, 2017, the Company announced that it became aware that it was a victim of a data security incident in which a criminal entity accessed certain guest credit card information following purchases at some of the Company's retail stores between October 28, 2016 and April 14, 2017. The Company immediately launched a thorough investigation and engaged leading third-party forensic experts to review its systems and secure the affected part of its network. Through that investigation, the Company learned that its store payment data systems were infected with a form of malicious code, which was quickly removed. The Company has taken actions that it believes have contained the issue and has implemented additional security enhancements, and will continue to work vigilantly to pursue this matter to resolution. Based on the forensic investigation, the Company believes that no social security numbers, email addresses, or physical addresses were obtained by those criminally responsible. There is also no evidence that the buckle.com website or buckle.com guests were impacted.

Buckle self-reported the issue to the payment card brands and is cooperating fully with the card brands, their forensic experts, and law enforcement and the investigation is continuing. At this time, it is not possible to reasonably estimate the amount of any potential assessments, fines, penalties, or other liabilities in connection with this incident.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Twenty-Six Weeks Ended		Percentage
	July 29, 2017	July 30, 2016	Increase/(Decrease)	July 29, 2017	July 30, 2016	Increase/(Decrease)

Net sales	100.0%	100.0%	(7.8)%	100.0%	100.0%	(10.5)%
Cost of sales (including buying, distribution, and occupancy costs)	62.1%	62.3%	(8.1)%	61.8%	61.7%	(10.3)%
Gross profit	37.9%	37.7%	(7.2)%	38.2%	38.3%	(10.7)%
Selling expenses	23.9%	21.7%	1.3%	22.9%	20.5%	—%
General and administrative expenses	5.1%	4.6%	3.2%	4.9%	4.5%	(3.2)%
Income from operations	8.9%	11.4%	(27.7)%	10.4%	13.3%	(29.8)%
Other income, net	0.5%	0.2%	51.1%	0.5%	0.2%	82.9%
Income before income taxes	9.4%	11.6%	(25.8)%	10.9%	13.5%	(28.0)%
Provision for income taxes	3.5%	4.3%	(25.8)%	4.1%	5.0%	(28.0)%
Net income	5.9%	7.3%	(25.8)%	6.8%	8.5%	(28.0)%

Net sales decreased from $212.2 million in the second quarter of fiscal 2016 to $195.7 million in the second quarter of fiscal 2017, a 7.8% decrease. Comparable store net sales for the thirteen week quarter ended July 29, 2017 decreased 7.7% from comparable store net sales for the prior year thirteen week period ended July 30, 2016. The comparable store sales decline for the quarter was primarily attributable to a 2.9% reduction in the number of transactions at comparable stores during the quarter and a 6.1% reduction in the average retail price per piece of merchandise sold; which were partially offset by a 1.3% increase in the average number of units sold per transaction. Total net sales for the quarter were also impacted by the Company's closing of 6 stores during fiscal 2016 and 5 stores during the first quarter of fiscal 2017. Online sales for the quarter decreased 4.5% to $19.5 million for the thirteen week period ended July 29, 2017 compared to $20.4 million for the thirteen week period ended July 30, 2016.

Net sales decreased from $455.7 million for the first two quarters of fiscal 2016 to $407.9 million for the first two quarters of fiscal 2017, a 10.5% decrease. Comparable store net sales for the twenty-six week period ended July 29, 2017 decreased 10.3% from comparable store net sales for prior year twenty-six week period ended July 30, 2016. The comparable store sales decline for the twenty-six week period was primarily attributable to a 6.3% reduction in the number of transactions at comparable stores during the period and a 6.5% reduction in the average retail price per piece of merchandise sold; which were partially offset by a 2.1% increase in the average number of units sold per transaction. Total net sales for the quarter were also impacted by the Company's closing of 6 stores during fiscal 2016 and 5 stores during the first quarter of fiscal 2017. Online sales for the year-to-date period decreased 6.0% to $41.3 million for the twenty-six week period ended July 29, 2017 compared to $43.9 million for the twenty-six week period ended July 30, 2016. Average sales per square foot decreased 11.5% from $174.72 for the twenty-six week period ended July 30, 2016 to $154.56 for the twenty-six week period ended July 29, 2017. Total square footage as of July 29, 2017 was 2.373 million compared to 2.397 million as of July 30, 2016.

The Company's average retail price per piece of merchandise sold decreased $2.85, or 6.1%, during the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016. This $2.85 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.9% reduction in average denim price points (-$0.87), a 4.1% reduction in average knit shirt price points (-$0.48), a 7.9% reduction in average shorts price points (-$0.47), and a reduction in average price points for certain other merchandise categories (-$0.30); which were further impacted by a shift in the merchandise mix (-$0.73). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold decreased $3.16, or 6.5%, compared to the same period in fiscal 2016. This $3.16 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 6.7% reduction in average denim price points (-$1.22), a 3.6% reduction in average knit shirt price points (-$0.40), a 7.7% reduction in average shorts price points (-$0.39), a 6.8% reduction in average footwear price points (-$0.21), and a reduction in average price points for certain other merchandise categories (-$0.35); which were further impacted by a shift in the merchandise mix (-$0.59). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $79.9 million in the second quarter of fiscal 2016 to $74.1 million in the second quarter of fiscal 2017, a 7.2% decrease. As a percentage of net sales, gross profit increased from 37.7% in the second quarter of fiscal 2016 to 37.9% in the second quarter of fiscal 2017. The increase was primarily attributable to an increase in merchandise margins (1.00%, as a percentage of net sales) and also benefited by the elimination of the impact of the Company's old Primo Card loyalty program as it was phased out during fiscal 2016 (1.00%, as a percentage of net sales), which were partially offset by deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (1.80%, as a percentage of net sales). The Company continued to support two loyalty programs throughout fiscal 2016, after the launch of the Company's new Guest Loyalty program during the fiscal quarter ended April 30, 2016.

Year-to-date, gross profit decreased from $174.6 million for the twenty-six week period ended July 30, 2016 to $155.9 million for the twenty-six week period ended July 29, 2017, a 10.7% decrease. As a percentage of net sales, gross profit declined from 38.3% for the first two quarters of fiscal 2016 to 38.2% for the first two quarters of fiscal 2017. The decrease was primarily attributable to deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (2.50%, as a percentage of net sales), which was partially offset by an increase in merchandise margins (0.90%, as a percentage of net sales) and the benefit related to the elimination of the impact of the Company's old Primo Card loyalty program as it was phased out during fiscal 2016 (1.50%, as a percentage of net sales).

Selling expenses increased from $46.1 million in the second quarter of fiscal 2016 to $46.7 million in the second quarter of fiscal 2017, a 1.3% increase. As a percentage of net sales, selling expenses increased from 21.7% in the second quarter of fiscal 2016 to 23.9% in the second quarter of fiscal 2017. The second quarter increase was primarily attributable to increases in store payroll expense (1.35%, as a percentage of net sales), online fulfillment and marketing expenses (0.70%, as a percentage of net sales), and certain other selling expenses (0.15%, as a percentage of net sales).

Year-to-date, selling expenses remained steady at $93.6 million for the first two quarters of both fiscal 2016 and fiscal 2017. As a percentage of net sales, selling expenses increased from 20.5% in fiscal 2016 to 22.9% in fiscal 2017. The year-to-date increase was primarily attributable to increases in store payroll expense (1.40%, as a percentage of net sales), online fulfillment and marketing expenses (0.75%, as a percentage of net sales), and certain other selling expenses (0.25%, as a percentage of net sales).

General and administrative expenses increased from $9.7 million in the second quarter of fiscal 2016 to $10.0 million in the second quarter of fiscal 2017, a 3.2% increase. As a percentage of net sales, general and administrative expenses increased from 4.6% in the second quarter of fiscal 2016 to 5.1% in the second quarter of fiscal 2017. The increase was primarily attributable to increased professional and consulting fees.

Year-to-date, general and administrative expenses decreased from $20.5 million for the first two quarters of fiscal 2016 to $19.8 million for the first two quarters of fiscal 2017, a 3.2% decrease. As a percentage of net sales, general and administrative expenses increased from 4.5% in fiscal 2016 to 4.9% in fiscal 2017. The increase was primarily attributable to increased professional and consulting fees.

As a result of the above changes, the Company's income from operations was $17.4 million in the second quarter of fiscal 2017 compared to $24.1 million in the second quarter of fiscal 2016. Income from operations was 8.9% of net sales in the second quarter of fiscal 2017 compared to 11.4% of net sales in the second quarter of fiscal 2016.

Year-to-date, income from operations was $42.5 million for the twenty-six week period ended July 29, 2017 compared to $60.5 million for the twenty-six week period ended July 30, 2016. Income from operations was 10.4% of net sales for the first two quarters of fiscal 2017 compared to 13.3% of net sales for the first two quarters of fiscal 2016.

Other income increased from $0.6 million in the second quarter of fiscal 2016 to $0.9 million in the second quarter of fiscal 2017. Other income for the year-to-date period increased from $1.0 million for the twenty-six week period ended July 30, 2016 to $1.8 million for the twenty-six week period ended July 29, 2017. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 37.3% in both the second quarter of fiscal 2017 and the second quarter of fiscal 2016, bringing net income to $11.5 million in the second quarter of fiscal 2017 compared to $15.5 million in the second quarter of fiscal 2016.

Income tax expense as a percentage of pre-tax income was also 37.3% for both the first two quarters of fiscal 2017 and the first two quarters of fiscal 2016, bringing year-to-date net income to $27.8 million for fiscal 2017 compared to $38.6 million for fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

As of July 29, 2017, the Company had working capital of $302.0 million, including $195.6 million of cash and cash equivalents and $48.2 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2017 and fiscal 2016, the Company's cash flow from operations was $29.0 million and $44.4 million, respectively.

The uses of cash for both twenty-six week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first two quarters of fiscal 2017 and 2016, the Company invested $6.7 million and $15.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.5 million and $1.2 million in the first two quarters of fiscal 2017 and 2016, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2017, the Company anticipates completing one additional store construction project, which includes one additional new store opening. Management estimates that total capital expenditures during fiscal 2017 will be approximately $15.0 to $20.0 million, which includes primarily planned new store and store remodeling projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of July 29, 2017, had total cash and investments of $262.1 million, including $18.3 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first two quarters of fiscal 2017 or 2016. The Company had no bank borrowings as of July 29, 2017 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended July 29, 2017 have not changed materially from those utilized for the fiscal year ended January 28, 2017, included in The Buckle Inc.’s 2016 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $15.7 million and $21.2 million as of July 29, 2017 and January 28, 2017, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $0.9 million as of July 29, 2017 and $0.7 million as of January 28, 2017. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

In fiscal 2016, the Company launched a new Guest Loyalty program that allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of July 29, 2017 and January 28, 2017, $8.7 million and$8.9 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $12.2 million as of July 29, 2017 and $11.4 million as of January 28, 2017. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

The following table identifies the material obligations and commitments as of July 29, 2017:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$14,743	$4,710	$5,475	$3,675	$883
Deferred compensation	14,167	—	—	—	14,167
Operating leases	330,036	65,733	108,213	73,940	82,150
Total contractual obligations	$358,946	$70,443	$113,688	$77,615	$97,200

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first two quarters of fiscal 2017 or the first two quarters of fiscal 2016. The Company had outstanding letters of credit totaling $3.5 million and $1.8 million as of July 29, 2017 and January 28, 2017, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2016, 2015, and 2014, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the twenty-six week periods ended July 29, 2017 and July 30, 2016. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of July 29, 2017, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 50% change in the rate earned), the Company’s net income would decrease approximately $0.5 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – As of July 29, 2017, the Company held $1.7 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $0.1 million temporary impairment existed related to these securities as of July 29, 2017. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 29, 2017:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Apr. 30, 2017 to May 27, 2017	-	-	-	440,207
May. 28, 2017 to Jul. 1, 2017	-	-	-	440,207
Jul. 2, 2017 to Jul. 29, 2017	-	-	-	440,207
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 440,207 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:    None

Item 6.    Exhibits:

Exhibit 3.1	Articles of Incorporation of The Buckle, Inc. as amended
Exhibit 10.1
Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	September 7, 2017	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	September 7, 2017	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

Exhibit Index

Exhibit 3.1	Articles of Incorporation of The Buckle, Inc. as amended
Exhibit 10.1
Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.