Form 10-K
period 2018-02-03
BUCKLE INC
filed 2018-04-04
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and "emerging growth company" in Rule 12b-2 of the Exchange Act). Check one.
☐ Large accelerated filer; ☑ Accelerated filer; ☐ Non-accelerated filer; ☐ Smaller Reporting Company; ☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $473,130,936 on July 29, 2017. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 28,078,987 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2018, was 49,044,895.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2018 Annual Meeting of Shareholders to be held June 1, 2018 are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
February 3, 2018

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of February 3, 2018, the Company operated 457 retail stores in 44 states throughout the United States under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 457 stores in 44 states at the end of fiscal 2017. All references herein to fiscal 2017 refer to the 53-week period ended February 3, 2018. Fiscal 2016 refers to the 52-week period ended January 28, 2017, and fiscal 2015 refers to the 52-week period ended January 30, 2016. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (41.5% of fiscal 2017 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (32.3% of fiscal 2017 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	February 3, 2018	January 28, 2017	January 30, 2016

Denims	41.5%	42.2%	42.5%
Tops (including sweaters)	32.3	30.8	31.0
Accessories	9.1	9.2	8.9
Sportswear/fashions	6.2	6.5	6.4
Footwear	6.1	5.9	6.0
Outerwear	2.0	2.0	2.1
Casual bottoms	1.3	1.9	1.5
Other	1.5	1.5	1.6
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 64% of the Company's sales during fiscal 2017. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, BKE Boutique, Red by BKE, Daytrip denim, Gimmicks, Gilded Intent, Outpost Makers, Departwest, and Veece. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise that they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Miss Me, Rock Revival, Buffalo Jeans, KanCan, Flying Monkey, and Levi's. Other key brands include Hurley, Billabong, Affliction, American Fighter, Oakley, Fox, Puma, Obey, RVCA, Salvage, 7 Diamonds, Nixon, Free People, White Crow, Salt Life, Corral, Reef, Kustom, Timberland, UGG, TOMS, SOREL, Hey Dude, SAXX, Stance, Lokai, Ray-Ban, and Fossil. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift wrapping, layaways, a guest loyalty program, the Buckle private label credit card, personalized stylist services, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores or from the Company's online order fulfillment center. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of between approximately 2.7% to 3.7% of net sales have been made on a layaway basis, which is recorded as revenue upon delivery of the merchandise to the customer.

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

The Company continually evaluates its store design as part of the overall shopping experience and feels its current design continues to be well received by both guests and developers. This store design contains warm wood fixtures and floors, real brick finishes, and an appealing ceiling and lighting layout that creates a comfortable environment for the guest to shop. The Company has been able to modify the store design for specialized venues including lifestyle centers and larger mall fronts. The signature Buckle-B icon and red color are used throughout the store on fixtures, graphic images, and print materials to reinforce the brand identity. To enhance selling and product presentation, the Company continues to update the fixtures in its stores. New tables and fixtures have been added to the Company’s signature store design in each of the last several fiscal years. The new tables and fixtures were also rolled out to certain existing stores to update their looks as well.

Marketing and Advertising

In fiscal 2017, the Company spent $18.1 million, or 2.0% of net sales, on seasonal marketing campaigns, advertising, promotions, online marketing, and in-store point-of-sale materials. Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience. Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the destination store for these specialty branded fashions.

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

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an e-Commerce enabled channel with an interactive, entertaining, informative, and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the Company’s latest financial news. The Company maintains an opt-in email database. Targeted email campaigns are sent notifying guests of the latest promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. The Company launched a completely redesigned Buckle.com on a new e-Commerce platform on June 8, 2016. The new site provided several updates and enhancements designed to improve both the performance of the site and the overall shopping experience.

Store Operations

The Company has an Executive Vice President of Stores, a Vice President of Sales, 3 Directors of Sales, 4 Regional Managers, 23 District Managers, and 86 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs an alterations person.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales in each of fiscal years 2017, 2016, and 2015.

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

In fiscal 2017, Miss Me/Rock Revival accounted for 18.2% of the Company’s net sales and Axis Denim (which produces private label denim for the Company) accounted for 14.0% of net sales. No other vendor accounted for more than 10% of the Company’s net sales. Other current significant vendors include Buffalo Jeans, KanCan, Flying Monkey, Levi's, Hurley, Billabong, Affliction, American Fighter, Oakley, Fox, Puma, Obey, RVCA, Salvage, 7 Diamonds, Nixon, Free People, White Crow, Salt Life, Corral, Reef, Kustom, Timberland, UGG, TOMS, SOREL, Hey Dude, SAXX, Stance, Lokai, Ray-Ban, and Fossil. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

Store Locations and Expansion Strategies

As of March 29, 2018, the Company operated 456 stores in 43 states. The existing stores are in 3 downtown locations, 11 strip centers, 58 lifestyle centers, and 384 shopping malls. The Company does not anticipate opening any new stores in fiscal 2018. The following table lists the location of existing stores as of March 29, 2018:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	7	Maryland	2	Oregon	6
Alaska	1	Michigan	18	Pennsylvania	10
Arizona	12	Minnesota	12	Rhode Island	1
Arkansas	7	Mississippi	5	South Carolina	4
California	16	Missouri	14	South Dakota	3
Colorado	14	Montana	5	Tennessee	12
Florida	23	Nebraska	13	Texas	53
Georgia	10	Nevada	6	Utah	11
Idaho	7	New Jersey	1	Virginia	6
Illinois	17	New Mexico	5	Washington	14
Indiana	15	New York	4	West Virginia	6
Iowa	17	North Carolina	12	Wisconsin	12
Kansas	16	North Dakota	4	Wyoming	2
Kentucky	6	Ohio	24	Total	456
Louisiana	11	Oklahoma	12

Buckle has grown significantly over the past ten years, with the number of stores increasing from 368 at the beginning of fiscal 2008 to 457 at the end of fiscal 2017. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2008 through the end of fiscal 2017:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2008	368	21	2	387
2009	387	20	6	401
2010	401	21	2	420
2011	420	13	2	431
2012	431	10	1	440
2013	440	13	3	450
2014	450	16	6	460
2015	460	9	1	468
2016	468	5	6	467
2017	467	2	12	457

The Company's criteria used when considering a particular location for expansion include:

•	Market area, including proximity to existing markets to capitalize on name recognition;

•	Trade area population (number, average age, and college population);

•	Economic vitality of market area;

•	Mall location, anchor tenants, tenant mix, and average sales per square foot;

•	Available location within a mall, square footage, storefront width, and facility of using the current store design;

•	Availability of experienced management personnel for the market;

•	Cost of rent, including minimum rent, common area, and extra charges;

•	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $1.0 million, including construction costs of approximately $0.8 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company does not anticipate opening any new stores during fiscal 2018 and expects to complete approximately 4 full remodels. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2018. The Company anticipates capital spending of approximately $10.0 to $15.0 million during fiscal 2018, which includes primarily store remodeling projects and IT investments.

The Company's ability to expand in the future will depend, in part, on general business conditions, the ability to find suitable malls with acceptable sites on satisfactory terms, and the readiness of trained store managers. There can be no assurance that the Company's future expansion plans will be fulfilled in whole or in part, or that leases for potential new sites will be obtained on terms favorable to the Company.

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

Employees

As of February 3, 2018, the Company had approximately 7,400 employees - approximately 3,000 of whom were full-time. The Company has an experienced management team and substantially all of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 800 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

The Company provides medical, dental, vision, life insurance, short-term and long-term disability plans, as well as a 401(k) and a section 125 cafeteria plan (flexible spending account) for eligible employees. To be eligible to participate in the Company's 401(k) plan, employees must be at least 20 years of age and must achieve one year of service with a minimum of 1,000 hours worked during the year. Eligibility for full-time benefits, other than the 401(k) plan, is based on an employee's full-time employment status as determined under the Affordable Care Act ("ACA"). As of February 3, 2018, 1,913 employees participated in the medical plan, 1,906 in the dental plan, 1,449 in the vision plan, 2,877 in the basic life insurance plan, 851 in the supplemental life insurance plan, 1,104 in the long-term disability plan, 1,134 in the short-term disability plan, and 2,003 in the cafeteria plan.

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

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Charlotte Russe, Express, Forever 21, Gap, H&M, Hollister, Maurices, Pacific Sunwear, Tilly's, Urban Outfitters, and Zumiez. The women's market also competes with department stores, such as Dillards, Macy’s, Bon-Ton stores, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

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

Trademarks

“BUCKLE”, “THE BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, “BEST OF THE BLUES”, "BKE RED", "BEST BRANDS. FAVORITE JEANS.", "BKE SPORT", "BKE LOUNGE", "BKE RESERVE", "BUCKLE BELIEVES", "FADE BY BKE", "SOLELY BLACK BY BKE", "FITZ + EDDI", "BUCKLE SELECT", "IN THESE BLUES", "POETIC REBEL", "UNTAMED SOUL", "WILLOW & ROOT", "TWINE & STARK", "INDIE SPIRIT DESIGNS", "BKE CORE", "GILDED INTENT", "#BUCKLEDOUT", "QUINN & COPPER", "LEGACY COLLECTION BY BKE", "SWEET HARMONY BY BUCKLE", "DAYTRIP REFINED", "WHEREVER YOU WANDER BY BUCKLE", "RED BY BKE", "#INTHESEBLUES", "J.B. HOLT", and “B” icon are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 76. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 68. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 40. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Kari G. Smith, age 54. Ms. Smith is Executive Vice President of Stores and a Director of the Company. She was elected a Director effective February 4, 2018 and was appointed Executive Vice President of Stores on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Brett P. Milkie, age 58. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Robert M. Carlberg, age 54. Mr. Carlberg is Senior Vice President of Men’s Merchandising. He was appointed to this position on March 6, 2014, after having served as Vice President of Men's Merchandising since December 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

Kyle L. Hanson, age 53. Ms. Hanson is Vice President, General Counsel, and Corporate Secretary. She was appointed to this position on March 6, 2014, after having served as General Counsel and Corporate Secretary since May 2001. Ms. Hanson joined the Company in May 1998 as General Counsel. She also worked for the Company as a part-time salesperson while attending Kearney State College (now the University of Nebraska - Kearney). Ms. Hanson was previously First Vice President and Trial Attorney for Mutual of Omaha Companies for 2 years and an attorney with the Kutak Rock law firm in Omaha from 1990 to 1996.

Michelle Hoffman, age 56. Ms. Hoffman is Vice President of Sales. She was appointed to this position on March 6, 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and most recently Regional Manager since 2008.

Kelli D. Molczyk, age 39. Ms. Molczyk is Vice President of Women's Merchandising. She was appointed to this position on December 8, 2014. Ms. Molczyk has been employed by the Company since 1999 and has served in various roles on the women's merchandising team since that time, including most recently as Divisional Merchandise Manager.

Diane L. Applegate, age 53. Ms. Applegate is Vice President of Supply Chain and Merchandising Operations. She was appointed to this position on December 8, 2014. Ms. Applegate has been employed by the Company since 1983 and has served in various roles of increasing responsibility on the merchandise operations and e-commerce teams, including as Director of Merchandise Operations since 2000.

Robert J. Harbols, age 41. Mr. Harbols is Vice President of Information Technology. He was appointed to this position on February 4, 2018. Mr. Harbols has been employed by the Company since May 2004 and has served in several positions of increasing responsibility within the Company's IT organization, including Senior Director of Information Technology since February 2016.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 36% of net sales for fiscal 2017 and 35% for fiscal 2016. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s continued growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2018, the Company does not plan to open any new stores. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Reliance on Key Personnel. The continued success of the Company is dependent to a significant degree on the continued service of key personnel, including senior management. The loss of a member of senior management could create additional expense in covering their position as well as cause a reduction in net sales, thus reducing net earnings. The Company’s success in the future will also be dependent upon the Company’s ability to attract and retain qualified personnel. The Company’s failure to attract and retain qualified personnel could negatively impact net sales, could create additional operating expenses, and could reduce overall profitability for the Company.

Dependence on a Single Distribution Facility and Third-Party Carriers. The distribution function for all of the Company’s stores is handled from a single facility in Kearney, Nebraska. Any significant interruption in the operation of the distribution facility due to natural disasters, system failures, or other unforeseen causes would impede the distribution of merchandise to the stores, causing a decline in store inventory, a reduction in store sales, and a reduction in Company profitability. Interruptions in service by common carriers could also delay shipment of goods to Company store locations. Additionally, there can be no assurance that the current facilities will be adequate to support future growth.

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

Fluctuations in Tax Obligations and Effective Tax Rate. The Company records tax expense based on its estimates of future payments. At any one time, multiple tax years are subject to audit by various taxing authorities. There can be no assurance as to the outcome of any current or potential future audits and their impact on the tax owed by the Company. In addition, the Company's effective tax rate may be materially impacted by changes in tax laws and regulations in the jurisdictions where it operates. Although the Company expects a reduction in its effective tax rate for fiscal 2018 based on already enacted legislation, additional future tax law changes could materially impact the Company's effective tax rate and, therefore, its net earnings.

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

During the fiscal year, the Company was subject to a data security incident. Upon discovery, the Company launched an immediate investigation and, with the assistance of leading third party forensic experts, the threat was quickly removed. The Company has since implemented additional security enhancements in an effort to reduce the risk of future incidents. See further discussion of the incident in Footnote H of the Consolidated Financial Statements.

Interest Rate Risk. To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of February 3, 2018, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $0.5 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of February 3, 2018, including automatic renewal options, expiring on or before January 31st of each year is as follows:

Year	Number of Expiring Leases

2019	84
2020	91
2021	66
2022	41
2023	36
2024	32
2025	40
2026 and later	67
Total	457

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

Dividend Payments

During fiscal 2015, the Company paid cash dividends of $0.23 per share in each of the first three quarters and $0.25 per share in the fourth quarter and also paid a special cash dividend of $1.00 per share in the fourth quarter. During fiscal 2016, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $0.75 per share in the fourth quarter. During fiscal 2017, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $1.75 per share in the fourth quarter. The Company plans to continue its quarterly dividends during fiscal 2018.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 3, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Oct. 29, 2017 to Nov. 25, 2017	—	—	—	440,207
Nov. 26, 2017 to Dec. 30, 2017	—	—	—	440,207
Dec. 31, 2017 to Feb. 3, 2018	—	—	—	440,207
Total	—	—	—

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2018

$200
$180
$160
$140
$120
$100
$80
$60
$40
2/2/2013
2/1/2014
1/31/2015
1/30/2016
1/28/2017
2/3/2018
Period Ending
The Buckle, Inc.
Russell 2000 Index
Peer Group

Total Return Analysis	2/2/2013	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018

The Buckle, Inc.	$100.00	$98.26	$121.12	$72.08	$56.12	$62.01
Russell 2000 Index	100.00	125.76	131.30	118.27	158.95	181.82
Peer Group	100.00	103.13	122.18	111.49	85.67	92.39

The Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, GPS, LB, TLYS, URBN, ZUMZ, EXPR, GES, ASNA, and GCO.

The following table lists the Company’s quarterly market range for fiscal years 2017, 2016, and 2015, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	February 3, 2018		January 28, 2017		January 30, 2016
Quarter	High	Low	High	Low	High	Low

First	$21.85	$16.00	$35.02	$27.54	$53.41	$44.70
Second	20.40	16.05	29.19	22.00	47.36	40.54
Third	17.50	13.50	28.67	20.60	45.45	33.44
Fourth	25.11	16.05	27.10	19.95	36.16	26.05

The number of record holders of the Company’s common stock as of March 29, 2018 was 465. Based upon information from the principal market makers, the Company believes there are more than 20,000 beneficial owners. The closing price of the Company’s common stock on March 29, 2018 was $22.15.

Additional information required by this item appears in the Notes to Consolidated Financial Statements contained herein under Footnote J "Stock-Based Compensation" and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	February 3, 2018 (d)	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
Income Statement Data
Net sales	$913,380	$974,873	$1,119,616	$1,153,142	$1,128,001
Cost of sales (including buying, distribution, and occupancy costs)	533,357	577,705	638,215	645,810	628,856
Gross profit	380,023	397,168	481,401	507,332	499,145
Selling expenses	206,068	205,933	212,531	212,688	206,893
General and administrative expenses	39,877	38,475	39,282	37,671	35,258
Income from operations	134,078	152,760	229,588	256,973	256,994
Other income, net	5,407	3,511	5,236	2,723	3,462
Income before income taxes	139,485	156,271	234,824	259,696	260,456
Provision for income taxes	49,778	58,310	87,541	97,132	97,872
Net income	$89,707	$97,961	$147,283	$162,564	$162,584
Basic earnings per share	$1.86	$2.04	$3.06	$3.39	$3.41
Diluted earnings per share	$1.85	$2.03	$3.06	$3.38	$3.39
Dividends declared per share (a)	$2.75	$1.75	$1.94	$3.66	$2.02

Selected Operating Data
Stores open at end of period	457	467	468	460	450
Average sales per square foot	$344	$370	$430	$459	$461
Average sales per store (000's)	$1,761	$1,860	$2,180	$2,321	$2,318
Comparable store sales change (b)	(7.2)%	(13.5)%	(4.4)%	—%	—%

Balance Sheet Data (c)
Working capital	$262,678	$287,841	$255,271	$202,318	$218,756
Long-term investments	$21,453	$18,092	$33,826	$43,698	$43,436
Total assets	$538,116	$579,847	$572,773	$542,993	$546,293
Long-term debt	$—	$—	$—	$—	$—
Stockholders' equity	$391,248	$430,539	$412,643	$355,278	$361,930

(a) During fiscal 2013, cash dividends were $0.20 per share in each of the first three quarters and $0.22 per share in the fourth quarter. The Company also paid a special cash dividend of $1.20 per share in the fourth quarter of fiscal 2013. During fiscal 2014, cash dividends were $0.22 per share in each of the first three quarters and $0.23 per share in the fourth quarter. The Company also paid a special cash dividend of $2.77 per share in the fourth quarter of fiscal 2014. During fiscal 2015, cash dividends were $0.23 per share in each of the first three quarters and $0.25 per share in the fourth quarter. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2015. During fiscal 2016, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $0.75 per share in the fourth quarter of fiscal 2016. During fiscal 2017, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.75 per share in the fourth quarter of fiscal 2017.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	February 3, 2018	January 28, 2017	January 30, 2016	Fiscal Year 2016 to 2017	Fiscal Year 2015 to 2016

Net sales	100.0%	100.0%	100.0%	(6.3)%	(12.9)%
Cost of sales (including buying, distribution, and occupancy costs)	58.4%	59.3%	57.0%	(7.7)%	(9.5)%
Gross profit	41.6%	40.7%	43.0%	(4.3)%	(17.5)%
Selling expenses	22.5%	21.1%	19.0%	0.1%	(3.1)%
General and administrative expenses	4.4%	3.9%	3.5%	3.6%	(2.1)%
Income from operations	14.7%	15.7%	20.5%	(12.2)%	(33.5)%
Other income, net	0.6%	0.3%	0.5%	54.0%	(32.9)%
Income before income taxes	15.3%	16.0%	21.0%	(10.7)%	(33.5)%
Provision for income taxes	5.5%	6.0%	7.8%	(14.6)%	(33.4)%
Net income	9.8%	10.0%	13.2%	(8.4)%	(33.5)%

Fiscal 2017 Compared to Fiscal 2016

Net sales for the 53-week fiscal year ended February 3, 2018, decreased 6.3% to $913.4 million from net sales of $974.9 million for the 52-week fiscal year ended January 28, 2017. Comparable store net sales for the 53-week fiscal year decreased 7.2% from comparable store net sales for the prior year 53-week period ended February 4, 2017. The comparable store sales decline was primarily attributable to a 4.2% reduction in the number of transactions at comparable stores during the year and a 4.7% reduction in the average retail price per piece of merchandise sold, which were partially offset by a 1.7% increase in the average number of units sold per transaction. Total net sales for the year were also impacted by the closing of 6 stores during fiscal 2016 and 12 stores during fiscal 2017, partially offset by the inclusion of a full year of operating results for the 5 new stores opened during fiscal 2016 and the opening of 2 new stores during fiscal 2017. Additionally, fiscal 2017 included an extra week of sales due to the fact that 2017 was a 53-week fiscal year while 2016 was a 52-week fiscal year. Online sales for the fiscal year decreased 1.6% to $98.2 million for the 53-week fiscal year ended February 3, 2018 compared to $99.8 million for the 52-week fiscal year ended January 28, 2017. Average sales per square foot for fiscal 2017 decreased 7.0% from $370 to $344. Total square footage as of February 3, 2018 was 2.367 million compared to 2.392 million as of January 28, 2017.

The Company’s average retail price per piece of merchandise sold decreased $2.31, or 4.7%, during fiscal 2017 compared to fiscal 2016. This $2.31 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.7% reduction in average denim price points (-$1.17), a 3.3% reduction in average knit shirt price points (-$0.37), a 7.9% reduction in average shorts/swim price points (-$0.21), and a reduction in average price points for certain other merchandise categories (-$0.38); and were further impacted by a shift in the merchandise mix (-$0.18). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs decreased from $397.2 million in fiscal 2016 to $380.0 million in fiscal 2017. As a percentage of net sales, gross profit was 41.6% in fiscal 2017 compared to 40.7% in fiscal 2016. The increase was primarily attributable to improvement in merchandise margins (1.20%, as a percentage of net sales) and the benefit related to the elimination of the impact of the Company's old Primo Card loyalty program (1.00%, as a percentage of net sales), partially offset by deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (1.30%, as a percentage of net sales). The Company continued to support two loyalty programs throughout fiscal 2016, after the launch of the Company's new Guest Loyalty program during the first quarter of fiscal 2016. Merchandise shrinkage was 0.6% of net sales for both fiscal 2017 and fiscal 2016.

Selling expenses increased from $205.9 million in fiscal 2016 to $206.1 million in fiscal 2017, a 0.1% increase. Selling expenses as a percentage of net sales increased from 21.1% in fiscal 2016 to 22.5% in fiscal 2017. The increase was primarily attributable to increases in store compensation expense (0.80%, as a percentage of net sales), online marketing and fulfillment expenses (0.40%, as a percentage of net sales), and certain other selling expenses (0.20%, as a percentage of net sales).

General and administrative expenses increased from $38.5 million in fiscal 2016 to $39.9 million in fiscal 2017, a 3.6% increase. As a percentage of net sales, general and administrative expenses increased from 3.9% in fiscal 2016 to 4.4% in fiscal 2017. The increase, as a percentage of net sales, was the result of increased professional and consulting fees related to the Company's data security incident as further described in Footnote H (0.25%, as a percentage of net sales) and deleverage across several general and administrative expense categories as a result of the comparable store sales decline (0.25%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations decreased from $152.8 million for fiscal 2016 to $134.1 million for fiscal 2017. Income from operations was 14.7% as a percentage of net sales in fiscal 2017 compared to 15.7% as a percentage of net sales in fiscal 2016.

Other income was $5.4 million in fiscal 2017 compared to $3.5 million in fiscal 2016. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 35.7% in fiscal 2017 and 37.3% in fiscal 2016, bringing net income to $89.7 million in fiscal 2017 versus $98.0 million in fiscal 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 3, 2018, the Company had working capital of $262.7 million, including $165.1 million of cash and cash equivalents and $50.8 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2017, 2016, and 2015 the Company's cash flow from operations was $119.7 million, $148.9 million, and $159.3 million, respectively.

During fiscal 2017, 2016, and 2015, the Company invested $12.5 million, $29.5 million, and $22.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $1.0 million, $2.2 million, and $12.0 million in fiscal 2017, 2016, and 2015, respectively, in capital expenditures for the corporate headquarters and distribution facility. For fiscal 2015, capital spending for the corporate headquarters and distribution center includes expenditures related to the construction of a new office building as a part of the Company's home office campus in Kearney, Nebraska. The new building was substantially completed and placed into service during the first quarter of fiscal 2015.

During fiscal 2018, the Company does not anticipate opening any new stores and anticipates completing approximately 4 store remodels and/or relocations. The average cost of opening a new store during fiscal 2017 was approximately $1.0 million, including construction costs of approximately $0.8 million and inventory costs of approximately $0.2 million, net of payables. Management estimates that total capital expenditures during fiscal 2018 will be approximately $10.0 to $15.0 million, which includes primarily store remodeling projects and IT investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of February 3, 2018, had total cash and investments of $237.4 million, including $21.5 million of long-term investments. The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for store projects. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2017, 2016, and 2015. The Company had no bank borrowings as of February 3, 2018 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2017, the Company paid total cash dividends of $133.9 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $1.75 per share in the fourth quarter. During fiscal 2016, the Company paid total cash dividends of $84.9 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $0.75 per share in the fourth quarter. During fiscal 2015, the Company paid total cash dividends of $93.8 million as follows: $0.23 per share in each of the first three quarters, $0.25 per share in the fourth quarter, and a special cash dividend of $1.00 per share in the fourth quarter. The Company plans to continue its quarterly dividends in fiscal 2018.

Stock repurchase plan - The Company did not repurchase any shares of its common stock during fiscal 2017 or fiscal 2016. During fiscal 2015, the Company repurchased 103,693 shares of its common stock at a total cost of $3.2 million, or an average of $31.01 per share. As of February 3, 2018, 440,207 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.
Revenue Recognition. Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $18.2 million and $21.2 million as of February 3, 2018 and January 28, 2017, respectively. The amounts of the gift certificate and gift card liabilities are determined using the outstanding balances from the prior three and four years of issuance, respectively. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns. Breakage recorded for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 was $2.4 million, $2.1 million, and $1.9 million, respectively.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $1.1 million as of February 3, 2018 and $0.7 million as of January 28, 2017. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's consolidated balance sheets.

In fiscal 2016, the Company launched a new Guest Loyalty program that allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue for fiscal 2017 and fiscal 2016 is net of both reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 3, 2018 and January 28, 2017, $9.0 million and $8.9 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $10.0 million as of February 3, 2018 and $11.4 million as of January 28, 2017, respectively. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

The following table identifies the material obligations and commitments as of February 3, 2018:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$13,137	$4,939	$4,597	$3,576	$25
Deferred compensation	15,154	—	—	—	15,154
Operating leases	323,917	68,689	109,099	72,895	73,234
Total contractual obligations	$352,208	$73,628	$113,696	$76,471	$88,413

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2017, 2016, and 2015. The Company had outstanding letters of credit totaling $2.0 million as of February 3, 2018 and $1.8 million as of January 28, 2017. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2017, 2016, and 2015, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the past three fiscal years. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.3 million as of February 3, 2018 and $1.2 million as of January 28, 2017, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements are disclosed in Footnote A of the Consolidated Financial Statements.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of February 3, 2018, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $0.5 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – At February 3, 2018, the Company held $1.7 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $120,000 temporary impairment existed related to these securities as of February 3, 2018. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Buckle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 3, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 4, 2018

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	February 3, 2018	January 28, 2017

CURRENT ASSETS:
Cash and cash equivalents	$165,086	$196,536
Short-term investments (Notes B and C)	50,833	49,994
Receivables	8,588	8,210
Inventory	118,007	125,694
Prepaid expenses and other assets (Note F)	18,070	6,023
Total current assets	360,584	386,457

PROPERTY AND EQUIPMENT (Note D)	459,043	459,359
Less accumulated depreciation and amortization	(309,497)	(290,364)
	149,546	168,995

LONG-TERM INVESTMENTS (Notes B and C)	21,453	18,092
OTHER ASSETS (Notes F and G)	6,533	6,303

Total assets	$538,116	$579,847

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,387	$25,079
Accrued employee compensation	22,307	26,906
Accrued store operating expenses	15,646	14,695
Gift certificates redeemable	18,202	21,199
Income taxes payable	12,364	10,737
Total current liabilities	97,906	98,616

DEFERRED COMPENSATION (Note I)	15,154	13,092
DEFERRED RENT LIABILITY	33,808	37,600
Total liabilities	146,868	149,308

COMMITMENTS (Notes E and H)

STOCKHOLDERS’ EQUITY (Note J):
Common stock, authorized 100,000,000 shares of $.01 par value; 48,816,170 and 48,622,780 shares issued and outstanding at February 3, 2018 and January 28, 2017, respectively	488	486
Additional paid-in capital	144,279	139,398
Retained earnings	246,570	290,737
Accumulated other comprehensive loss	(89)	(82)
Total stockholders’ equity	391,248	430,539

Total liabilities and stockholders' equity	$538,116	$579,847

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

SALES, Net of returns and allowances of $87,389, $101,375, and $113,325, respectively	$913,380	$974,873	$1,119,616

COST OF SALES (Including buying, distribution, and occupancy costs)	533,357	577,705	638,215

Gross profit	380,023	397,168	481,401

OPERATING EXPENSES:
Selling	206,068	205,933	212,531
General and administrative	39,877	38,475	39,282
	245,945	244,408	251,813

INCOME FROM OPERATIONS	134,078	152,760	229,588

OTHER INCOME, Net	5,407	3,511	5,236

INCOME BEFORE INCOME TAXES	139,485	156,271	234,824

PROVISION FOR INCOME TAXES (Note F)	49,778	58,310	87,541

NET INCOME	$89,707	$97,961	$147,283

EARNINGS PER SHARE (Note K):
Basic	$1.86	$2.04	$3.06

Diluted	$1.85	$2.03	$3.06

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

NET INCOME	$89,707	$97,961	$147,283

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $17, $129, and $59, respectively	(7)	221	98
Reclassification adjustment for losses included in net income, net of tax of $0, $17, and $0, respectively	—	28	—
Other comprehensive income	(7)	249	98

COMPREHENSIVE INCOME	$89,700	$98,210	$147,381

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 31, 2015	48,379,613	$484	$131,112	$224,111	$(429)	$355,278

Net income	—	—	—	147,283	—	147,283
Dividends paid on common stock, ($1.94 per share)	—	—	—	(93,768)	—	(93,768)
Issuance of non-vested stock, net of forfeitures	152,190	1	(1)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,197	—	—	6,197
Income tax benefit related to vesting of restricted shares	—	—	774	—	—	774
Common stock purchased and retired	(103,693)	(1)	(3,218)	—	—	(3,219)
Change in unrealized loss on investments, net of tax	—	—	—	—	98	98

BALANCE, January 30, 2016	48,428,110	$484	$134,864	$277,626	$(331)	$412,643

Net income	—	—	—	97,961	—	97,961
Dividends paid on common stock, ($1.75 per share)	—	—	—	(84,850)	—	(84,850)
Issuance of non-vested stock, net of forfeitures	194,670	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,330	—	—	5,330
Income tax benefit related to vesting of restricted shares	—	—	(794)	—	—	(794)
Change in unrealized loss on investments, net of tax	—	—	—	—	221	221
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	28	28

BALANCE, January 28, 2017	48,622,780	$486	$139,398	$290,737	$(82)	$430,539

Net income	—	—	—	89,707	—	89,707
Dividends paid on common stock, ($2.75 per share)	—	—	—	(133,874)	—	(133,874)
Issuance of non-vested stock, net of forfeitures	193,390	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,883	—	—	4,883
Change in unrealized loss on investments, net of tax	—	—	—	—	(7)	(7)

BALANCE, February 3, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$89,707	$97,961	$147,283
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30,745	32,787	32,142
Amortization of non-vested stock grants, net of forfeitures	4,883	5,330	6,197
Deferred income taxes	(340)	(3,260)	(1,217)
Other	1,628	1,875	448
Changes in operating assets and liabilities:
Receivables	(413)	3,853	(389)
Inventory	7,687	23,872	(19,645)
Prepaid expenses and other assets	(12,047)	7	9,722
Accounts payable	4,584	(8,314)	(182)
Accrued employee compensation	(4,599)	(6,220)	(3,794)
Accrued store operating expenses	951	8,056	(3,345)
Gift certificates redeemable	(2,997)	(1,659)	(1,134)
Income taxes payable	1,662	(3,610)	(4,441)
Deferred rent liabilities and deferred compensation	(1,730)	(1,812)	(2,323)

Net cash flows from operating activities	119,721	148,866	159,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,462)	(31,663)	(34,578)
Proceeds from sale of property and equipment	263	318	199
Change in other assets	92	80	100
Purchases of investments	(56,631)	(41,621)	(29,714)
Proceeds from sales/maturities of investments	52,441	44,221	29,135

Net cash flows from investing activities	(17,297)	(28,665)	(34,858)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	—	—	(3,219)
Payment of dividends	(133,874)	(84,850)	(93,768)

Net cash flows from financing activities	(133,874)	(84,850)	(96,987)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,450)	35,351	27,477

CASH AND CASH EQUIVALENTS, Beginning of year	196,536	161,185	133,708

CASH AND CASH EQUIVALENTS, End of year	$165,086	$196,536	$161,185

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2017 represents the 53-week period ended February 3, 2018, fiscal 2016 represents the 52-week period ended January 28, 2017, and fiscal 2015 represents the 52-week period ended January 30, 2016.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women operating 457 stores located in 44 states throughout the United States as of February 3, 2018.

During fiscal 2017, the Company opened 2 new stores, substantially remodeled 8 stores, and closed 12 stores. During fiscal 2016, the Company opened 5 new stores, substantially remodeled 19 stores, and closed 6 stores. During fiscal 2015, the Company opened 9 new stores, substantially remodeled 14 stores, and closed 1 store.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded upon the purchase of merchandise by customers. Online sales are recorded when merchandise is delivered to the customer, with the time of delivery being based on estimated shipping time from the Company’s distribution center to the customer. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. Shipping costs were $6,965, $6,880, and $7,420 during fiscal 2017, 2016, and 2015, respectively. Merchandise returns are estimated based upon the historical average sales return percentage and accrued at the end of the period. The reserve for merchandise returns was $1,070 and $669 as of February 3, 2018 and January 28, 2017, respectively. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer.

The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate. The amount of the gift certificate liability is determined using the outstanding balances from the prior three years of issuance and the gift card liability is determined using the outstanding balances from the prior four years of issuance. The Company records breakage as other income when the probability of redemption is remote, based on historical issuance and redemption patterns. Breakage recorded for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 was $2,444, $2,067, and $1,934, respectively. The Company recognizes a current liability for the down payment and subsequent installment payments made when merchandise is placed on layaway and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

In fiscal 2016, the Company launched a new Guest Loyalty program that allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue for fiscal 2017 and fiscal 2016 is net of both reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. This liability is included in "accrued store operating expenses" and was $9,025 and $8,910 as of February 3, 2018 and January 28, 2017, respectively.

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

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out ("FIFO") method. Management makes adjustments to inventory and cost of goods sold to account for merchandise obsolescence and markdowns based on assumptions using calculations applied to current inventory levels by department within each different markdown level. Management also reviews the levels of inventory in each markdown group, and the overall aging of inventory, versus the estimated future demand for such product and the current market conditions. The calculation for estimated markdowns and/or obsolescence reduced the Company’s inventory valuation by $10,044 and $11,376 as of February 3, 2018 and January 28, 2017, respectively. The amount charged to cost of goods sold, resulting from adjustments for estimated markdowns and/or obsolescence, was $(1,332), $2,050, and $1,356, for fiscal years 2017, 2016, and 2015, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and were $18,075, $16,188 and $13,262 for fiscal years 2017, 2016, and 2015, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $1,430 and $1,295 as of February 3, 2018 and January 28, 2017, respectively.

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

Recently Issued Accounting Pronouncements - In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-11, Simplifying the Measurement of Inventory. Under this ASU, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. The Company adopted the provisions of this ASU in the first quarter of fiscal 2017 and it did not have a material effect on its consolidated results of operations and financial position.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for the Company beginning with the first quarter of fiscal 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The adoption of this ASU will affect the income statement classification of gift card and gift certificate breakage, the timing of revenue recognition for sales of merchandise shipped to customers, and the presentation of the allowance for estimated sales returns. The Company plans to adopt this ASU in the first quarter of fiscal 2018 using the modified retrospective transition method. The adoption of ASU 2014-09 will not have a material impact on either the Company's consolidated results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this new accounting guidance will have on its consolidated results of operations and financial position, but does expect that it will result in a significant increase in both assets and liabilities related to the Company's leases for retail store locations.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2017, 2016, and 2015 of $276, $469, and $1,670, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $371, $647, and $1,116 as of February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2017, 2016, and 2015 of $48,456, $65,180, and $93,425, respectively.

B.	INVESTMENTS

The following is a summary of investments as of February 3, 2018:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,725	$—	$(120)	$—	$1,605

Held-to-Maturity Securities:
State and municipal bonds	$55,527	$9	$(76)	$—	$55,460

Trading Securities:
Mutual funds	$13,746	$1,408	$—	$—	$15,154

The following is a summary of investments as of January 28, 2017:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,800	$—	$(130)	$—	$1,670

Held-to-Maturity Securities:
State and municipal bonds	$53,324	$26	$(34)	$—	$53,316

Trading Securities:
Mutual funds	$12,701	$391	$—	$—	$13,092

The amortized cost and fair value of debt securities by contractual maturity as of February 3, 2018 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$50,833	$50,761
1 - 5 years	4,694	4,699
Total	$55,527	$55,460

As of February 3, 2018 and January 28, 2017, $1,605 and $1,670 of available-for-sale securities and $4,694 and $3,330 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of February 3, 2018 and January 28, 2017, the reported investment amount is net of $120 and $130, respectively, of temporary impairment to account for the impairment of certain securities from their stated par value. The temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $89 and $82 in stockholders’ equity as of February 3, 2018 and January 28, 2017, respectively. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation. As of both February 3, 2018 and January 28, 2017, all of the Company’s investments in ARS were classified in long-term investments.

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

As of February 3, 2018 and January 28, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 3, 2018	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$50	$1,555	$1,605
Trading securities (including mutual funds)	15,154	—	—	15,154
Total	$15,154	$50	$1,555	$16,759

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 28, 2017	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$45	$1,625	$1,670
Trading securities (including mutual funds)	13,092	—	—	13,092
Total	$13,092	$45	$1,625	$14,762

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $120 of the Company’s recorded temporary impairment as of February 3, 2018. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fifty-three Weeks Ended February 3, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,625	$—	$1,625
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	5	—	5
Purchases, Issuances, Sales, and Settlements:
Sales	(75)	—	(75)
Balance, end of year	$1,555	$—	$1,555

	Fifty-two Weeks Ended January 28, 2017
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$7,265	$—	$7,265
Total gains and losses:
Included in net income	(45)	—	(45)
Included in other comprehensive income	385	—	385
Purchases, Issuances, Sales, and Settlements:
Sales	(5,980)	—	(5,980)
Balance, end of year	$1,625	$—	$1,625

There were no transfers of securities between Levels 1, 2, or 3 during the fiscal years ended February 3, 2018 or January 28, 2017. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of February 3, 2018, the fair value of held-to-maturity securities was $55,460 compared to the carrying amount of $55,527. As of January 28, 2017, the fair value of held-to-maturity securities was $53,316 compared to the carrying amount of $53,324.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both February 3, 2018 and January 28, 2017.

D.	PROPERTY AND EQUIPMENT

	February 3, 2018	January 28, 2017

Land	$2,491	$2,491
Building and improvements	42,895	42,698
Office equipment	12,808	12,632
Transportation equipment	20,966	20,955
Leasehold improvements	166,106	166,564
Furniture and fixtures	182,019	183,046
Shipping/receiving equipment	29,491	29,507
Construction-in-progress	2,267	1,466
Total	$459,043	$459,359

E.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of February 3, 2018 and January 28, 2017. There were no bank borrowings during fiscal 2017, 2016, and 2015. The Company had outstanding letters of credit totaling $1,973 and $1,796 as of February 3, 2018 and January 28, 2017, respectively.

F.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included many changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. This change reduced the Company's effective tax rate for the fiscal year ended February 3, 2018 and will further reduce the effective tax rate for future fiscal years. The Tax Act also required the re-measurement of the Company's net deferred tax asset, the value of which was reduced by approximately $900 to reflect the Company's lower estimated future tax rate.

In December 2017, the Securities and Exchange Commission (“SEC”) issued SEC Staff Accounting Bulletin (“SAB”) No. 118 to address the application of FASB ASC Topic 740, Income Taxes, in reporting periods that include December 22, 2017. SAB No. 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax effects. The estimated tax effects of the remeasurement of deferred tax assets and certain other items have been recorded as provisional amounts in accordance with SAB No. 118. The accounting for these income tax effects may be adjusted during fiscal 2018 as a result of the Company's continuing analysis of the Tax Act, or as a result of additional implementation guidance from the Internal Revenue Service, state tax authorities, the SEC, the FASB, or the Joint Committee on Taxation.

The provision for income taxes consists of:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Current income tax expense:
Federal	$46,158	$55,541	$78,956
State	3,960	6,029	9,802
Deferred income tax expense (benefit)	(340)	(3,260)	(1,217)
Total	$49,778	$58,310	$87,541

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Statutory rate	33.7%	35.0%	35.0%
State income tax effect	1.9	2.5	2.8
Tax exempt interest income	(0.2)	(0.1)	(0.1)
Other	0.3	(0.1)	(0.4)
Effective tax rate	35.7%	37.3%	37.3%

Deferred income tax assets and liabilities are comprised of the following:

	February 3, 2018	January 28, 2017
Deferred income tax assets (liabilities):
Inventory	$4,368	$6,626
Stock-based compensation	2,432	3,304
Accrued compensation	4,006	5,716
Accrued store operating costs	2,898	4,070
Realized and unrealized loss on securities	(270)	119
Gift certificates redeemable	1,295	1,887
Allowance for doubtful accounts	1	1
Deferred rent liability	8,744	13,912
Property and equipment	(18,712)	(31,195)
Net deferred income tax asset	$4,762	$4,440

As of February 3, 2018 and January 28, 2017, respectively, the net deferred income tax assets of $4,762 and $4,440 are classified in "other assets." There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of February 3, 2018 or January 28, 2017. Fiscal years 2015 through 2017 remain subject to potential federal examination. Additionally, fiscal years 2014 through 2017 are subject to potential examination by various state taxing authorities.

G.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,275 as of February 3, 2018 and $1,245 as of January 28, 2017, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

H.	COMMITMENTS AND CONTINGENCIES

Leases - The Company conducts its operations in leased facilities under numerous non-cancelable operating leases expiring at various dates through fiscal 2028. Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved. Operating lease base rental expense for fiscal 2017, 2016, and 2015 was $69,154, $68,839, and $67,121, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2017, 2016, and 2015 were $2,130, $2,600, and $4,334, respectively.

Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of February 3, 2018 are as follows:

Minimum Rental
Fiscal Year	Commitments

2018	$68,689
2019	60,062
2020	49,037
2021	39,196
2022	33,699
Thereafter	73,234
Total minimum rental commitments	$323,917

Litigation - From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of these consolidated financial statements, the Company was not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company's consolidated results of operations and financial position.

Data Security Incident - On June 16, 2017, the Company announced that it had become aware that it was a victim of a data security incident in which a criminal entity accessed certain guest credit card information following purchases at some of the Company's retail stores between October 28, 2016 and April 14, 2017. The Company immediately launched a thorough investigation and engaged leading third-party forensic experts to review its systems and secure the affected part of its network. Through that investigation, the Company learned that its store payment data systems were infected with a form of malicious code, which was quickly removed. The Company has taken actions that it believes have contained the issue and has implemented additional security enhancements, and will continue to work vigilantly to pursue this matter to resolution. Based on the forensic investigation, the Company believes that no social security numbers, email addresses, or physical addresses were obtained by those criminally responsible. There is also no evidence that the buckle.com website or buckle.com guests were impacted.

Buckle self-reported the issue to the payment card brands and cooperated fully with the card brands, their forensic experts, and law enforcement during the investigation. At this time, it is not possible to reasonably estimate the amount of any potential assessments, fines, penalties, or other liabilities in connection with this incident.

I.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,743, $1,473, and $1,396 for fiscal years 2017, 2016, and 2015, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $183, $193, and $218 for fiscal years 2017, 2016, and 2015, respectively.

J.	STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of February 3, 2018, 662,916 shares were available for grant under the Company’s various restricted stock plans, of which 601,792 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2017, 2016, and 2015 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	February 3, 2018	January 28, 2017	January 30, 2016

Stock-based compensation expense, before tax	$4,883	$5,330	$6,197

Stock-based compensation expense, after tax	$3,140	$3,358	$3,904

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended February 3, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	445,299	$33.98
Granted	363,450	20.55
Forfeited	(170,060)	27.84
Vested	(168,667)	37.28
Non-Vested - end of year	470,022	$24.63

As of February 3, 2018, there was $3,648 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.8 years. The total fair value of shares vested during fiscal 2017, 2016, and 2015 was $3,289, $2,713, and $4,568 respectively. During the fiscal year ended February 3, 2018, 137,400 shares (representing one-half of the "performance based" shares granted during fiscal 2016 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2016 grants.

K.	EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	February 3, 2018			January 28, 2017			January 30, 2016
	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$89,707	48,250	$1.86	$97,961	48,125	$2.04	$147,283	48,079	$3.06
Effect of Dilutive Securities:
Non-vested shares	—	123	(0.01)	—	131	(0.01)	—	125	—
Diluted EPS	$89,707	48,373	$1.85	$97,961	48,256	$2.03	$147,283	48,204	$3.06

(a) Shares in thousands.

L.	SEGMENT INFORMATION

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories. The Company operates its business as one reportable segment. The Company operated 457 stores located in 44 states throughout the United States as of February 3, 2018.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	February 3, 2018	January 28, 2017	January 30, 2016

Denims	41.5%	42.2%	42.5%
Tops (including sweaters)	32.3	30.8	31.0
Accessories	9.1	9.2	8.9
Sportswear/Fashions	6.2	6.5	6.4
Footwear	6.1	5.9	6.0
Outerwear	2.0	2.0	2.1
Casual bottoms	1.3	1.9	1.5
Other	1.5	1.5	1.6
Total	100.0%	100.0%	100.0%

M.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2017 and 2016 are as follows:

	Quarter
Fiscal 2017	First	Second	Third	Fourth

Net sales	$212,251	$195,650	$224,307	$281,172
Gross profit	$81,717	$74,139	$90,928	$133,239
Net income	$16,285	$11,483	$19,904	$42,035
Basic earnings per share	$0.34	$0.24	$0.41	$0.87
Diluted earnings per share	$0.34	$0.24	$0.41	$0.87

	Quarter
Fiscal 2016	First	Second	Third	Fourth

Net sales	$243,543	$212,157	$239,213	$279,960
Gross profit	$94,729	$79,882	$96,874	$125,683
Net income	$23,097	$15,472	$23,397	$35,995
Basic earnings per share	$0.48	$0.32	$0.49	$0.75
Diluted earnings per share	$0.48	$0.32	$0.48	$0.74

Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year. Each of the quarters presented is a 13-week quarter, except for the fourth quarter of fiscal 2017 which was a 14-week quarter ending the Company's 53-week fiscal year.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 3, 2018.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 3, 2018, of the Company and our report dated April 4, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 4, 2018

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2017 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, July 12, 2017.

Effective April 3, 2018, the Company’s Board of Directors approved and adopted Amended and Restated Bylaws of the Company. The Amended and Restated Bylaws were adopted to reflect the facts that: (1) as of January 1, 2017, the state of Nebraska implemented the new Nebraska Model Business Corporation Act, which was substantially updated from the prior Nebraska Business Corporation Act.; and (2) in 2017, the Company’s Articles of Incorporation were amended, with the approval of the Company’s shareholders, to reflect the new Nebraska Model Business Corporation Act.

The Amended and Restated Bylaws adopted by the Company’s Board of Directors make conforming changes to the Company’s prior Bylaws to reflect the provisions of the new Nebraska Model Business Corporation Act and the amendments to the Company’s Articles of Incorporation, particularly with respect to liability and indemnification of the Company’s officers and directors. Other ministerial and clarifying changes also were made in the Amended and Restated Bylaws. The full text of the Amended and Restated Bylaws is included as Exhibit 3.2 to this Report on Form 10-K. Exhibit 3.2 is incorporated herein by this reference.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2018 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2018 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2018 Annual Shareholders' Meeting and in the Notes to Consolidated Financial Statements under Footnote J in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2018 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2018 Annual Shareholders' Meeting and is incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a) Financial Statement Schedule
Valuation and Qualifying Account. See Schedule II included in this report.
All other schedules are omitted because they are not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(b) Exhibits
See Index To Exhibits.

ITEM 16 - FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	April 4, 2018	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	April 4, 2018	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of April, 2018.

/s/ DANIEL J. HIRSCHFELD	/s/ BILL L. FAIRFIELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ BRUCE L. HOBERMAN
Dennis H. Nelson	Bruce L. Hoberman
President and Chief Executive Officer	Director
and Director

/s/ THOMAS B. HEACOCK	/s/ MICHAEL E. HUSS
Thomas B. Heacock	Michael E. Huss
Sr. Vice President of Finance, Treasurer,	Director
Chief Financial Officer, and Director

/s/ KARI G. SMITH	/s/ JAMES E. SHADA
Kari G. Smith	James E. Shada
Executive Vice President of Stores	Director
and Director

/s/ JOHN P. PEETZ	/s/ KAREN B. RHOADS
John P. Peetz, III	Karen B. Rhoads
Director	Director

/s/ ROBERT E. CAMPBELL
Robert E. Campbell
Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns	Valuation Allowance - Deferred Tax Assets

Balance, January 31, 2015	$7	$943	$518

Amounts charged to costs and expenses	835	—	—
Amounts charged to other accounts	—	113,325	—
Deductions	(835)	(113,434)	—

Balance, January 30, 2016	$7	$834	$518

Amounts charged to costs and expenses	1,350	—	—
Amounts charged to other accounts	—	101,375	—
Deductions	(1,353)	(101,540)	(518)

Balance, January 28, 2017	$4	$669	$—

Amounts charged to costs and expenses	952	—	—
Amounts charged to other accounts	—	87,389	—
Deductions	(952)	(86,988)	—

Balance, February 3, 2018	$4	$1,070	$—

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.6 and 10.6.1 to Form 10-K filed for the fiscal year ended January 28, 2012
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
(10.2.1)
Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated February 16, 2015 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit
Exhibit 10.2.1 to Form 10-K filed for the fiscal year ended January 31, 2015
(10.2.2)
Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit
Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008
	(10.8)	2016 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held May 27, 2016
	(10.9)	2017 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held May 30, 2017
	(10.10)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for Annual Meeting to be held June 1, 2018
	(10.11)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for Annual Meeting to be held June 1, 2018

Exhibits		Page Number or Incorporation by Reference to

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(*)	Denotes management contract or compensatory plan or arrangement.