Form 10-Q
period 2018-05-05
BUCKLE INC
filed 2018-06-14
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2018

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

Large accelerated filer ☐; Accelerated filer ☑;
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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 8, 2018, was 49,044,895.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 5, 2018	February 3, 2018

CURRENT ASSETS:
Cash and cash equivalents	$168,387	$165,086
Short-term investments	54,700	50,833
Receivables	7,061	8,588
Inventory	118,181	118,007
Prepaid expenses and other assets	19,182	18,070
Total current assets	367,511	360,584

PROPERTY AND EQUIPMENT	460,869	459,043
Less accumulated depreciation and amortization	(315,018)	(309,497)
	145,851	149,546

LONG-TERM INVESTMENTS	17,876	21,453
OTHER ASSETS	6,918	6,533

Total assets	$538,156	$538,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$25,818	$29,387
Accrued employee compensation	11,893	22,307
Accrued store operating expenses	19,699	15,646
Gift certificates redeemable	15,305	18,202
Income taxes payable	17,945	12,364
Total current liabilities	90,660	97,906

DEFERRED COMPENSATION	15,337	15,154
DEFERRED RENT LIABILITY	32,961	33,808
Total liabilities	138,958	146,868

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 49,044,895 and 48,816,170 shares issued and outstanding at May 5, 2018 and February 3, 2018, respectively	490	488
Additional paid-in capital	145,761	144,279
Retained earnings	253,036	246,570
Accumulated other comprehensive loss	(89)	(89)
Total stockholders’ equity	399,198	391,248

Total liabilities and stockholders’ equity	$538,156	$538,116

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

SALES, Net of returns and allowances	$204,897	$212,251

COST OF SALES (Including buying, distribution, and occupancy costs)	125,206	130,534

Gross profit	79,691	81,717

OPERATING EXPENSES:
Selling	45,853	46,918
General and administrative	10,578	9,761
	56,431	56,679

INCOME FROM OPERATIONS	23,260	25,038

OTHER INCOME, Net	1,487	935

INCOME BEFORE INCOME TAXES	24,747	25,973

PROVISION FOR INCOME TAXES	6,409	9,688

NET INCOME	$18,338	$16,285

EARNINGS PER SHARE:
Basic	$0.38	$0.34

Diluted	$0.38	$0.34

Basic weighted average shares	48,379	48,218
Diluted weighted average shares	48,550	48,344

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

NET INCOME	$18,338	$16,285

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax	—	—
Reclassification adjustment for losses included in net income, net of tax	—	—
Other comprehensive income	—	—

COMPREHENSIVE INCOME	$18,338	$16,285

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2018
BALANCE, February 4, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248

Net income	—	—	—	18,338	—	18,338
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,261)	—	(12,261)
Issuance of non-vested stock, net of forfeitures	228,725	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,484	—	—	1,484
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	389	—	389

BALANCE, May 5, 2018	49,044,895	$490	$145,761	$253,036	$(89)	$399,198

FISCAL 2017
BALANCE, January 29, 2017	48,622,780	$486	$139,398	$290,737	$(82)	$430,539

Net income	—	—	—	16,285	—	16,285
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,213)	—	(12,213)
Issuance of non-vested stock, net of forfeitures	225,775	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,646	—	—	1,646

BALANCE, April 29, 2017	48,848,555	$488	$141,042	$294,809	$(82)	$436,257

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,338	$16,285
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,948	7,854
Amortization of non-vested stock grants, net of forfeitures	1,484	1,646
Deferred income taxes	(385)	(609)
Other	297	303
Changes in operating assets and liabilities:
Receivables	633	(189)
Inventory	(478)	6,333
Prepaid expenses and other assets	(1,112)	(1,272)
Accounts payable	(2,947)	7,127
Accrued employee compensation	(10,414)	(18,023)
Accrued store operating expenses	4,053	2,799
Gift certificates redeemable	(2,897)	(3,927)
Income taxes payable	6,475	9,612
Deferred rent liabilities and deferred compensation	(664)	267

Net cash flows from operating activities	19,331	28,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,479)	(3,873)
Purchases of investments	(10,444)	(7,388)
Proceeds from sales/maturities of investments	10,154	6,600

Net cash flows from investing activities	(3,769)	(4,661)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12,261)	(12,213)

Net cash flows from financing activities	(12,261)	(12,213)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,301	11,332

CASH AND CASH EQUIVALENTS, Beginning of period	165,086	196,536

CASH AND CASH EQUIVALENTS, End of period	$168,387	$207,868

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 5, 2018 AND APRIL 29, 2017
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended February 3, 2018, included in The Buckle, Inc.'s 2017 Form 10-K. The condensed consolidated balance sheet as of February 3, 2018 is derived from audited financial statements.

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

There were no significant changes to our significant accounting policies as disclosed in Note A to the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2018, except as set forth below.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. Merchandise returns are estimated based upon the historical average sales return percentage and recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer.

The Company records the sale of gift cards and gift certificates as a current liability and recognizes a sale when a customer redeems the gift card or gift certificate. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. The Company recognizes a current liability for the down payment and subsequent installment payments made when merchandise is placed on layaway and recognizes layaways as a sale at the time the customer makes final payment and picks up the merchandise.

Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration, which is included in "accrued store operating expenses."

Through partnership with Comenity Bank, the Company offers a private label credit card ("PLCC"). Customers with a PLCC are enrolled in our B-Rewards incentive program and earn points for every qualifying purchase made on their card. At the end of each rewards period, customers who have exceeded a minimum point threshold receive a reward to be redeemed on a future purchase. The B-Rewards program also provides other discount and promotional opportunities to cardholders on a routine basis. Reported revenue is net of both current period reward redemptions, current period discounts and promotions, and accruals for estimated future rewards earned under the B-Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration, which is included in "gift certificates redeemable" on the Company's consolidated balance sheets.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In preparation for the implementation of the new standard, the Company determined the adoption of Topic 606 would affect the timing of recognition and the income statement classification of gift card and gift certificate breakage, the timing of revenue recognition for sales of merchandise shipped to customers, and the presentation of the allowance for estimated sales returns. The Company adopted Topic 606 on February 4, 2018, using the modified retrospective transition method. Under this transition method, the prior period comparative information has not been adjusted and continues to be reported under Topic 605, with the cumulative effective of adopting the new standard recorded as a $389 adjustment increasing retained earnings as of February 4, 2018.

The effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of May 5, 2018 was as follows:

	As Reported	Adjustments	Excluding Topic 606 Adjustments
Consolidated Balance Sheet Amounts
Inventory	118,181	1,288	116,893
Accrued store operating expenses	19,699	1,592	18,107
Accounts payable	25,818	(693)	26,511
Retained earnings	253,036	389	252,647

The adoption of ASU 2014-09 did not have a material impact on the Company's results of operations for the fiscal quarter ended May 5, 2018. The adoption did, however, impact the income statement classification of gift card and gift certificate breakage. For the quarter ended May 5, 2018, the Company recognized $245 of gift card and gift certificate breakage as revenue. For the quarter ended April 29, 2017, the Company recognized $300 of breakage in "other income."

2.	Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 456 stores located in 43 states throughout the United States as of May 5, 2018 and 462 stores in 44 states as of April 29, 2017. During the thirteen week period ended May 5, 2018, the Company did not open or remodel any stores and closed 1 store. During the thirteen week period ended April 29, 2017, the Company did not open any new stores, substantially remodeled 2 stores, and closed 5 stores.

For the fiscal quarters ended May 5, 2018 and April 29, 2017, online revenues accounted for 11.3% and 10.3%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales during the first quarter of 2018 or 2017.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 5, 2018	April 29, 2017

Denims	42.8%	42.0%
Tops (including sweaters)	30.3	30.1
Sportswear/Fashions	9.0	9.6
Accessories	8.3	8.3
Footwear	6.6	6.4
Casual bottoms	1.0	1.6
Outerwear	1.0	1.0
Other	1.0	1.0
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 5, 2018			April 29, 2017
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$18,338	48,379	$0.38	$16,285	48,218	$0.34
Effect of Dilutive Securities:
Non-vested shares	—	171	—	—	126	—
Diluted EPS	$18,338	48,550	$0.38	$16,285	48,344	$0.34

(a) Shares in thousands.

4.	Investments

The following is a summary of investments as of May 5, 2018:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,675	$—	$(120)	$—	$1,555

Held-to-Maturity Securities:
State and municipal bonds	$55,684	$1	$(106)	$—	$55,579

Trading Securities:
Mutual funds	$14,125	$1,212	$—	$—	$15,337

The following is a summary of investments as of February 3, 2018:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,725	$—	$(120)	$—	$1,605

Held-to-Maturity Securities:
State and municipal bonds	$55,527	$9	$(76)	$—	$55,460

Trading Securities:
Mutual funds	$13,746	$1,408	$—	$—	$15,154

The amortized cost and fair value of debt securities by contractual maturity as of May 5, 2018 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$54,700	$54,596
1 - 5 years	984	983
	$55,684	$55,579

As of May 5, 2018 and February 3, 2018, $1,555 and $1,605 of available-for-sale securities and $984 and $4,694 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of both May 5, 2018 and February 3, 2018, the reported investment amount is net of $120 of temporary impairment to account for the impairment of certain securities from their stated par value. The $120 temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $89 in stockholders’ equity as of both May 5, 2018 and February 3, 2018. For the investments considered temporarily impaired, all of which have been in loss positions for over a year, the Company believes that these ARS can be successfully redeemed or liquidated in the future at par value plus accrued interest. The Company believes it has the ability and maintains its intent to hold these investments until such recovery of market value occurs; therefore, the Company believes the current lack of liquidity has created the temporary impairment in valuation. As of May 5, 2018 and February 3, 2018, all of the Company’s investments in ARS were classified in long-term investments.

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

As of May 5, 2018 and February 3, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 5, 2018	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$—	$1,555	$1,555
Trading securities (including mutual funds)	15,337	—	—	15,337
Totals	$15,337	$—	$1,555	$16,892

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 3, 2018	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$50	$1,555	$1,605
Trading securities (including mutual funds)	15,154	—	—	15,154
Totals	$15,154	$50	$1,555	$16,759

Securities included in Level 1 represent securities which have a known or anticipated upcoming redemption as of the reporting date and those that have publicly traded quoted prices. ARS included in Level 2 represent securities which have not experienced a successful auction subsequent to the end of fiscal 2007. The fair market value for these securities was determined by applying a discount to par value based on auction prices for similar securities and by utilizing a discounted cash flow model, using market-based inputs, to determine fair value. The Company used a discounted cash flow model to value its Level 3 investments, using estimates regarding recovery periods, yield, and liquidity. The assumptions used are subjective based upon management’s judgment and views on current market conditions, and resulted in $120 of the Company’s recorded temporary impairment as of May 5, 2018. The use of different assumptions would result in a different valuation and related temporary impairment charge.

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

Thirteen Weeks Ended May 5, 2018
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,555	$—	$1,555
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—
Balance, end of quarter	$1,555	$—	$1,555

Thirteen Weeks Ended April 29, 2017
Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,625	$—	$1,625
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	—	—	—
Purchases, Issuances, Sales, and Settlements:
Sales	—	—	—
Balance, end of quarter	$1,625	$—	$1,625

There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended May 5, 2018 or April 29, 2017. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 5, 2018, the fair value of held-to-maturity securities was $55,579 compared to the carrying amount of $55,684. As of February 3, 2018, the fair value of held-to-maturity securities was $55,460 compared to the carrying amount of $55,527.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both May 5, 2018 and February 3, 2018.

6.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 5, 2018 and April 29, 2017 of ($71) and ($216), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $442 and $371 as of May 5, 2018 and February 3, 2018, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 5, 2018 and April 29, 2017 of $319 and $685, respectively.

7.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of May 5, 2018, 434,191 shares were available for grant under the Company’s various restricted stock plans, of which 388,817 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2018 and fiscal 2017 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

Stock-based compensation expense, before tax	$1,484	$1,646

Stock-based compensation expense, after tax	$1,100	$1,037

Non-vested shares of common stock granted during the thirteen week periods ended May 5, 2018 and April 29, 2017 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 5, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	470,022	$24.63
Granted	374,050	19.60
Forfeited	(145,325)	20.55
Vested	(33,006)	20.44
Non-Vested - end of quarter	665,741	$22.91

As of May 5, 2018, there was $9,056 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended May 5, 2018 and April 29, 2017 was $698 and $776, respectively. During the thirteen week period ended May 5, 2018, 145,325 shares (representing one-half of the "performance based" shares granted during fiscal 2017 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2017 grants.

8.	Recently Issued Accounting Pronouncements

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 5, 2018	April 29, 2017	Increase/(Decrease)

Net sales	100.0%	100.0%	(3.5)%
Cost of sales (including buying, distribution, and occupancy costs)	61.1%	61.5%	(4.1)%
Gross profit	38.9%	38.5%	(2.5)%
Selling expenses	22.4%	22.1%	(2.3)%
General and administrative expenses	5.1%	4.6%	8.4%
Income from operations	11.4%	11.8%	(7.1)%
Other income, net	0.7%	0.4%	59.1%
Income before income taxes	12.1%	12.2%	(4.7)%
Provision for income taxes	3.1%	4.5%	(33.8)%
Net income	9.0%	7.7%	12.6%

Net sales decreased from $212.3 million for the first quarter of fiscal 2017 to $204.9 million for the first quarter of fiscal 2018, a 3.5% decrease. Comparable store net sales for the thirteen week period ended May 5, 2018 decreased 3.1% from comparable store net sales for prior year thirteen week period ended May 6, 2017. Due to the 53rd week in fiscal 2017, total net sales for the 13-week fiscal quarter ended May 5, 2018 are compared to the prior year 13-week fiscal quarter ended April 29, 2017, while comparable store sales for the quarter are compared to the corresponding 13-week period ended May 6, 2017. The comparable store sales decline for the thirteen week period was primarily attributable to a 1.8% reduction in the number of transactions at comparable stores during the period, a 0.5% reduction in the average retail price per piece of merchandise sold during the period, and a 0.8% reduction in the average number of units sold per transaction. Total net sales for the quarter were also impacted by the Company's closing of 12 stores during fiscal 2017 and 1 store during the first quarter of fiscal 2018. Online sales for the quarter increased 6.1% to $23.1 million for the thirteen week period ended May 5, 2018 compared to $21.8 million for the thirteen week period ended April 29, 2017. Average sales per square foot decreased 3.0% from $81.05 for the thirteen week period ended April 29, 2017 to $78.59 for the thirteen week period ended May 5, 2018. Total square footage as of May 5, 2018 was 2.341 million compared to 2.367 million as of April 29, 2017.

The Company's average retail price per piece of merchandise sold decreased $0.21, or 0.5%, during the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017. This $0.21 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.0% reduction in average denim price points (-$0.63), a 2.7% reduction in average knit shirt price points (-$0.29), and a reduction in average price points for certain other merchandise categories (-$0.32); which were partially offset by a 7.0% increase in average footwear price points ($0.20) and a shift in the merchandise mix ($0.83). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $81.7 million in the first quarter of fiscal 2017 to $79.7 million in the first quarter of fiscal 2018, a 2.5% decrease. As a percentage of net sales, gross profit increased from 38.5% in the first quarter of fiscal 2017 to 38.9% in the first quarter of fiscal 2018. The gross margin improvement was the result of an increase in merchandise margins (0.80%, as a percentage of net sales), which was partially offset by deleveraged occupancy, buying, and distribution expenses as a result of the comparable store sales decline (0.40%, as a percentage of net sales).

Selling expenses decreased from $46.9 million in the first quarter of fiscal 2017 to $45.9 million in the first quarter of fiscal 2018, a 2.3% decrease. As a percentage of net sales, selling expenses increased from 22.1% in the first quarter of fiscal 2017 to 22.4% in the first quarter of fiscal 2018. The first quarter increase was primarily attributable to increased payroll investment in store management and store teammates (1.15%, as a percentage of net sales), partially offset by reductions across several other selling expenses (0.85%, as a percentage of net sales).

General and administrative expenses increased from $9.8 million in the first quarter of fiscal 2017 to $10.6 million in the first quarter of fiscal 2018, an 8.4% increase. As a percentage of net sales, general and administrative expenses increased from 4.6% in the first quarter of fiscal 2017 to 5.1% in the first quarter of fiscal 2018. The increase was primarily attributable to an increase in home office payroll, primarily due to strategic enhancements to the Company's information technology teams (0.40%, as a percentage of net sales), in addition to increased professional and consulting fees (0.10%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $23.3 million in the first quarter of fiscal 2018 compared to $25.0 million in the first quarter of fiscal 2017. Income from operations was 11.4% of net sales in the first quarter of fiscal 2018 compared to 11.8% of net sales in the first quarter of fiscal 2017.

Other income increased from $0.9 million in the first quarter of fiscal 2017 to $1.5 million in the first quarter of fiscal 2018. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 25.9% in the first quarter of fiscal 2018 compared to 37.3% in the first quarter of fiscal 2017, bringing net income to $18.3 million in the first quarter of fiscal 2018 compared to $16.3 million in the first quarter of fiscal 2017. The Company's lower effective tax rate in 2018 was the result of a reduction in the U.S. federal corporate tax rate from 35.0% to 21.0% as a result of the Tax Cuts and Jobs Act, which was enacted December 22, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As of May 5, 2018, the Company had working capital of $276.9 million, including $168.4 million of cash and cash equivalents and $54.7 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2018 and fiscal 2017, the Company's cash flow from operations was $19.3 million and $28.2 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, changes in inventory and accounts payable for inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2018 and 2017, the Company invested $3.0 million and $3.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.5 million and $0.4 million in the first quarter of fiscal 2018 and 2017, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2018, the Company anticipates completing four additional construction projects related to the substantial remodel and/or relocation of stores. Management estimates that total capital expenditures during fiscal 2018 will be approximately $10.0 to $15.0 million, which includes primarily store remodeling projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of May 5, 2018, had total cash and investments of $241.0 million, including $17.9 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2018 or 2017. The Company had no bank borrowings as of May 5, 2018 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 5, 2018 have not changed materially from those utilized for the fiscal year ended February 3, 2018, included in The Buckle Inc.’s 2017 Annual Report on Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

1.
Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $15.3 million and $18.2 million as of May 5, 2018 and February 3, 2018, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns based upon the historical average sales return percentage and recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.5 million as of May 5, 2018 and $1.1 million as of February 3, 2018.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of May 5, 2018 and February 3, 2018, $8.8 million and $9.0 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

Through partnership with Comenity Bank, the Company offers a private label credit card ("PLCC"). Customers with a PLCC are enrolled in our B-Rewards incentive program and earn points for every qualifying purchase on their card. At the end of each rewards period, customers who have exceeded a minimum point threshold receive a reward to be redeemed on a future purchase. The B-Rewards program also provides other discount and promotional opportunities to cardholders on a routine basis. Reported revenue is net of both current period reward redemptions, current period discounts and promotions, and accruals for estimated future rewards earned under the B-Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration, which is included in "gift certificates redeemable" on the Company's consolidated balance sheets.

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $10.7 million as of May 5, 2018 and $10.0 million as of February 3, 2018. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

The following table identifies the material obligations and commitments as of May 5, 2018:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$14,367	$6,797	$4,457	$3,107	$6
Deferred compensation	15,337	—	—	—	15,337
Operating leases	311,472	67,064	105,027	71,237	68,144
Total contractual obligations	$341,176	$73,861	$109,484	$74,344	$83,487

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2018 or the first quarter of fiscal 2017. The Company had outstanding letters of credit totaling $3.0 million and $2.0 million as of May 5, 2018 and February 3, 2018, respectively. The Company has no other off-balance sheet arrangements.

SEASONALITY AND INFLATION

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2017, 2016, and 2015, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales. Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the thirteen week periods ended May 5, 2018 and April 29, 2017. Quarterly results may vary significantly depending on a variety of factors including the timing and amount of sales and costs associated with the opening of new stores, the timing and level of markdowns, the timing of store closings, the remodeling of existing stores, competitive factors, and general economic conditions.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - To the extent that the Company borrows under its line of credit facility, the Company would be exposed to market risk related to changes in interest rates. As of May 5, 2018, no borrowings were outstanding under the line of credit facility. The Company is not a party to any derivative financial instruments. Additionally, the Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments (approximately a 25% change in the rate earned), the Company’s net income would decrease approximately $0.5 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

Other Market Risk – As of May 5, 2018, the Company held $1.7 million, at par value, of investments in auction-rate securities (“ARS”). The Company concluded that a $0.1 million temporary impairment existed related to these securities as of May 5, 2018. Given current market conditions in the ARS market, the Company may incur additional temporary or other-than-temporary impairment in the future if market conditions persist and the Company is unable to recover the cost of its investments in ARS.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 5, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 4, 2018 to Mar. 3, 2018	-	-	-	440,207
Mar. 4, 2018 to Apr. 7, 2018	-	-	-	440,207
Apr. 8, 2018 to May 5, 2018	-	-	-	440,207
	-	-	-

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 14, 2018	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 14, 2018	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.