Form 10-K
period 2019-02-02
BUCKLE INC
filed 2019-04-03
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for a shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and "emerging growth company" in Rule 12b-2 of the Exchange Act). Check one.
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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $683,998,740 on August 4, 2018. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 28,148,096 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2019, was 49,240,345.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2019 Annual Meeting of Shareholders to be held June 3, 2019 are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
February 2, 2019

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of February 2, 2019, the Company operated 450 retail stores in 42 states throughout the United States under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-wrapping, easy layaways, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 450 stores in 42 states at the end of fiscal 2018. All references herein to fiscal 2018 refer to the 52-week period ended February 2, 2019. Fiscal 2017 refers to the 53-week period ended February 3, 2018, and fiscal 2016 refers to the 52-week period ended January 28, 2017. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (41% of fiscal 2018 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (32.8% of fiscal 2018 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	February 2, 2019	February 3, 2018	January 28, 2017

Denims	41.0%	41.5%	42.2%
Tops (including sweaters)	32.8	32.3	30.8
Accessories	8.8	9.1	9.2
Footwear	6.7	6.1	5.9
Sportswear/fashions	6.0	6.2	6.5
Outerwear	2.1	2.0	2.0
Casual bottoms	1.2	1.3	1.9
Other	1.4	1.5	1.5
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 62.5% of the Company's sales during fiscal 2018. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, BKE Boutique, Red by BKE, Daytrip denim, Gimmicks, Gilded Intent, FITZ + EDDI, Outpost Makers, Departwest, and Veece. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise, the majority of which they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Miss Me, Rock Revival, KanCan, Flying Monkey, and Levi's. Other key brands include Hurley, Billabong, Affliction, American Fighter, Oakley, Fox, Puma, Obey, RVCA, Salvage, 7 Diamonds, Nixon, Free People, White Crow, Salt Life, Corral, Reef, Kustom, Timberland, UGG, SOREL, Hey Dude, Steve Madden, SAXX, Stance, Lokai, Ray-Ban, Fossil, and G-Shock. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift wrapping, layaways, a guest loyalty program, the Buckle private label credit card, personalized stylist services, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores or from the Company's online order fulfillment center. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of between approximately 1.5% to 3.2% of net sales have been made on a layaway basis, which is recorded as revenue upon delivery of the merchandise to the customer.

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

Marketing and Advertising

In fiscal 2018, the Company spent $10.7 million, or 1.2% of net sales, on seasonal marketing campaigns, advertising, promotions, online marketing, and in-store point-of-sale materials. Seasonal image and promotional signage is presented in store window displays and on merchandising presentations throughout the store to complement the product and reinforce the brand's image. Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience. Seasonal image guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the destination store for these specialty branded fashions.

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

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a second retail touch-point for cross-channel marketing, reaching a growing online audience. Buckle.com is an e-Commerce enabled channel with an interactive, informative, and brand building environment where guests can shop, enter sweepstakes, fill out a wish list, find out about career opportunities, and read the Company’s latest financial news. The Company maintains an opt-in email database. Targeted email campaigns are sent notifying guests of the latest promotions and product offerings. Search engine and affiliate marketing programs are managed to increase online and in-store traffic as well as conversion rates. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. The Company launched a completely redesigned Buckle.com on a new e-Commerce platform on June 8, 2016. The new site provided several updates and enhancements designed to improve both the performance of the site and the overall shopping experience.

Store Operations

The Company has an Executive Vice President of Stores, a Vice President of Sales, an Associate Vice President of Sales, 2 Directors of Sales, 4 Regional Managers, 23 District Managers, and 85 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs an alterations person.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales in fiscal year 2018 and 0.6% of net sales in both fiscal years 2017 and 2016.

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

In fiscal 2018, Miss Me/Rock Revival accounted for 15.8% of the Company’s net sales and Axis Denim (which produces private label denim for the Company) accounted for 15.0% of net sales. No other vendor accounted for more than 10% of the Company’s net sales. Other current significant vendors include KanCan, Flying Monkey, Levi's, Hurley, Billabong, Affliction, American Fighter, Oakley, Fox, Puma, Obey, RVCA, Salvage, 7 Diamonds, Nixon, Free People, White Crow, Salt Life, Corral, Reef, Kustom, Timberland, UGG, SOREL, Hey Dude, Steve Madden, SAXX, Stance, Lokai, Ray-Ban, Fossil, and G-Shock. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

Store Locations and Expansion Strategies

As of March 29, 2019, the Company operated 450 stores in 42 states. The existing stores are in 3 downtown locations, 14 strip centers, 57 lifestyle centers, and 376 shopping malls. The Company anticipates opening one new store in fiscal 2019. The following table lists the location of existing stores as of March 29, 2019:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	7	Maryland	2	Oregon	6
Alaska	1	Michigan	18	Pennsylvania	9
Arizona	12	Minnesota	12	South Carolina	4
Arkansas	7	Mississippi	5	South Dakota	3
California	15	Missouri	14	Tennessee	12
Colorado	14	Montana	5	Texas	53
Florida	22	Nebraska	13	Utah	11
Georgia	10	Nevada	6	Virginia	6
Idaho	7	New Jersey	1	Washington	14
Illinois	16	New Mexico	5	West Virginia	6
Indiana	15	New York	4	Wisconsin	11
Iowa	17	North Carolina	12	Wyoming	2
Kansas	16	North Dakota	4	Total	450
Kentucky	6	Ohio	24
Louisiana	11	Oklahoma	12

Over the past ten years, Buckle has grown its number of stores from 387 at the beginning of fiscal 2009 to 450 at the end of fiscal 2018. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2009 through the end of fiscal 2018:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2009	387	20	6	401
2010	401	21	2	420
2011	420	13	2	431
2012	431	10	1	440
2013	440	13	3	450
2014	450	16	6	460
2015	460	9	1	468
2016	468	5	6	467
2017	467	2	12	457
2018	457	—	7	450

The Company's criteria used when considering a particular location for expansion include:

•	Market area, including proximity to existing markets to capitalize on name recognition;

•	Trade area population (number, average age, and college population);

•	Economic vitality of market area;

•	Mall location, anchor tenants, tenant mix, and average sales per square foot;

•	Available location within a mall, square footage, storefront width, and facility of using the current store design;

•	Availability of experienced management personnel for the market;

•	Cost of rent, including minimum rent, common area, and extra charges;

•	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $1.0 million, including construction costs of approximately $0.8 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening one new store during fiscal 2019 and expects to complete approximately three full remodels. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2019. The Company anticipates capital spending of approximately $8.0 to $12.0 million during fiscal 2019, which includes primarily planned store projects and technology investments.

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

Employees

As of February 2, 2019, the Company had approximately 7,400 employees - approximately 3,000 of whom were full-time. The Company has an experienced management team and most of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 800 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Gap, H&M, Hollister, Pacific Sunwear, Scheels, Tilly’s, Urban Outfitters, and Zumiez. The men's market also competes with certain department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Express, Forever 21, Gap, H&M, Hollister, Maurices, Pacific Sunwear, Scheels, Tilly's, Urban Outfitters, and Zumiez. The women's market also competes with department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores (such as women's clothing boutiques), as well as with mail order and internet retailers.

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

Seasonality

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2018, 2017, and 2016, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales.

Trademarks

“BUCKLE”, “THE BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, “BEST OF THE BLUES”, "BKE RED", "BEST BRANDS. FAVORITE JEANS.", "BKE SPORT", "BKE LOUNGE", "BKE RESERVE", "BUCKLE BELIEVES", "FADE BY BKE", "SOLELY BLACK BY BKE", "FITZ + EDDI", "BUCKLE SELECT", "IN THESE BLUES", "POETIC REBEL", "UNTAMED SOUL", "WILLOW & ROOT", "TWINE & STARK", "INDIE SPIRIT DESIGNS", "BKE CORE", "GILDED INTENT", "#BUCKLEDOUT", "QUINN & COPPER", "LEGACY COLLECTION BY BKE", "SWEET HARMONY BY BUCKLE", "DAYTRIP REFINED", "WHEREVER YOU WANDER BY BUCKLE", "RED BY BKE", "#INTHESEBLUES", "J.B. HOLT", "OUTPOST MAKERS", "DEPARTWEST", "STONE REFINERY", "stylized G", "GREHY", and “B” icon are federally registered trademarks of the Company. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 77. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 69. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 41. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Kari G. Smith, age 55. Ms. Smith is Executive Vice President of Stores and a Director of the Company. She was elected a Director effective February 4, 2018 and was appointed Executive Vice President of Stores on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Brett P. Milkie, age 59. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Robert M. Carlberg, age 55. Mr. Carlberg is Senior Vice President of Men’s Merchandising. He was appointed to this position on March 6, 2014, after having served as Vice President of Men's Merchandising since December 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

Michelle Hoffman, age 57. Ms. Hoffman is Vice President of Sales. She was appointed to this position on March 6, 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and most recently Regional Manager since 2008.

Kelli D. Molczyk, age 40. Ms. Molczyk is Vice President of Women's Merchandising. She was appointed to this position on December 8, 2014. Ms. Molczyk has been employed by the Company since 1999 and has served in various roles on the women's merchandising team since that time, including most recently as Divisional Merchandise Manager.

Diane L. Applegate, age 54. Ms. Applegate is Vice President of Supply Chain and Merchandising Operations. She was appointed to this position on December 8, 2014. Ms. Applegate has been employed by the Company since 1983 and has served in various roles of increasing responsibility on the merchandise operations and e-commerce teams, including as Director of Merchandise Operations since 2000.

Robert J. Harbols, age 42. Mr. Harbols is Vice President of Information Technology. He was appointed to this position on February 4, 2018. Mr. Harbols has been employed by the Company since May 2004 and has served in several positions of increasing responsibility within the Company's IT organization, including Senior Director of Information Technology since February 2016.

Brady M. Fritz, age 39. Ms. Fritz is General Counsel and Corporate Secretary. She was appointed to this position on December 10, 2018. Ms. Fritz was hired by the Company on December 10, 2018 after having served Cargill Incorporated for over 10 years in several roles of increasing responsibility, including most recently as Global Legal Operations Leader and Senior Attorney. Prior to joining Cargill Incorporated, Ms. Fritz began her career at Scudder Law Firm in Lincoln, Nebraska.

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

Dependence on Merchandising/Fashion Sensitivity. The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify, or react appropriately and timely to changes in fashion trends would reduce the Company’s net sales and profitability. Misjudgments or unanticipated fashion changes could have a negative impact on the Company’s image with its customers, which would also reduce the Company’s net sales and profitability.

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 37.5% of net sales for fiscal 2018 and 36.0% for fiscal 2017. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2019, the Company plans to open one new store. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Reliance on Foreign Sources of Production. The Company purchases a portion of its private label merchandise through sourcing agents in foreign markets. In addition, some of the Company’s domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs, and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation relating to imports that could limit the quantity of merchandise that may be imported, imposition of tariffs, duties, taxes, and other charges on imports, and local business practice and political issues which may result in adverse publicity. The Company’s inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise, and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company’s net sales and net earnings.

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

During fiscal 2017, the Company was subject to a data security incident resulting in the possible extrication of certain guest payment information.  Upon discovery, the Company launched an immediate investigation and, with the assistance of leading third party forensic experts, the threat was quickly removed.  The Company has since implemented additional security enhancements in an effort to reduce the risk of future incidents as well as continuously monitor and mature its cyber-security protection programs.  See further discussion of the incident in Footnote H of the Consolidated Financial Statements.

Interest Rate Risk. The Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments, the Company’s net income would decrease approximately $0.5 million or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of February 2, 2019, including automatic renewal options, expiring on or before January 31st of each year is as follows:

Year	Number of Expiring Leases

2020	119
2021	74
2022	52
2023	41
2024	54
2025	40
2026	29
2027 and later	41
Total	450

The corporate headquarters and online fulfillment center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. The Company acquired the lease on the land the building is built upon. The lease is currently in the fourth of ten five-year renewal options, which expires on October 31, 2021. During fiscal 2010, the Company completed construction of a new 240,000 square foot distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in September 2010 and the new facility is currently the Company’s only operating store distribution center. In fiscal 2015, the Company completed construction of a new office building as a part of its home office campus in Kearney, Nebraska. The new building provides 80,000 square feet of additional office space, which was necessary to support the Company's growth.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Form 10-K, the Company was not engaged in legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE.

Dividend Payments

During fiscal 2016, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $0.75 per share in the fourth quarter. During fiscal 2017, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $1.75 per share in the fourth quarter. During fiscal 2018, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $1.00 per share in the fourth quarter. Subject to continuing Company performance and market conditions, the Company expects to continue its quarterly dividends during fiscal 2019.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 2, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 4, 2018 to Dec. 1, 2018	—	—	—	440,207
Dec. 2, 2018 to Jan. 5, 2019	—	—	—	440,207
Jan. 6, 2019 to Feb. 2, 2019	—	—	—	440,207
Total	—	—	—

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2019

$160
$140
$120
$100
$80
$60
$40
2/1/2014
1/31/2015
1/30/2016
1/28/2017
2/3/2018
2/2/2019
Period Ending
The Buckle, Inc.
Russell 2000 Index
Peer Group

Total Return Analysis	2/1/2014	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019

The Buckle, Inc.	$100.00	$123.26	$73.36	$57.12	$63.11	$61.88
Russell 2000 Index	100.00	104.41	94.05	126.40	144.59	142.23
Peer Group	100.00	118.48	108.11	83.07	89.59	75.11

The Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, GPS, LB, TLYS, URBN, ZUMZ, EXPR, GES, ASNA, and GCO.

The following table lists the Company’s quarterly market range for fiscal years 2018, 2017, and 2016, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	February 2, 2019		February 3, 2018		January 28, 2017
Quarter	High	Low	High	Low	High	Low

First	$24.00	$17.80	$21.85	$16.00	$35.02	$27.54
Second	28.80	22.05	20.40	16.05	29.19	22.00
Third	29.65	18.03	17.50	13.50	28.67	20.60
Fourth	22.80	17.03	25.11	16.05	27.10	19.95

The number of record holders of the Company’s common stock as of March 29, 2019 was 460. Based upon information from the principal market makers, the Company believes there are more than 20,000 beneficial owners. The closing price of the Company’s common stock on March 29, 2019 was $18.72.

Additional information required by this item appears in the Notes to Consolidated Financial Statements contained herein under Footnote J "Stock-Based Compensation" and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	February 2, 2019	February 3, 2018 (d)	January 28, 2017	January 30, 2016	January 31, 2015
Income Statement Data
Net sales	$885,496	$913,380	$974,873	$1,119,616	$1,153,142
Cost of sales (including buying, distribution, and occupancy costs)	519,423	533,357	577,705	638,215	645,810
Gross profit	366,073	380,023	397,168	481,401	507,332
Selling expenses	202,032	206,068	205,933	212,531	212,688
General and administrative expenses	43,113	39,877	38,475	39,282	37,671
Income from operations	120,928	134,078	152,760	229,588	256,973
Other income, net	5,716	5,407	3,511	5,236	2,723
Income before income taxes	126,644	139,485	156,271	234,824	259,696
Provision for income taxes	31,036	49,778	58,310	87,541	97,132
Net income	$95,608	$89,707	$97,961	$147,283	$162,564
Basic earnings per share	$1.97	$1.86	$2.04	$3.06	$3.39
Diluted earnings per share	$1.97	$1.85	$2.03	$3.06	$3.38
Dividends declared per share (a)	$2.00	$2.75	$1.75	$1.94	$3.66

Selected Operating Data
Stores open at end of period	450	457	467	468	460
Average sales per square foot	$334	$344	$370	$430	$459
Average sales per store (000's)	$1,715	$1,761	$1,860	$2,180	$2,321
Comparable store sales change (b)	(0.9)%	(7.2)%	(13.5)%	(4.4)%	—%

Balance Sheet Data (c)
Working capital	$280,214	$262,678	$287,841	$255,271	$202,318
Long-term investments	$18,745	$21,453	$18,092	$33,826	$43,698
Total assets	$527,302	$538,116	$579,847	$572,773	$542,993
Long-term debt	$—	$—	$—	$—	$—
Stockholders' equity	$393,877	$391,248	$430,539	$412,643	$355,278

(a) During fiscal 2014, cash dividends were $0.22 per share in each of the first three quarters and $0.23 per share in the fourth quarter. The Company also paid a special cash dividend of $2.77 per share in the fourth quarter of fiscal 2014. During fiscal 2015, cash dividends were $0.23 per share in each of the first three quarters and $0.25 per share in the fourth quarter. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2015. During fiscal 2016, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $0.75 per share in the fourth quarter of fiscal 2016. During fiscal 2017, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.75 per share in the fourth quarter of fiscal 2017. During fiscal 2018, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2018.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	February 2, 2019	February 3, 2018	January 28, 2017	Fiscal Year 2017 to 2018	Fiscal Year 2016 to 2017

Net sales	100.0%	100.0%	100.0%	(3.1)%	(6.3)%
Cost of sales (including buying, distribution, and occupancy costs)	58.7%	58.4%	59.3%	(2.6)%	(7.7)%
Gross profit	41.3%	41.6%	40.7%	(3.7)%	(4.3)%
Selling expenses	22.8%	22.5%	21.1%	(2.0)%	0.1%
General and administrative expenses	4.9%	4.4%	3.9%	8.1%	3.6%
Income from operations	13.6%	14.7%	15.7%	(9.8)%	(12.2)%
Other income, net	0.7%	0.6%	0.3%	5.7%	54.0%
Income before income taxes	14.3%	15.3%	16.0%	(9.2)%	(10.7)%
Provision for income taxes	3.5%	5.5%	6.0%	(37.7)%	(14.6)%
Net income	10.8%	9.8%	10.0%	6.6%	(8.4)%

Fiscal 2018 Compared to Fiscal 2017

Net sales for the 52-week fiscal year ended February 2, 2019, decreased 3.1% to $885.5 million from net sales of $913.4 million for the 53-week fiscal year ended February 3, 2018. Comparable store net sales for the 52-week fiscal year decreased 0.9% from comparable store net sales for the prior year 52-week period ended February 3, 2018. The comparable store sales decline was primarily attributable to a 0.4% reduction in the number of transactions at comparable stores during the year and a 2.6% reduction in the average retail price per piece of merchandise sold, which were partially offset by a 2.1% increase in the average number of units sold per transaction. Total net sales for the year were also impacted by the closing of 12 stores during fiscal 2017 and 7 stores during fiscal 2018, partially offset by the inclusion of a full year of operating results for the 2 new stores opened during fiscal 2017. Additionally, fiscal 2017 included an extra week of sales due to the fact that 2017 was a 53-week fiscal year while 2018 was a 52-week fiscal year. Online sales for the fiscal year increased 5.6% to $103.7 million for the 52-week fiscal year ended February 2, 2019 compared to $98.2 million for the 53-week fiscal year ended February 3, 2018. Compared to the 52-week period ended February 3, 2018, however, online sales for the fiscal year were up 7.5%. Average sales per square foot for fiscal 2018 decreased 2.8% from $344 to $334. Total square footage as of February 2, 2019 was 2.335 million compared to 2.367 million as of February 3, 2018.

The Company’s average retail price per piece of merchandise sold decreased $1.21, or 2.6%, during fiscal 2018 compared to fiscal 2017. This $1.21 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.2% reduction in average denim price points (-$0.83), a 2.3% reduction in average knit shirt price points (-$0.25), a 5.5% reduction in average woven shirt price points (-$0.19), and a reduction in average price points for certain other merchandise categories (-$0.19); which were partially offset by a shift in the merchandise mix ($0.25). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs decreased from $380.0 million in fiscal 2017 to $366.1 million in fiscal 2018. As a percentage of net sales, gross profit was 41.3% in fiscal 2018 compared to 41.6% in fiscal 2017. The decrease was attributable to deleveraged occupancy, buying, and distribution expenses (0.30%, as a percentage of net sales). Merchandise margins for the year were flat and merchandise shrinkage was 0.5% of net sales for fiscal 2018 compared to 0.6% of net sales for fiscal 2017.

Selling expenses decreased from $206.1 million in fiscal 2017 to $202.0 million in fiscal 2018. Selling expenses as a percentage of net sales increased from 22.5% in fiscal 2017 to 22.8% in fiscal 2018. The increase was primarily attributable to an increase in store compensation expense (0.60%, as a percentage of net sales), partially offset by reductions across certain other selling expenses (0.30%, as a percentage of net sales).

General and administrative expenses increased from $39.9 million in fiscal 2017 to $43.1 million in fiscal 2018. As a percentage of net sales, general and administrative expenses increased from 4.4% in fiscal 2017 to 4.9% in fiscal 2018. The increase was primarily attributable to increased information technology investments, both in terms of increased home office payroll as well as spending for other strategic initiatives (0.65%, as a percentage of net sales), partially offset by a reduction in professional and consulting fees (0.15%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations decreased from $134.1 million for fiscal 2017 to $120.9 million for fiscal 2018. Income from operations was 13.6% as a percentage of net sales in fiscal 2018 compared to 14.7% as a percentage of net sales in fiscal 2017.

Other income was $5.7 million in fiscal 2018 compared to $5.4 million in fiscal 2017. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 24.5% in fiscal 2018 and 35.7% in fiscal 2017, bringing net income to $95.6 million in fiscal 2018 versus $89.7 million in fiscal 2017.

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

Selling expenses increased from $205.9 million in fiscal 2016 to $206.1 million in fiscal 2017. Selling expenses as a percentage of net sales increased from 21.1% in fiscal 2016 to 22.5% in fiscal 2017. The increase was primarily attributable to increases in store compensation expense (0.80%, as a percentage of net sales), online marketing and fulfillment expenses (0.40%, as a percentage of net sales), and certain other selling expenses (0.20%, as a percentage of net sales).

General and administrative expenses increased from $38.5 million in fiscal 2016 to $39.9 million in fiscal 2017. As a percentage of net sales, general and administrative expenses increased from 3.9% in fiscal 2016 to 4.4% in fiscal 2017. The increase, as a percentage of net sales, was the result of increased professional and consulting fees related to the Company's data security incident as further described in Footnote H (0.25%, as a percentage of net sales) and deleverage across several general and administrative expense categories as a result of the comparable store sales decline (0.25%, as a percentage of net sales).

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 2, 2019, the Company had working capital of $280.2 million, including $168.5 million of cash and cash equivalents and $51.5 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2018, 2017, and 2016 the Company's cash flow from operations was $108.7 million, $119.7 million, and $148.9 million, respectively.

During fiscal 2018, 2017, and 2016, the Company invested $8.3 million, $12.5 million, and $29.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $1.7 million, $1.0 million, and $2.2 million in fiscal 2018, 2017, and 2016, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During fiscal 2019, the Company anticipates opening one new store and completing approximately 3 store remodels and/or relocations. Management estimates that total capital expenditures during fiscal 2019 will be approximately $8.0 to $12.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of February 2, 2019, had total cash and investments of $238.8 million, including $18.7 million of long-term investments. The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for store projects. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2018, 2017, and 2016. The Company had no bank borrowings as of February 2, 2019 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2018, the Company paid total cash dividends of $97.7 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $1.00 per share in the fourth quarter. During fiscal 2017, the Company paid total cash dividends of $133.9 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $1.75 per share in the fourth quarter. During fiscal 2016, the Company paid total cash dividends of $84.9 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $0.75 per share in the fourth quarter. Subject to continuing Company performance and market conditions, the Company expects to continue its quarterly dividends in fiscal 2019.

Stock repurchase plan - The Company did not repurchase any shares of its common stock during fiscal 2018, fiscal 2017, or fiscal 2016. As of February 2, 2019, 440,207 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.
Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $16.6 million and $18.2 million as of February 2, 2019 and February 3, 2018, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.2 million as of February 2, 2019 and $1.1 million as of February 3, 2018.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 2, 2019 and February 3, 2018, $10.9 million and $9.0 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $10.6 million as of February 2, 2019 and $10.0 million as of February 3, 2018. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

The following table identifies the material obligations and commitments as of February 2, 2019:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$8,999	$3,270	$4,006	$1,723	$—
Deferred compensation	13,978	—	—	—	13,978
Operating leases	287,259	66,303	101,822	69,885	49,249
Total contractual obligations	$310,236	$69,573	$105,828	$71,608	$63,227

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2018, 2017, and 2016. The Company had outstanding letters of credit totaling $2.0 million as of both February 2, 2019 and February 3, 2018. The Company has no other off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.3 million as of both February 2, 2019 and February 3, 2018, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company is exposed to market risk related to interest rate risk on the cash and investments in interest-bearing securities. These investments have carrying values that are subject to interest rate changes that could impact earnings to the extent that the Company did not hold the investments to maturity. If there are changes in interest rates, those changes would also affect the investment income the Company earns on its cash and investments. For each one-quarter percent decline in the interest/dividend rate earned on cash and investments, the Company’s net income would decrease approximately $0.5 million, or less than $0.01 per share. This amount could vary based upon the number of shares of the Company’s stock outstanding and the level of cash and investments held by the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended February 2, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
April 3, 2019

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	February 2, 2019	February 3, 2018

CURRENT ASSETS:
Cash and cash equivalents	$168,471	$165,086
Short-term investments (Notes B and C)	51,546	50,833
Receivables	7,089	8,588
Inventory	125,190	118,007
Prepaid expenses and other assets (Note F)	18,136	18,070
Total current assets	370,432	360,584

PROPERTY AND EQUIPMENT (Note D)	452,187	459,043
Less accumulated depreciation and amortization	(321,505)	(309,497)
	130,682	149,546

LONG-TERM INVESTMENTS (Notes B and C)	18,745	21,453
OTHER ASSETS (Notes F and G)	7,443	6,533

Total assets	$527,302	$538,116

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,008	$29,387
Accrued employee compensation	21,452	22,307
Accrued store operating expenses	17,982	15,646
Gift certificates redeemable	16,634	18,202
Income taxes payable	5,142	12,364
Total current liabilities	90,218	97,906

DEFERRED COMPENSATION (Note I)	13,978	15,154
DEFERRED RENT LIABILITY	29,229	33,808
Total liabilities	133,425	146,868

COMMITMENTS (Notes E and H)

STOCKHOLDERS’ EQUITY (Note J):
Common stock, authorized 100,000,000 shares of $.01 par value; 49,017,395 and 48,816,170 shares issued and outstanding at February 2, 2019 and February 3, 2018, respectively	490	488
Additional paid-in capital	148,564	144,279
Retained earnings	244,823	246,570
Accumulated other comprehensive loss	—	(89)
Total stockholders’ equity	393,877	391,248

Total liabilities and stockholders' equity	$527,302	$538,116

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017

SALES, Net of returns and allowances	$885,496	$913,380	$974,873

COST OF SALES (Including buying, distribution, and occupancy costs)	519,423	533,357	577,705

Gross profit	366,073	380,023	397,168

OPERATING EXPENSES:
Selling	202,032	206,068	205,933
General and administrative	43,113	39,877	38,475
	245,145	245,945	244,408

INCOME FROM OPERATIONS	120,928	134,078	152,760

OTHER INCOME, Net	5,716	5,407	3,511

INCOME BEFORE INCOME TAXES	126,644	139,485	156,271

PROVISION FOR INCOME TAXES (Note F)	31,036	49,778	58,310

NET INCOME	$95,608	$89,707	$97,961

EARNINGS PER SHARE (Note K):
Basic	$1.97	$1.86	$2.04

Diluted	$1.97	$1.85	$2.03

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017

NET INCOME	$95,608	$89,707	$97,961

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $31, $17, and $129, respectively	89	(7)	221
Reclassification adjustment for losses included in net income, net of tax of $0, $0, and $17, respectively	—	—	28
Other comprehensive income	89	(7)	249

COMPREHENSIVE INCOME	$95,697	$89,700	$98,210

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 30, 2016	48,428,110	$484	$134,864	$277,626	$(331)	$412,643

Net income	—	—	—	97,961	—	97,961
Dividends paid on common stock, ($1.75 per share)	—	—	—	(84,850)	—	(84,850)
Issuance of non-vested stock, net of forfeitures	194,670	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,330	—	—	5,330
Income tax benefit related to vesting of restricted shares	—	—	(794)	—	—	(794)
Change in unrealized loss on investments, net of tax	—	—	—	—	221	221
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	28	28

BALANCE, January 28, 2017	48,622,780	$486	$139,398	$290,737	$(82)	$430,539

Net income	—	—	—	89,707	—	89,707
Dividends paid on common stock, ($2.75 per share)	—	—	—	(133,874)	—	(133,874)
Issuance of non-vested stock, net of forfeitures	193,390	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,883	—	—	4,883
Change in unrealized loss on investments, net of tax	—	—	—	—	(7)	(7)

BALANCE, February 3, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248

Net income	—	—	—	95,608	—	95,608
Dividends paid on common stock, ($2.00 per share)	—	—	—	(97,744)	—	(97,744)
Issuance of non-vested stock, net of forfeitures	201,225	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,287	—	—	4,287
Change in unrealized loss on investments, net of tax	—	—	—	—	89	89
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	389	—	389

BALANCE, February 2, 2019	49,017,395	$490	$148,564	$244,823	$—	$393,877

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,608	$89,707	$97,961
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	26,848	30,745	32,787
Amortization of non-vested stock grants, net of forfeitures	4,287	4,883	5,330
Deferred income taxes	(1,099)	(340)	(3,260)
Other	1,925	1,628	1,875
Changes in operating assets and liabilities:
Receivables	(550)	(413)	3,853
Inventory	(7,487)	7,687	23,872
Prepaid expenses and other assets	(66)	(12,047)	7
Accounts payable	276	4,584	(8,314)
Accrued employee compensation	(855)	(4,599)	(6,220)
Accrued store operating expenses	2,336	951	8,056
Gift certificates redeemable	(1,568)	(2,997)	(1,659)
Income taxes payable	(5,173)	1,662	(3,610)
Deferred rent liabilities and deferred compensation	(5,755)	(1,730)	(1,812)

Net cash flows from operating activities	108,727	119,721	148,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,021)	(13,462)	(31,663)
Proceeds from sale of property and equipment	150	263	318
Change in other assets	158	92	80
Purchases of investments	(74,215)	(56,631)	(41,621)
Proceeds from sales/maturities of investments	76,330	52,441	44,221

Net cash flows from investing activities	(7,598)	(17,297)	(28,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(97,744)	(133,874)	(84,850)

Net cash flows from financing activities	(97,744)	(133,874)	(84,850)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,385	(31,450)	35,351

CASH AND CASH EQUIVALENTS, Beginning of year	165,086	196,536	161,185

CASH AND CASH EQUIVALENTS, End of year	$168,471	$165,086	$196,536

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2018 represents the 52-week period ended February 2, 2019, fiscal 2017 represents the 53-week period ended February 3, 2018, and fiscal 2016 represents the 52-week period ended January 28, 2017.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company operated 450 stores located in 42 states throughout the United States as of February 2, 2019.

During fiscal 2018, the Company did not open any new stores, substantially remodeled 6 stores, and closed 7 stores. During fiscal 2017, the Company opened 2 new stores, substantially remodeled 8 stores, and closed 12 stores. During fiscal 2016, the Company opened 5 new stores, substantially remodeled 19 stores, and closed 6 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $16,634 and $18,202 as of February 2, 2019 and February 3, 2018, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The accrued liability for reserve for sales returns was $2,182 as of February 2, 2019 and $1,070 as of February 3, 2018.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 2, 2019 and February 3, 2018, $10,910 and $9,025 was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. The adjustment to inventory for markdowns and/or obsolescence reduced the Company’s inventory valuation by $10,586 and $10,044 as of February 2, 2019 and February 3, 2018, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and were $10,661, $18,075, and $16,188 for fiscal years 2018, 2017, and 2016, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $890 and $1,430 as of February 2, 2019 and February 3, 2018, respectively.

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

For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in "accrued store operating expenses" on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved.

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

Financial Instruments and Credit Risk Concentrations - Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, investments, and accounts receivable. The Company’s investments are primarily in tax-free municipal bonds, corporate bonds, or U.S. Treasury securities with short-term maturities. The majority of the Company’s cash and cash equivalents are held by Wells Fargo Bank, N.A. This amount, as well as cash and investments held by certain other financial institutions, exceeds federally insured limits.

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

Recently Issued Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In preparation for the implementation of the new standard, the Company determined the adoption of Topic 606 would affect the timing of recognition and the income statement classification of gift card and gift certificate breakage, the timing of revenue recognition for sales of merchandise shipped to customers, and the presentation of the allowance for estimated sales returns. The Company adopted Topic 606 on February 4, 2018, using the modified retrospective transition method. Under this transition method, the prior period comparative information has not been adjusted and continues to be reported under Topic 605, with the cumulative effect of adopting the new standard recorded as a $389 adjustment increasing retained earnings as of February 4, 2018.

The effect of the adoption of ASU 2014-09 on our consolidated balance sheet as of February 2, 2019 was as follows:

	As Reported	Adjustments	Excluding Topic 606 Adjustments
Consolidated Balance Sheet Amounts
Inventory	$125,190	$679	$124,511
Accrued store operating expenses	17,982	982	17,000
Accounts payable	29,008	(693)	29,701
Retained earnings	244,823	389	244,434

The adoption of ASU 2014-09 did not have a material impact on the Company's results of operations for the fiscal year ended February 2, 2019. The adoption did, however, impact the income statement classification of gift card and gift certificate breakage. For the 52-week period ended February 2, 2019, the Company recognized $2,250 of gift card and gift certificate breakage as revenue. For the 53-week period ended February 3, 2018 and the 52-week period ended January 28, 2017, the Company recognized $2,444 and $2,067 of breakage in "other income."

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has substantially completed its assessment of Topic 842 and will adopt the new standard on February 3, 2019 using the optional transition method which allows for the prospective application of the new standard. The Company has elected to apply certain practical expedients which allow it to not reassess the initial direct costs of any existing lease and to not separate lease and non-lease components to new leases as well as existing leases through transition. Further, the Company will make an accounting policy election to exclude short-term leases from the recognition requirements. As a result of the adoption of the standard, the Company will recognize a ROU asset and lease liability based on the present value of the total fixed payments on our retail store and corporate office operating leases. The Company continues to finalize its calculations, including the discount rate assumptions, related to the new standard. The Company does not anticipate the new standard will have a material impact on its Consolidated Statements of Income or its Consolidated Statements of Cash Flows.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2018, 2017, and 2016 of $(38), $276, and $469, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $409, $371, and $647 as of February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2018, 2017, and 2016 of $37,309, $48,456, and $65,180, respectively.

B.	INVESTMENTS

The following is a summary of investments as of February 2, 2019:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$56,313	$65	$(7)	$—	$56,371

Trading Securities:
Mutual funds	$13,364	$614	$—	$—	$13,978

The following is a summary of investments as of February 3, 2018:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Available-for-Sale Securities:
Auction-rate securities	$1,725	$—	$(120)	$—	$1,605

Held-to-Maturity Securities:
State and municipal bonds	$55,527	$9	$(76)	$—	$55,460

Trading Securities:
Mutual funds	$13,746	$1,408	$—	$—	$15,154

The amortized cost and fair value of debt securities by contractual maturity as of February 2, 2019 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$51,546	$51,596
1 - 5 years	4,767	4,775
Total	$56,313	$56,371

As of February 3, 2018, $1,605 of available-for-sale securities are classified as long-term investments. As of February 2, 2019 and February 3, 2018, $4,767 and $4,694 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

The Company’s investments in auction-rate securities (“ARS”) are classified as available-for-sale and reported at fair market value. As of February 3, 2018, the reported investment amount is net of $120 of temporary impairment to account for the impairment of certain securities from their stated par value. The temporary impairment is reported, net of tax, as an “accumulated other comprehensive loss” of $89 in stockholders’ equity as of February 3, 2018. The investments considered temporarily impaired, all of which had been in loss positions for over a year, were successfully redeemed during fiscal 2018 at par value plus accrued interest. As of February 3, 2018, all of the Company’s investments in ARS were classified in long-term investments.

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

As of February 2, 2019 and February 3, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis including available-for-sale and trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 2, 2019	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	13,978	—	—	13,978

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 3, 2018	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities:
Auction-rate securities	$—	$50	$1,555	$1,605
Trading securities (including mutual funds)	15,154	—	—	15,154
Total	$15,154	$50	$1,555	$16,759

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

Changes in the fair value of the Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fifty-Two Weeks Ended February 2, 2019
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,555	$—	$1,555
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	120	—	120
Purchases, Issuances, Sales, and Settlements:
Sales	(1,675)	—	(1,675)
Balance, end of year	$—	$—	$—

	Fifty-Three Weeks Ended February 3, 2018
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available-for-Sale Securities	Trading Securities
	Auction-rate Securities	Mutual Funds	Total

Balance, beginning of year	$1,625	$—	$1,625
Total gains and losses:
Included in net income	—	—	—
Included in other comprehensive income	5	—	5
Purchases, Issuances, Sales, and Settlements:
Sales	(75)	—	(75)
Balance, end of year	$1,555	$—	$1,555

There were no transfers of securities between Levels 1, 2, or 3 during the fiscal years ended February 2, 2019 or February 3, 2018. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of February 2, 2019, the fair value of held-to-maturity securities was $56,371 compared to the carrying amount of $56,313. As of February 3, 2018, the fair value of held-to-maturity securities was $55,460 compared to the carrying amount of $55,527.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial as of both February 2, 2019 and February 3, 2018.

D.	PROPERTY AND EQUIPMENT

	February 2, 2019	February 3, 2018

Land	$2,491	$2,491
Building and improvements	43,243	42,895
Office equipment	12,388	12,808
Transportation equipment	20,993	20,966
Leasehold improvements	167,023	166,106
Furniture and fixtures	176,389	182,019
Shipping/receiving equipment	29,266	29,491
Construction-in-progress	394	2,267
Total	$452,187	$459,043

E.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of February 2, 2019 and February 3, 2018. There were no bank borrowings during fiscal 2018, 2017, and 2016. The Company had outstanding letters of credit totaling $1,986 and $1,973 as of February 2, 2019 and February 3, 2018, respectively.

F.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included many changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. This change reduced the Company's effective tax rate for the fiscal year ended February 3, 2018, based on the 21.0% rate being in effect for one month of the fiscal year, and then further reduced the Company's effective tax rate for the full fiscal year ended February 2, 2019.

The provision for income taxes consists of:

	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Current income tax expense:
Federal	$27,278	$46,158	$55,541
State	4,857	3,960	6,029
Deferred income tax expense (benefit)	(1,099)	(340)	(3,260)
Total	$31,036	$49,778	$58,310

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Statutory rate	21.0%	33.7%	35.0%
State income tax effect	3.0	1.9	2.5
Tax exempt interest income	(0.2)	(0.2)	(0.1)
Other	0.7	0.3	(0.1)
Effective tax rate	24.5%	35.7%	37.3%

Deferred income tax assets and liabilities are comprised of the following:

	February 2, 2019	February 3, 2018
Deferred income tax assets (liabilities):
Inventory	$4,439	$4,368
Stock-based compensation	1,918	2,432
Accrued compensation	3,451	4,006
Accrued store operating costs	3,023	2,899
Realized and unrealized loss on securities	(147)	(270)
Gift certificates redeemable	1,135	1,295
Deferred rent liability	7,015	8,744
Property and equipment	(15,004)	(18,712)
Net deferred income tax asset	$5,830	$4,762

As of February 2, 2019 and February 3, 2018, respectively, the net deferred income tax assets of $5,830 and $4,762 are classified in "other assets." There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of February 2, 2019 or February 3, 2018. Fiscal years 2015 through 2018 remain subject to potential federal examination. Additionally, fiscal years 2014 through 2018 are subject to potential examination by various state taxing authorities.

G.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,305 as of February 2, 2019 and $1,275 as of February 3, 2018, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

H.	COMMITMENTS AND CONTINGENCIES

Leases - The Company conducts its operations in leased facilities under numerous non-cancelable operating leases expiring at various dates through fiscal 2029. Most of the Company’s stores have lease terms of approximately ten years and generally do not contain renewal options. Most lease agreements contain tenant improvement allowances, rent holidays, rent escalation clauses, and/or contingent rent provisions. For purposes of recognizing lease incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of income. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of income. Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or are reasonably probable to be achieved. Operating lease base rental expense for fiscal 2018, 2017, and 2016 was $68,379, $69,154, and $68,839, respectively. Most of the rental payments are based on a minimum annual rental plus a percentage of sales in excess of a specified amount. Percentage rents for fiscal 2018, 2017, and 2016 were $2,520, $2,130, and $2,600, respectively.

Total future minimum rental commitments under these operating leases with remaining lease terms in excess of one year as of February 2, 2019 are as follows:

Minimum Rental
Fiscal Year	Commitments

2019	$66,303
2020	55,914
2021	45,908
2022	38,357
2023	31,528
Thereafter	49,249
Total minimum rental commitments	$287,259

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

Data Security Incident - On June 16, 2017, the Company announced that it had become aware that it was a victim of a data security incident in which a threat actor accessed certain guest payment information following purchases at some of the Company’s retail stores between October 28, 2016, and April 14, 2017.  The Company immediately launched a thorough investigation and engaged leading third-party forensic experts to review its systems and secure the affected part of its network.  Through that investigation, the Company learned that its store payment data systems were infected with a form of malicious code, which was removed.  The Company has taken actions that it believes have contained the issue and has implemented additional security enhancements.  Based on the forensic investigation, the Company believes that no social security numbers, email addresses, or physical addresses were obtained by those criminally responsible.  There is also no evidence that the buckle.com website or buckle.com guests were impacted by this event.

Buckle self-reported the incident to the payment card brands and cooperated fully with the card brands, their forensic experts, and law enforcement during the investigation.  To the extent that any card brand imposes a potential assessment, fine, penalty, or other liability in connection with this incident, the Company does not expect that such amounts, whether individually or in the aggregate, would have a material effect on the Company’s consolidated result of operations and financial position.

I.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,624, $1,743, and $1,473 for fiscal years 2018, 2017, and 2016, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $176, $183, and $193 for fiscal years 2018, 2017, and 2016, respectively.

J.	STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of February 2, 2019, 1,061,691 shares were available for grant under the Company’s various restricted stock plans, of which 1,017,067 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2018, 2017, and 2016 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Stock-based compensation expense, before tax	$4,287	$4,883	$5,330

Stock-based compensation expense, after tax	$3,237	$3,140	$3,358

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended February 2, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	470,022	$24.63
Granted	374,800	19.61
Forfeited	(173,575)	20.98
Vested	(168,074)	29.06
Non-Vested - end of year	503,173	$20.67

As of February 2, 2019, there was $3,251 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during fiscal 2018, 2017, and 2016 was $3,046, $3,289, and $2,713 respectively. During the fiscal year ended February 2, 2019, 145,325 shares (representing one-half of the "performance based" shares granted during fiscal 2017 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2017 grants.

K.	EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	February 2, 2019			February 3, 2018			January 28, 2017
	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$95,608	48,413	$1.97	$89,707	48,250	$1.86	$97,961	48,125	$2.04
Effect of Dilutive Securities:
Non-vested shares	—	201	—	—	123	(0.01)	—	131	(0.01)
Diluted EPS	$95,608	48,614	$1.97	$89,707	48,373	$1.85	$97,961	48,256	$2.03

(a) Shares in thousands.

L.	REVENUES

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company operated 450 stores located in 42 states throughout the United States as of February 2, 2019.

During fiscal years 2018, 2017, and 2016, online revenues accounted for 11.7%, 10.7%, and 10.2%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10.0% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	February 2, 2019	February 3, 2018	January 28, 2017

Denims	41.0%	41.5%	42.2%
Tops (including sweaters)	32.8	32.3	30.8
Accessories	8.8	9.1	9.2
Footwear	6.7	6.1	5.9
Sportswear/Fashions	6.0	6.2	6.5
Outerwear	2.1	2.0	2.0
Casual bottoms	1.2	1.3	1.9
Other	1.4	1.5	1.5
Total	100.0%	100.0%	100.0%

M.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2018 and 2017 are as follows:

	Quarter
Fiscal 2018	First	Second	Third	Fourth

Net sales	$204,897	$201,080	$215,107	$264,412
Gross profit	$79,691	$78,931	$86,157	$121,294
Net income	$18,338	$15,659	$20,476	$41,135
Basic earnings per share	$0.38	$0.32	$0.42	$0.85
Diluted earnings per share	$0.38	$0.32	$0.42	$0.84

	Quarter
Fiscal 2017	First	Second	Third	Fourth

Net sales	$212,251	$195,650	$224,307	$281,172
Gross profit	$81,717	$74,139	$90,928	$133,239
Net income	$16,285	$11,483	$19,904	$42,035
Basic earnings per share	$0.34	$0.24	$0.41	$0.87
Diluted earnings per share	$0.34	$0.24	$0.41	$0.87

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 2, 2019, of the Company and our report dated April 3, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 3, 2019

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2018 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 25, 2018.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2019 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2019 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2019 Annual Shareholders' Meeting and in the Notes to Consolidated Financial Statements under Footnote J in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2019 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2019 Annual Shareholders' Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date:	April 3, 2019	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	April 3, 2019	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of April, 2019.

/s/ DANIEL J. HIRSCHFELD	/s/ BILL L. FAIRFIELD
Daniel J. Hirschfeld	Bill L. Fairfield
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ BRUCE L. HOBERMAN
Dennis H. Nelson	Bruce L. Hoberman
President and Chief Executive Officer	Director
and Director

/s/ THOMAS B. HEACOCK	/s/ MICHAEL E. HUSS
Thomas B. Heacock	Michael E. Huss
Sr. Vice President of Finance, Treasurer,	Director
Chief Financial Officer, and Director

/s/ KARI G. SMITH	/s/ JAMES E. SHADA
Kari G. Smith	James E. Shada
Executive Vice President of Stores	Director
and Director

/s/ JOHN P. PEETZ	/s/ KAREN B. RHOADS
John P. Peetz, III	Karen B. Rhoads
Director	Director

/s/ ROBERT E. CAMPBELL	/s/ HANK M. BOUNDS
Robert E. Campbell	Hank M. Bounds
Director	Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns	Valuation Allowance - Deferred Tax Assets

Balance, January 30, 2016	$7	$834	$518

Amounts charged to costs and expenses	1,350	—	—
Amounts charged to other accounts	—	101,375	—
Deductions	(1,353)	(101,540)	(518)

Balance, January 28, 2017	$4	$669	$—

Amounts charged to costs and expenses	952	—	—
Amounts charged to other accounts	—	87,389	—
Deductions	(952)	(86,988)	—

Balance, February 3, 2018	$4	$1,070	$—

Amounts charged to costs and expenses	661	—	—
Amounts charged to other accounts	—	76,968	—
Deductions	(661)	(75,856)	—

Balance, February 2, 2019	$4	$2,182	$—

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form 10-K filed for the fiscal year ended February 3, 2018

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.6 and 10.6.1 to Form 10-K filed for the fiscal year ended January 28, 2012
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
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
Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008
	(10.8)	2017 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held May 30, 2017
	(10.9)	2018 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 1, 2018
	(10.10)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for Annual Meeting to be held June 3, 2019
	(10.11)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for Annual Meeting to be held June 3, 2019

Exhibits		Page Number or Incorporation by Reference to

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(*)	Denotes management contract or compensatory plan or arrangement.