Form 10-Q
period 2019-05-04
BUCKLE INC
filed 2019-06-13
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 4, 2019

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

____________________________________________________________________
(Former name, former address, and former fiscal year if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	BKE	New York Stock Exchange

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 7, 2019, was 49,229,938.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 4, 2019	February 2, 2019

CURRENT ASSETS:
Cash and cash equivalents	$183,939	$168,471
Short-term investments	53,659	51,546
Receivables	5,780	7,089
Inventory	120,814	125,190
Prepaid expenses and other assets	20,406	18,136
Total current assets	384,598	370,432

PROPERTY AND EQUIPMENT	453,578	452,187
Less accumulated depreciation and amortization	(326,705)	(321,505)
	126,873	130,682

OPERATING LEASE RIGHT-OF-USE ASSETS	345,473	—
LONG-TERM INVESTMENTS	15,667	18,745
OTHER ASSETS	7,754	7,443

Total assets	$880,365	$527,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$36,533	$29,008
Accrued employee compensation	11,636	21,452
Accrued store operating expenses	22,124	17,982
Gift certificates redeemable	14,262	16,634
Current portion of operating lease liabilities	72,857	—
Income taxes payable	9,651	5,142
Total current liabilities	167,063	90,218

DEFERRED COMPENSATION	14,914	13,978
NON-CURRENT OPERATING LEASE LIABILITIES	300,430	—
DEFERRED RENT LIABILITY	—	29,229
Total liabilities	482,407	133,425

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 49,231,625 and 49,017,395 shares issued and outstanding at May 4, 2019 and February 2, 2019, respectively	492	490
Additional paid-in capital	149,860	148,564
Retained earnings	247,606	244,823
Total stockholders’ equity	397,958	393,877

Total liabilities and stockholders’ equity	$880,365	$527,302

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

SALES, Net of returns and allowances	$201,313	$204,897

COST OF SALES (Including buying, distribution, and occupancy costs)	124,660	125,206

Gross profit	76,653	79,691

OPERATING EXPENSES:
Selling	46,609	45,853
General and administrative	11,310	10,578
	57,919	56,431

INCOME FROM OPERATIONS	18,734	23,260

OTHER INCOME, Net	1,255	1,487

INCOME BEFORE INCOME TAXES	19,989	24,747

PROVISION FOR INCOME TAXES	4,897	6,409

NET INCOME	$15,092	$18,338

EARNINGS PER SHARE:
Basic	$0.31	$0.38

Diluted	$0.31	$0.38

Basic weighted average shares	48,552	48,379
Diluted weighted average shares	48,734	48,550

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

NET INCOME	$15,092	$18,338

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax	—	—
Other comprehensive income	—	—

COMPREHENSIVE INCOME	$15,092	$18,338

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2019
BALANCE, February 3, 2019	49,017,395	$490	$148,564	$244,823	$—	$393,877

Net income	—	—	—	15,092	—	15,092
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,309)	—	(12,309)
Issuance of non-vested stock, net of forfeitures	214,230	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,298	—	—	1,298

BALANCE, May 4, 2019	49,231,625	$492	$149,860	$247,606	$—	$397,958

FISCAL 2018
BALANCE, February 4, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248

Net income	—	—	—	18,338	—	18,338
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,261)	—	(12,261)
Issuance of non-vested stock, net of forfeitures	228,725	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,484	—	—	1,484
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	389	—	389

BALANCE, May 5, 2018	49,044,895	$490	$145,761	$253,036	$(89)	$399,198

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,092	$18,338
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,180	6,948
Amortization of non-vested stock grants, net of forfeitures	1,298	1,484
Deferred income taxes	(311)	(385)
Other	52	297
Changes in operating assets and liabilities:
Receivables	235	633
Inventory	4,376	(478)
Prepaid expenses and other assets	(2,270)	(1,112)
Accounts payable	7,564	(2,947)
Accrued employee compensation	(9,816)	(10,414)
Accrued store operating expenses	2,597	4,053
Gift certificates redeemable	(2,372)	(2,897)
Income taxes payable	5,583	6,475
Other assets and liabilities	1,066	(664)

Net cash flows from operating activities	29,274	19,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,462)	(3,479)
Purchases of investments	(15,975)	(10,444)
Proceeds from sales/maturities of investments	16,940	10,154

Net cash flows from investing activities	(1,497)	(3,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12,309)	(12,261)

Net cash flows from financing activities	(12,309)	(12,261)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,468	3,301

CASH AND CASH EQUIVALENTS, Beginning of period	168,471	165,086

CASH AND CASH EQUIVALENTS, End of period	$183,939	$168,387

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 4, 2019 AND MAY 5, 2018
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended February 2, 2019, included in The Buckle, Inc.'s 2018 Form 10-K. The condensed consolidated balance sheet as of February 2, 2019 is derived from audited financial statements.

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

There were no significant changes to the Company's significant accounting policies as disclosed in Note A to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019, except as set forth below.

Leases - In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which superseded the requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company adopted Topic 842 on February 3, 2019, using the modified retrospective transition method. Under this transition method, the prior period comparative information has not been adjusted and continues to be reported under Topic 840. The Company has elected to apply the "practical expedient package," which permits it to not reassess previous conclusions around lease identification, lease classification, and initial direct costs. Topic 842 also provides a practical expedient to not separate lease and non-lease components for new leases as well as existing leases through transition, which the Company has elected to apply for each class of underlying assets. The Company did not elect the use of the hindsight practical expedient. Further, the Company has made an accounting policy election to exclude short-term leases from the recognition requirements.

As a result of the adoption of the standard, the Company recognized net ROU assets and operating lease liabilities of approximately $362,589 and $389,849, respectively, as of February 3, 2019 based on the present value of the total fixed payments for retail store and corporate office operating leases. These payments were discounted using the Company's incremental borrowing rate which was determined based on information available at the commencement date, including lease term. The adoption of Topic 842 did not have a material impact on the Company's results of operations for the thirteen week period ended May 4, 2019. See Footnote 6, Leases, for further details.

2.	Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 449 stores located in 42 states throughout the United States as of May 4, 2019 and 456 stores in 43 states as of May 5, 2018. During the thirteen week period ended May 4, 2019, the Company did not open any new stores, substantially remodeled 1 store, and closed 1 store. During the thirteen week period ended May 5, 2018, the Company did not open or remodel any stores and closed 1 store.

For the thirteen week periods ended May 4, 2019 and May 5, 2018, online revenues accounted for 12.1% and 11.3%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 4, 2019	May 5, 2018

Denims	42.4%	42.8%
Tops (including sweaters)	29.9	30.3
Sportswear/Fashions	8.8	9.0
Accessories	8.4	8.3
Footwear	7.4	6.6
Casual bottoms	1.2	1.0
Outerwear	0.9	1.0
Other	1.0	1.0
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 4, 2019			May 5, 2018
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$15,092	48,552	$0.31	$18,338	48,379	$0.38
Effect of Dilutive Securities:
Non-vested shares	—	182	—	—	171	—
Diluted EPS	$15,092	48,734	$0.31	$18,338	48,550	$0.38

(a) Shares in thousands.

4.	Investments

The following is a summary of investments as of May 4, 2019:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$54,412	$65	$(2)	$—	$54,475

Trading Securities:
Mutual funds	$13,766	$1,148	$—	$—	$14,914

The following is a summary of investments as of February 2, 2019:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$56,313	$65	$(7)	$—	$56,371

Trading Securities:
Mutual funds	$13,364	$614	$—	$—	$13,978

The amortized cost and fair value of debt securities by contractual maturity as of May 4, 2019 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$53,659	$53,722
1 - 5 years	753	753
	$54,412	$54,475

As of May 4, 2019 and February 2, 2019, $753 and $4,767 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of May 4, 2019 and February 2, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 4, 2019	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$14,914	$—	$—	$14,914

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 2, 2019	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$13,978	$—	$—	$13,978

Securities included in Level 1 represent securities which have publicly traded quoted prices. There were no transfers of securities between Levels 1, 2, or 3 during the thirteen week periods ended May 4, 2019 or May 5, 2018. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 4, 2019, the fair value of held-to-maturity securities was $54,475 compared to the carrying amount of $54,412. As of February 2, 2019, the fair value of held-to-maturity securities was $56,371 compared to the carrying amount of $56,313.

The carrying values of receivables, accounts payable, accrued expenses, and other current liabilities approximates fair value because of their short-term nature. From time to time, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. These are typically store specific assets, which are reviewed for impairment when circumstances indicate impairment may exist due to the questionable recoverability of the carrying values of long-lived assets. If expected future cash flows related to a store’s assets are less than their carrying value, an impairment loss would be recognized for the difference between the carrying value and the estimated fair value of the store's assets. The fair value of the store's assets is estimated utilizing an income-based approach based on the expected cash flows over the remaining life of the store's lease. The amount of impairment related to long-lived assets was immaterial for all periods presented.

6.	Leases

The Company's lease portfolio is primarily comprised of leases for retail store locations. The Company also leases certain equipment and corporate office space. Store leases for new stores typically have an initial term of 10 years, with options to renew for an additional 1 to 5 years. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Certain store lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Lease agreements do not contain any residual value guarantees, material restrictive covenants, or options to purchase the leased property.

As part of the Company's adoption of Topic 842, as previously discussed in Footnote 1, the Company elected to apply the practical expedient to account for lease components (e.g. fixed payments for rent, insurance, real estate taxes) and nonlease components (e.g. fixed payments for common area maintenance) together as a single component for all underlying asset classes. Additionally, the Company elected as an accounting policy to exclude short-term leases from the recognition requirements.

Lease expense is included in Cost of Sales in the Condensed Consolidated Statements of Income. The components of total lease cost are as follows:

Thirteen Weeks Ended
May 4, 2019

Operating lease cost	$21,546
Variable lease cost (a)	9,244
Total lease cost	$30,790

(a) Includes short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

Thirteen Weeks Ended
May 4, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,519

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$418

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of May 4, 2019, the weighted-average remaining lease term was 5.7 years and the weighted-average discount rate was 4.0% .

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the Condensed Consolidated Balance Sheet as of May 4, 2019:

Fiscal Year	Operating Leases (a)
2019 (remaining)	$64,223
2020	87,229
2021	72,448
2022	61,096
2023	51,096
Thereafter	82,019
Total lease payments	418,111
Less: Imputed interest	44,824
Total operating lease liability	$373,287

(a) Operating lease payments exclude $2,926 of legally binding minimum lease payments for leases signed, but not yet commenced.

As previously disclosed in our 2018 Annual Report on Form 10-K, under the previous lease accounting standard our future minimum rent payments for operating leases with remaining lease terms in excess of one year as of February 2, 2019 were as follows:

Fiscal Year	Minimum Rental Commitments
2019	$66,303
2020	55,914
2021	45,908
2022	38,357
2023	31,528
Thereafter	49,249
Total minimum rental commitments	$287,259

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 4, 2019 and May 5, 2018 of $39 and ($71), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $370 and $409 as of May 4, 2019 and February 2, 2019, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid (received) for income taxes during the thirteen week periods ended May 4, 2019 and May 5, 2018 of $(374) and $319, respectively.

8.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of May 4, 2019, 847,461 shares were available for grant under the Company’s various restricted stock plans, of which 820,837 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2019 and fiscal 2018 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

Stock-based compensation expense, before tax	$1,298	$1,484

Stock-based compensation expense, after tax	$980	$1,100

Non-vested shares of common stock granted during the thirteen week periods ended May 4, 2019 and May 5, 2018 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 4, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	503,173	$20.67
Granted	371,000	17.38
Forfeited	(156,770)	19.59
Vested	(37,668)	19.33
Non-Vested - end of quarter	679,735	$19.20

As of May 4, 2019, there was $7,944 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended May 4, 2019 and May 5, 2018 was $668 and $698, respectively. During the thirteen week period ended May 4, 2019, 146,150 shares (representing one-half of the "performance based" shares granted during fiscal 2018 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2018 grants.

9.	Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value investments. The amendments are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

10.	Commitments and Contingencies

Data Security Incident

On June 16, 2017, the Company announced that it had become aware that it was a victim of a data security incident in which a threat actor accessed certain guest payment information following purchases at some of the Company's retail stores between October 28, 2016, and April 14, 2017. The Company immediately launched a thorough investigation and engaged leading third-party forensic experts to review its systems and secure the affected part of its network. Through that investigation, the Company learned that its store payment data systems were infected with a form of malicious code, which was removed. The Company has taken actions that it believes have contained the issue and has implemented additional security enhancements. Based on the forensic investigation, the Company believes that no social security numbers, email addresses, or physical addresses were obtained by those criminally responsible. There is also no evidence that the buckle.com website or buckle.com guests were impacted by this event.

Buckle self-reported the incident to the payment card brands and cooperated fully with the card brands, their forensic experts, and law enforcement during the investigation. To the extent that any card brand imposes a potential assessment, fine, penalty, or other liability in connection with this incident, the Company does not expect that such amounts, whether individually or in the aggregate, would have a material effect on the Company's consolidated result of operations and financial position.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 4, 2019	May 5, 2018	Increase/(Decrease)

Net sales	100.0%	100.0%	(1.7)%
Cost of sales (including buying, distribution, and occupancy costs)	61.9%	61.1%	(0.4)%
Gross profit	38.1%	38.9%	(3.8)%
Selling expenses	23.2%	22.4%	1.6%
General and administrative expenses	5.6%	5.1%	6.9%
Income from operations	9.3%	11.4%	(19.5)%
Other income, net	0.6%	0.7%	(15.6)%
Income before income taxes	9.9%	12.1%	(19.2)%
Provision for income taxes	2.4%	3.1%	(23.6)%
Net income	7.5%	9.0%	(17.7)%

Net sales decreased from $204.9 million in the first quarter of fiscal 2018 to $201.3 million in the first quarter of fiscal 2019, a 1.7% decrease. Comparable store net sales for the thirteen week quarter ended May 4, 2019 decreased 1.3% from comparable store net sales for the prior year thirteen week period ended May 5, 2018. The comparable store sales decline for the quarter was primarily attributable to a 3.5% decrease in the average retail price per piece of merchandise sold during the quarter and a 1.2% decrease in the number of transactions; partially offset by a 3.3% increase in the number of units sold per transaction. Total net sales for the quarter were also impacted by the Company's closing of 7 stores during fiscal 2018 and 1 store during the first quarter of fiscal 2019. Online sales for the quarter increased 5.6% to $24.4 million for the thirteen week period ended May 4, 2019 compared to $23.1 million for the thirteen week period ended May 5, 2018. Average sales per square foot decreased 2.2% from $78.59 for the thirteen week period ended May 5, 2018 to $76.86 for the thirteen week period ended May 4, 2019. Total square footage as of May 4, 2019 was 2.320 million compared to 2.341 million as of May 5, 2018.

The Company's average retail price per piece of merchandise sold decreased $1.65, or 3.5%, during the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018. This $1.65 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.3% reduction in average denim price points (-$0.86), a 7.7% reduction in average accessories price points (-$0.32), a 7.5% reduction in average woven shirt price points (-$0.26), a 2.0% reduction in average knit shirt price points (-$0.20), and a reduction in average price points for certain other merchandise categories (-$0.09); which were partially offset by a shift in the merchandise mix ($0.08). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $79.7 million in the first quarter of fiscal 2018 to $76.7 million in the first quarter of fiscal 2019. As a percentage of net sales, gross profit decreased from 38.9% in the first quarter of fiscal 2018 to 38.1% in the first quarter of fiscal 2019. The gross margin decline was the result of deleveraged occupancy, buying, and distribution expenses (0.50%, as a percentage of net sales) and a reduction in merchandise margins (0.30%, as a percentage of net sales).

Selling expenses increased from $45.9 million in the first quarter of fiscal 2018 to $46.6 million in the first quarter of fiscal 2019. As a percentage of net sales, selling expenses increased from 22.4% in the first quarter of fiscal 2018 to 23.2% in the first quarter of fiscal 2019 driven by an increase in store compensation expense (0.70%, as a percentage of net sales) and an increase in certain other selling expenses (0.10%, as a percentage of net sales).

General and administrative expenses increased from $10.6 million in the first quarter of fiscal 2018 to $11.3 million in the first quarter of fiscal 2019. As a percentage of net sales, general and administrative expenses increased from 5.1% in the first quarter of fiscal 2018 to 5.6% in the first quarter of fiscal 2019. The increase was primarily attributable to increased information technology investments, both in terms of increased home office payroll as well as spending for other strategic initiatives (0.30%, as a percentage of net sales) and increases in professional and consulting fees (0.20%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $18.7 million in the first quarter of fiscal 2019 compared to $23.3 million in the first quarter of fiscal 2018. Income from operations was 9.3% of net sales in the first quarter of fiscal 2019 compared to 11.4% of net sales in the first quarter of fiscal 2018.

Other income decreased from $1.5 million in the first quarter of fiscal 2018 to $1.3 million in the first quarter of fiscal 2019. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 24.5% in the first quarter of fiscal 2019 compared to 25.9% in the first quarter of fiscal 2018, bringing net income to $15.1 million in the first quarter of fiscal 2019 compared to $18.3 million in the first quarter of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of May 4, 2019, the Company had working capital of $217.5 million, including $183.9 million of cash and cash equivalents and $53.7 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2019 and fiscal 2018, the Company's cash flow from operations was $29.3 million and $19.3 million, respectively.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2019 and 2018, the Company invested $2.3 million and $3.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.2 million and $0.5 million in the first quarter of fiscal 2019 and 2018, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2019, the Company anticipates completing three additional full remodel projects. Management estimates that total capital expenditures during fiscal 2019 will be approximately $8.0 to $12.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of May 4, 2019, had total cash and investments of $253.3 million, including $15.7 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any large swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2019 or 2018. The Company had no bank borrowings as of May 4, 2019 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 4, 2019 have not changed materially from those utilized for the fiscal year ended February 2, 2019, included in The Buckle Inc.’s 2018 Annual Report on Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

1.
Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $14.3 million and $16.6 million as of May 4, 2019 and February 2, 2019, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.9 million as of May 4, 2019 and $2.2 million as of February 2, 2019.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of May 4, 2019 and February 2, 2019, $10.7 million and $10.9 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $11.3 million as of May 4, 2019 and $10.6 million as of February 2, 2019. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

4.
Leases. During the first quarter of fiscal 2019, the Company adopted ASU 2016-02, Leases (Topic 842). As a result of the adoption of the standard, the Company recognized net ROU assets and lease liabilities of approximately $362.6 million and $389.8 million, respectively, as of February 3, 2019 based on the present value of the total fixed payments for retail store and corporate office operating leases. Refer to Footnote 1, Basis of Presentation, and Footnote 6, Leases, for further details.

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

The following table identifies the material obligations and commitments as of May 4, 2019:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$14,363	$7,851	$5,125	$1,387	$—
Deferred compensation	14,914	—	—	—	14,914
Total contractual obligations	$29,277	$7,851	$5,125	$1,387	$14,914

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2019 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2019 or the first quarter of fiscal 2018. The Company had outstanding letters of credit totaling $4.2 million and $2.0 million as of May 4, 2019 and February 2, 2019, respectively. The Company has no other off-balance sheet arrangements.

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

Change in Internal Control Over Financial Reporting

During the first quarter of 2019, the Company implemented new internal controls to support the adoption of ASU No. 2016-02, Leases (Topic 842). There were no other changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 4, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 3, 2019 to Mar. 2, 2019	-	-	-	440,207
Mar. 3, 2019 to Apr. 6, 2019	-	-	-	440,207
Apr. 7, 2019 to May 4, 2019	-	-	-	440,207
	-	-	-

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 13, 2019	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 13, 2019	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.