Form 10-Q
period 2019-11-02
BUCKLE INC
filed 2019-12-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 2, 2019

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 6, 2019, was 49,224,561.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	November 2, 2019	February 2, 2019

CURRENT ASSETS:
Cash and cash equivalents	$213,836	$168,471
Short-term investments	31,946	51,546
Receivables	9,432	7,089
Inventory	138,879	125,190
Prepaid expenses and other assets	22,195	18,136
Total current assets	416,288	370,432

PROPERTY AND EQUIPMENT	453,859	452,187
Less accumulated depreciation and amortization	(336,098)	(321,505)
	117,761	130,682

OPERATING LEASE RIGHT-OF-USE ASSETS	340,417	—
LONG-TERM INVESTMENTS	15,710	18,745
OTHER ASSETS	7,939	7,443

Total assets	$898,115	$527,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,771	$29,008
Accrued employee compensation	18,122	21,452
Accrued store operating expenses	21,539	17,982
Gift certificates redeemable	12,688	16,634
Current portion of operating lease liabilities	81,541	—
Income taxes payable	—	5,142
Total current liabilities	178,661	90,218

DEFERRED COMPENSATION	15,410	13,978
NON-CURRENT OPERATING LEASE LIABILITIES	286,706	—
DEFERRED RENT LIABILITY	—	29,229
Total liabilities	480,777	133,425

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 49,223,811 and 49,017,395 shares issued and outstanding at November 2, 2019 and February 2, 2019, respectively	492	490
Additional paid-in capital	151,383	148,564
Retained earnings	265,463	244,823
Total stockholders’ equity	417,338	393,877

Total liabilities and stockholders’ equity	$898,115	$527,302

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

SALES, Net of returns and allowances	$224,121	$215,107	$629,251	$621,084

COST OF SALES (Including buying, distribution, and occupancy costs)	130,587	128,950	380,367	376,305

Gross profit	93,534	86,157	248,884	244,779

OPERATING EXPENSES:
Selling	51,282	50,612	146,426	144,361
General and administrative	8,942	9,244	30,812	30,696
	60,224	59,856	177,238	175,057

INCOME FROM OPERATIONS	33,310	26,301	71,646	69,722

OTHER INCOME, Net	1,105	1,332	4,446	3,791

INCOME BEFORE INCOME TAXES	34,415	27,633	76,092	73,513

PROVISION FOR INCOME TAXES	8,431	7,157	18,642	19,040

NET INCOME	$25,984	$20,476	$57,450	$54,473

EARNINGS PER SHARE:
Basic	$0.54	$0.42	$1.18	$1.13

Diluted	$0.53	$0.42	$1.18	$1.12

Basic weighted average shares	48,549	48,379	48,550	48,379
Diluted weighted average shares	48,809	48,611	48,768	48,584

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

NET INCOME	$25,984	$20,476	$57,450	$54,473

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $0, $0, $0, and $31, respectively	—	—	—	89
Other comprehensive income	—	—	—	89

COMPREHENSIVE INCOME	$25,984	$20,476	$57,450	$54,562

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

FISCAL 2019

BALANCE, August 4, 2019	49,223,811	$492	$151,027	$251,674	$—	$403,193
Net income	—	—	—	25,984	—	25,984
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,195)	—	(12,195)
Issuance of non-vested stock, net of forfeitures	—	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	356	—	—	356
Common stock purchased and retired	—	—	—	—	—	—
BALANCE, November 2, 2019	49,223,811	$492	$151,383	$265,463	$—	$417,338

BALANCE, February 3, 2019	49,017,395	$490	$148,564	$244,823	$—	$393,877
Net income	—	—	—	57,450	—	57,450
Dividends paid on common stock, ($0.75 per share)	—	—	—	(36,810)	—	(36,810)
Issuance of non-vested stock, net of forfeitures	210,968	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,889	—	—	2,889
Common stock purchased and retired	(4,552)	—	(68)	—	—	(68)
BALANCE, November 2, 2019	49,223,811	$492	$151,383	$265,463	$—	$417,338

FISCAL 2018

BALANCE, August 5, 2018	49,018,195	$490	$147,173	$256,444	$—	$404,107
Net income	—	—	—	20,476	—	20,476
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,144)	—	(12,144)
Issuance of non-vested stock, net of forfeitures	(220)	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	411	—	—	411
Change in unrealized loss on investments, net of tax	—	—	—	—	—	—
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	—	—	—
BALANCE, November 3, 2018	49,017,975	$490	$147,584	$264,776	$—	$412,850

BALANCE, February 4, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248
Net income	—	—	—	54,473	—	54,473
Dividends paid on common stock, ($0.75 per share)	—	—	—	(36,656)	—	(36,656)
Issuance of non-vested stock, net of forfeitures	201,805	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,307	—	—	3,307
Change in unrealized loss on investments, net of tax	—	—	—	—	89	89
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	389	—	389
BALANCE, November 3, 2018	49,017,975	$490	$147,584	$264,776	$—	$412,850

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$57,450	$54,473
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,021	20,308
Amortization of non-vested stock grants, net of forfeitures	2,889	3,307
Deferred income taxes	(693)	(857)
Other	420	539
Changes in operating assets and liabilities:
Receivables	373	874
Inventory	(13,689)	(27,770)
Prepaid expenses and other assets	(4,059)	(1,792)
Accounts payable	15,699	19,724
Accrued employee compensation	(3,330)	(4,311)
Accrued store operating expenses	2,344	6,205
Gift certificates redeemable	(3,946)	(4,295)
Income taxes payable	(7,858)	(12,916)
Other assets and liabilities	1,246	(4,871)

Net cash flows from operating activities	64,867	48,618

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,456)	(7,797)
Change in other assets	197	188
Purchases of investments	(25,325)	(53,083)
Proceeds from sales/maturities of investments	47,960	61,562

Net cash flows from investing activities	17,376	870

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	(68)	—
Payment of dividends	(36,810)	(36,656)

Net cash flows from financing activities	(36,878)	(36,656)

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,365	12,832

CASH AND CASH EQUIVALENTS, Beginning of period	168,471	165,086

CASH AND CASH EQUIVALENTS, End of period	$213,836	$177,918

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2019 AND NOVEMBER 3, 2018
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

As a result of the adoption of the standard, the Company recognized net ROU assets and operating lease liabilities of approximately $362,589 and $389,849, respectively, as of February 3, 2019 based on the present value of the total fixed payments for retail store and corporate office operating leases. These payments were discounted using the Company's incremental borrowing rate which was determined based on information available at the commencement date, including lease term. The adoption of Topic 842 did not have a material impact on the Company's results of operations for the thirty-nine week period ended November 2, 2019. See Footnote 6, Leases, for further details.

2.	Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 449 stores located in 42 states throughout the United States as of November 2, 2019 and 453 stores in 43 states as of November 3, 2018. During the thirty-nine week period ended November 2, 2019, the Company opened 1 new store, substantially remodeled 3 stores, and closed 2 stores. There were no new, remodeled, or closed stores during the third quarter. During the thirty-nine week period ended November 3, 2018, the Company did not open any new stores, substantially remodeled 3 stores, and closed 4 stores; which includes no substantial remodels and 2 closed stores during the third quarter.

For the thirty-nine week periods ended November 2, 2019 and November 3, 2018, online revenues accounted for 11.8% and 11.2%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Merchandise Group	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Denims	42.3%	42.9%	39.3%	39.4%
Tops (including sweaters)	34.0	34.3	32.6	33.1
Accessories	8.2	8.1	8.8	8.7
Footwear	8.1	6.8	7.7	6.7
Sportswear/Fashions	1.8	1.9	7.6	8.2
Outerwear	2.5	2.8	1.3	1.4
Casual bottoms	1.1	1.4	1.1	1.1
Other	2.0	1.8	1.6	1.4
	100.0%	100.0%	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 2, 2019			November 3, 2018
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$25,984	48,549	$0.54	$20,476	48,379	$0.42
Effect of Dilutive Securities:
Non-vested shares	—	260	(0.01)	—	232	—
Diluted EPS	$25,984	48,809	$0.53	$20,476	48,611	$0.42

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 2, 2019			November 3, 2018
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$57,450	48,550	$1.18	$54,473	48,379	$1.13
Effect of Dilutive Securities:
Non-vested shares	—	218	—	—	205	(0.01)
Diluted EPS	$57,450	48,768	$1.18	$54,473	48,584	$1.12

(a) Shares in thousands.

4.	Investments

The following is a summary of investments as of November 2, 2019:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$32,246	$40	$—	$—	$32,286

Trading Securities:
Mutual funds	$14,032	$1,378	$—	$—	$15,410

The following is a summary of investments as of February 2, 2019:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$56,313	$65	$(7)	$—	$56,371

Trading Securities:
Mutual funds	$13,364	$614	$—	$—	$13,978

The amortized cost and fair value of debt securities by contractual maturity as of November 2, 2019 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$31,946	$31,986
1 - 5 years	300	300
	$32,246	$32,286

As of November 2, 2019 and February 2, 2019, $300 and $4,767 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of November 2, 2019 and February 2, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
November 2, 2019	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$15,410	$—	$—	$15,410

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 2, 2019	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$13,978	$—	$—	$13,978

Securities included in Level 1 represent securities which have publicly traded quoted prices. There were no transfers of securities between Levels 1, 2, or 3 during the thirty-nine week periods ended November 2, 2019 or November 3, 2018. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of November 2, 2019, the fair value of held-to-maturity securities was $32,286 compared to the carrying amount of $32,246. As of February 2, 2019, the fair value of held-to-maturity securities was $56,371 compared to the carrying amount of $56,313.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 2, 2019	November 2, 2019

Operating lease cost	$22,711	$65,937
Variable lease cost (a)	7,404	25,240
Total lease cost	$30,115	$91,177
(a) Includes short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	November 2, 2019	November 2, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,013	$66,278

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$24,134	$30,230

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of November 2, 2019, the weighted-average remaining lease term was 5.3 years and the weighted-average discount rate was 4.0%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of November 2, 2019:

Fiscal Year	Operating Leases (a)
2019 (remaining)	$23,786
2020	94,050
2021	79,313
2022	66,331
2023	54,221
Thereafter	91,721
Total lease payments	409,422
Less: Imputed interest	41,175
Total operating lease liability	$368,247
(a) Operating lease payments exclude $2,352 of legally binding minimum lease payments for leases signed, but not yet commenced.

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

The Company had non-cash investing activities during the thirty-nine week periods ended November 2, 2019 and November 3, 2018 of ($64) and $18, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $473 and $409 as of November 2, 2019 and February 2, 2019, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended November 2, 2019 and November 3, 2018 of $27,193 and $32,813, respectively.

8.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of November 2, 2019, 850,723 shares were available for grant under the Company’s various restricted stock plans, of which 822,412 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2019 and fiscal 2018 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018

Stock-based compensation expense, before tax	$356	$411	$2,889	$3,307

Stock-based compensation expense, after tax	$269	$305	$2,181	$2,451

Non-vested shares of common stock granted during the thirty-nine week periods ended November 2, 2019 and November 3, 2018 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended November 2, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	503,173	$20.67
Granted	371,000	17.38
Forfeited	(160,032)	19.56
Vested	(39,542)	19.38
Non-Vested - end of quarter	674,599	$19.20

As of November 2, 2019, there was $3,926 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during the thirty-nine week periods ended November 2, 2019 and November 3, 2018 was $698 and $702, respectively. During the thirty-nine week period ended November 2, 2019, 146,150 shares (representing one-half of the "performance based" shares granted during fiscal 2018 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2018 grants.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Thirty-Nine Weeks Ended		Percentage
	November 2, 2019	November 3, 2018	Increase/(Decrease)	November 2, 2019	November 3, 2018	Increase/(Decrease)

Net sales	100.0%	100.0%	4.2%	100.0%	100.0%	1.3%
Cost of sales (including buying, distribution, and occupancy costs)	58.3%	60.0%	1.3%	60.4%	60.6%	1.1%
Gross profit	41.7%	40.0%	8.6%	39.6%	39.4%	1.7%
Selling expenses	22.9%	23.5%	1.3%	23.3%	23.3%	1.4%
General and administrative expenses	4.0%	4.3%	(3.3)%	4.9%	4.9%	0.4%
Income from operations	14.8%	12.2%	26.7%	11.4%	11.2%	2.8%
Other income, net	0.5%	0.6%	(17.1)%	0.7%	0.6%	17.3%
Income before income taxes	15.3%	12.8%	24.5%	12.1%	11.8%	3.5%
Provision for income taxes	3.7%	3.3%	17.8%	3.0%	3.0%	(2.1)%
Net income	11.6%	9.5%	26.9%	9.1%	8.8%	5.5%

Net sales increased from $215.1 million in the third quarter of fiscal 2018 to $224.1 million in the third quarter of fiscal 2019, a 4.2% increase. Comparable store net sales for the thirteen week quarter ended November 2, 2019 increased 4.7% from comparable store net sales for the prior year thirteen week period ended November 3, 2018. The comparable store sales increase for the quarter was primarily attributable to a 5.1% increase in the number of transactions and a 1.2% increase in the average number of units sold per transaction, partially offset by a 1.5% decrease in the average unit retail. Total net sales for the quarter were also impacted by the Company's closing of 7 stores during fiscal 2018 and the opening of 1 new store and closure of 2 stores during the first three quarters of fiscal 2019. Online sales for the quarter increased 5.4% to $26.9 million for the thirteen week period ended November 2, 2019 compared to $25.5 million for the thirteen week period ended November 3, 2018.

Net sales increased from $621.1 million for the first three quarters of fiscal 2018 to $629.3 million for the first three quarters of fiscal 2019, a 1.3% increase. Comparable store net sales for the thirty-nine week period ended November 2, 2019 increased 1.8% from comparable store net sales for prior year thirty-nine week period ended November 3, 2018. The comparable store sales increase for the thirty-nine week period was primarily attributable to a 2.3% increase in the number of transactions and a 2.8% increase in the average number of units sold per transaction, partially offset by a 3.1% decrease in the average unit retail. Total net sales for the year-to-date period were also impacted by the Company's closing of 7 stores during fiscal 2018 and the opening of 1 new store and closure of 2 stores during the first three quarters of fiscal 2019. Online sales for the year-to-date period increased 6.6% to $74.4 million for the thirty-nine week period ended November 2, 2019 compared to $69.8 million for the thirty-nine week period ended November 3, 2018. Average sales per square foot increased 1.6% from $236.21 for the thirty-nine week period ended November 3, 2018 to $240.03 for the thirty-nine week period ended November 2, 2019. Total square footage as of November 2, 2019 was 2.320 million compared to 2.337 million as of November 3, 2018.

The Company's average retail price per piece of merchandise sold decreased $0.70, or 1.5%, during the third quarter of fiscal 2019 compared to the third quarter of fiscal 2018. This $0.70 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): an 8.4% reduction in average footwear price points (-$0.33), a 7.7% reduction in average accessories price points (-$0.31), and a 1.1% reduction in average denim price points (-$0.21); partially offset by an increase in average price points for certain other merchandise categories ($0.13) and a shift in the merchandise mix ($0.02). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold decreased $1.37, or 3.1%, compared to the same period in fiscal 2018. This $1.37 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.5% reduction in average denim price points (-$0.43), a 9.8% reduction in average accessories price points (-$0.41), a 1.6% reduction in average knit shirt price points (-$0.17), a 4.0% reduction in average footwear price points (-$0.14), a 3.3% reduction in average woven shirt price points (-$0.10), a reduction in average price points for certain other merchandise categories (-$0.04), and a shift in the merchandise mix (-$0.08). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $86.2 million in the third quarter of fiscal 2018 to $93.5 million in the third quarter of fiscal 2019. As a percentage of net sales, gross profit increased from 40.0% in the third quarter of fiscal 2018 to 41.7% in the third quarter of fiscal 2019. The gross margin increase was the result of an improvement in merchandise margins (0.60%, as a percentage of net sales) and leveraged occupancy, buying, and distribution expenses (1.10%, as a percentage of net sales).

Year-to-date, gross profit increased from $244.8 million for the thirty-nine week period ended November 3, 2018 to $248.9 million for the thirty-nine week period ended November 2, 2019. As a percentage of net sales, gross profit increased from 39.4% for the first three quarters of fiscal 2018 to 39.6% for the first three quarters of fiscal 2019. The gross margin increase for the year-to-date period was the result of leveraged occupancy, buying, and distribution expenses (0.30%, as a percentage of net sales), partially offset by a reduction in merchandise margins (0.10%, as a percentage of net sales).

Selling expenses increased from $50.6 million in the third quarter of fiscal 2018 to $51.3 million in the third quarter of fiscal 2019. As a percentage of net sales, selling expenses decreased from 23.5% for the first three quarters of fiscal 2018 to 22.9% for the first three quarters of fiscal 2019. The improvement was primarily the result of reduced store compensation expense (0.75%, as a percentage of net sales), which was partially offset by increases across certain other selling expenses (0.15%, as a percentage of net sales).

Year-to-date, selling expenses increased from $144.4 million for the first three quarters of fiscal 2018 to $146.4 million for the first three quarters of fiscal 2019. As a percentage of net sales, selling expenses remained flat at 23.3%.

General and administrative expenses decreased from $9.2 million in the third quarter of fiscal 2018 to $8.9 million in the third quarter of fiscal 2019. As a percentage of net sales, general and administrative expenses decreased from 4.3% in the third quarter of fiscal 2018 to 4.0% in the third quarter of fiscal 2019, driven by reductions (as a percentage of net sales) across several expense categories.

Year-to-date, general and administrative expenses increased from $30.7 million for the first three quarters of fiscal 2018 to $30.8 million for the first three quarters of fiscal 2019. As a percentage of net sales, general and administrative expenses remained flat at 4.9%.

As a result of the above changes, the Company's income from operations was $33.3 million in the third quarter of fiscal 2019 compared to $26.3 million in the third quarter of fiscal 2018. Income from operations was 14.8% of net sales in the third quarter of fiscal 2019 compared to 12.2% of net sales in the third quarter of fiscal 2018.

Year-to-date, income from operations was $71.6 million for the thirty-nine week period ended November 2, 2019 compared to $69.7 million for the thirty-nine week period ended November 3, 2018. Income from operations was 11.4% of net sales for the first three quarters of fiscal 2019 compared to 11.2% of net sales for the first three quarters of fiscal 2018.

Other income decreased from $1.3 million in the third quarter of fiscal 2018 to $1.1 million in the third quarter of fiscal 2019. Other income for the year-to-date period increased from $3.8 million for the thirty-nine week period ended November 3, 2018 to $4.4 million for the thirty-nine week period ended November 2, 2019. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 24.5% in the third quarter of fiscal 2019 compared to 25.9% in the third quarter of fiscal 2018, bringing net income to $26.0 million in the third quarter of fiscal 2019 compared to $20.5 million in the third quarter of fiscal 2018.

Income tax expense as a percentage of pre-tax income was 24.5% for the first three quarters of fiscal 2019 compared to 25.9% for the first three quarters of fiscal 2018, bringing year-to-date net income to $57.5 million for fiscal 2019 compared to $54.5 million for fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES

As of November 2, 2019, the Company had working capital of $237.6 million, including $213.8 million of cash and cash equivalents and $31.9 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2019 and fiscal 2018, the Company's cash flow from operations was $64.9 million and $48.6 million, respectively.

The uses of cash for both thirty-nine week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first three quarters of fiscal 2019 and 2018, the Company invested $5.0 million and $6.7 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.5 million and $1.1 million in the first three quarters of fiscal 2019 and 2018, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2019, the Company anticipates completing two additional full remodel projects. Management estimates that total capital expenditures during fiscal 2019 will be approximately $7.0 to $9.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of November 2, 2019, had total cash and investments of $261.5 million, including $15.7 million of long-term investments. The Company does not currently have plans for a merger or acquisition and has fairly consistent plans for new store expansion and remodels. Based upon past results and current plans, management does not anticipate any material swings in the Company's need for cash in the upcoming years.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first three quarters of fiscal 2019 or 2018. The Company had no bank borrowings as of November 2, 2019 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended November 2, 2019 have not changed materially from those utilized for the fiscal year ended February 2, 2019, included in The Buckle Inc.’s 2018 Annual Report on Form 10-K, except as described in Note 1 to the condensed consolidated financial statements.

1.
Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $12.7 million and $16.6 million as of November 2, 2019 and February 2, 2019, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.8 million as of November 2, 2019 and $2.2 million as of February 2, 2019.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of November 2, 2019 and February 2, 2019, $9.1 million and $10.9 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $12.7 million as of November 2, 2019 and $10.6 million as of February 2, 2019. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

The following table identifies the material obligations and commitments as of November 2, 2019:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$14,100	$4,989	$6,476	$2,096	$539
Deferred compensation	15,410	—	—	—	15,410
Total contractual obligations	$29,510	$4,989	$6,476	$2,096	$15,949

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2019 or the first three quarters of fiscal 2018. The Company had outstanding letters of credit totaling $3.3 million and $2.0 million as of November 2, 2019 and February 2, 2019, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended November 2, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Aug. 4, 2019 to Aug. 31, 2019	-	-	-	435,655
Sep. 1, 2019 to Oct. 5, 2019	-	-	-	435,655
Oct. 6, 2019 to Nov. 2, 2019	-	-	-	435,655
	-	-	-

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	December 12, 2019	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	December 12, 2019	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.