Form 10-K
period 2020-02-01
BUCKLE INC
filed 2020-04-01
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2020

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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $554,715,851 on August 3, 2019. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 28,229,814 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 27, 2020, was 49,408,181.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
February 1, 2020

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of February 1, 2020, the Company operated 448 retail stores in 42 states throughout the United States under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-packaging, easy layaways, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers, and this is the Company's strategy for future expansion. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its headquarters and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 448 stores in 42 states at the end of fiscal 2019. All references herein to fiscal 2019 refer to the 52-week period ended February 1, 2020. Fiscal 2018 refers to the 52-week period ended February 2, 2019 and fiscal 2017 refers to the 53-week period ended February 3, 2018. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Marketing and Merchandising

The Company's marketing and merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (40.7% of fiscal 2019 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (32.2% of fiscal 2019 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	February 1, 2020	February 2, 2019	February 3, 2018

Denims	40.7%	41.0%	41.5%
Tops (including sweaters)	32.2	32.8	32.3
Accessories	8.9	8.8	9.1
Footwear	8.0	6.7	6.1
Sportswear/fashions	5.5	6.0	6.2
Outerwear	2.0	2.1	2.0
Casual bottoms	1.1	1.2	1.3
Other	1.6	1.4	1.5
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 61% of the Company's sales during fiscal 2019. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, Red by BKE, Daytrip denim, Gimmicks, Gilded Intent, FITZ + EDDI, Willow & Root denim, Outpost Makers, Departwest, Reclaim, Nova Industries, and Veece. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise, the majority of which they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Miss Me, Rock Revival, KanCan, Bridge by GLY, Flying Monkey, Levi's, and Wrangler. Other key brands include Hurley, Billabong, Affliction, American Fighter, Howitzer, Oakley, Fox, Obey, RVCA, Salvage, 7 Diamonds, Nixon, Free People, White Crow, Salt Life, Corral, Reef, Kustom, Timberland, SOREL, Hey Dude, Steve Madden, SAXX, Stance, Ray-Ban, Wanakome, Champion, Fossil, and G-Shock. The Company expects that brand name merchandise will continue to constitute the majority of sales.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift-packaging, layaways, a guest loyalty program, the Buckle private label credit card, personalized stylist services, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores or from the Company's online order fulfillment center. Customers are encouraged to use the Company's layaway plan, which allows customers to make a partial payment on merchandise that is then held by the store until the balance is paid. For the past three fiscal years, an average of between approximately 0.8% to 2.7% of net sales have been made on a layaway basis, which is recorded as revenue upon delivery of the merchandise to the customer.

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

The Company continually evaluates its store design as part of the overall shopping experience and feels its current design continues to be well received by both guests and developers. This store design contains warm wood fixtures and floors, real brick finishes, and an appealing ceiling and lighting layout that creates a comfortable environment for the guest to shop. The Company has been able to modify the store design for specialized venues including lifestyle centers and larger mall fronts. The signature Buckle-B icon is used throughout the store on fixtures, graphic images, and print materials to reinforce the brand identity. To enhance selling and product presentation, the Company continues to update the fixtures in its stores. New tables and fixtures have been added to the Company’s signature store design in each of the last several fiscal years. The new tables and fixtures were also rolled out to certain existing stores to update their looks as well.

Marketing and Advertising

In fiscal 2019, the Company spent $11.4 million, or 1.3% of net sales, on integrated, targeted seasonal marketing campaigns, digital marketing efforts, and in-store point-of-sale materials. A coordinated effort to amplify value and relevance through brand image, voice, and experience is presented in store window displays and merchandising presentations throughout the store, on digital commerce platforms, and at off-site activities to enhance and differentiate the Company brand's image. Promotions such as sweepstakes, gift with purchase offers, and special events are offered to enhance the guest’s shopping experience. Seasonal guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the first-choice for these specialty branded fashions.

The Company also offers programs to build and strengthen its relationship with loyal guests. Two different programs work to achieve these goals. In fiscal 2016, the Company phased out its previous frequent shopper program (the Buckle Primo Card) and replaced it with an improved electronic loyalty program called Buckle Guest Loyalty. Both the former Buckle Primo Card and the new Buckle Guest Loyalty program are available to all guests who elect to participate and the rewards structure for both programs is similar. In addition, private label credit card guests receive even more benefits when they use their Buckle Card. The B-Rewards incentive program rewards loyal cardholders with a B-Rewards gift card at the end of each rewards period and invites them back into the store. The Company extends other exclusive benefits to active Buckle cardholders such as special bonus B-Rewards periods, targeted mailings, and exclusive gift with purchase offers. The Company provides special Buckle Black and Buckle Exclusive cardholder programs for its most loyal Buckle Card guests. Buckle Black cardholders must purchase at least $500 annually and Buckle Exclusive cardholders must spend at least $1,000 annually. These guests receive exclusively designed cards and enjoy additional benefits including free ground shipping on special orders and online purchases, as well as extended B-Reward redemption periods. The Buckle Card marketing program is partially funded by Comenity Bank, a third-party bank that owns the Buckle Card accounts.

The Company publishes a corporate web site at www.buckle.com. The Company’s web site serves as a portal to enhance, influence and help it's valued guests through their decision journey, and to reach a growing online audience. Buckle.com is an e-Commerce enabled channel with an interactive, informative, and brand building environment where guests can shop, discover, learn, engage, and seek information, as well as search for career opportunities and read the Company’s latest financial news. The Company also maintains an opt-in email database. Targeted email campaigns are deployed informing guests of the latest promotions and product offerings. Paid-search, organic-search, and affiliate marketing programs are managed to increase online and in-store traffic. Buckle’s online store was launched April 26, 1999 as a marketing tool, to extend the Company’s brand beyond the physical locations. The Company launched a completely redesigned Buckle.com on a new e-Commerce platform on June 8, 2016. The new site provided several updates and enhancements designed to improve both the performance of the site and the overall shopping experience.

Store Operations

The Company has an Executive Vice President of Stores, a Vice President of Sales, an Associate Vice President of Sales, 2 Directors of Sales, 4 Regional Managers, 21 District Managers, and 88 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and Christmas seasons. Almost every location also employs an alterations person.

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

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.6% of net sales in fiscal year 2019, 0.5% of net sales in fiscal year 2018, and 0.6% in fiscal year 2017.

The average store is approximately 5,150 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 1,937 square feet to 9,000 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team is led by the Vice President of Women’s Merchandising and Senior Vice President of Men’s Merchandising, who have over 55 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

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

In fiscal 2019, Axis Denim (which produces private label denim for the Company) accounted for 16.2% of net sales and Miss Me/Rock Revival accounted for 13.1% of the Company’s net sales. No other vendor accounted for more than 10% of the Company’s net sales. Other current significant vendors include KanCan, Bridge by GLY, Flying Monkey, Levi's, Wrangler, Hurley, Billabong, Affliction, American Fighter, Howitzer, Oakley, Fox, Obey, RVCA, Salvage, 7 Diamonds, Nixon, Free People, White Crow, Salt Life, Corral, Reef, Kustom, Timberland, SOREL, Hey Dude, Steve Madden, SAXX, Stance, Ray-Ban, Wanakome, Champion, Fossil, and G-Shock. The Company continually strives to offer brands that are currently popular with its customers and, therefore, the Company's suppliers and purchases from specific vendors may vary significantly from year to year.

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

The Company has developed an effective system for tracking merchandise from the time it is checked in at the Company's distribution center until it arrives at the stores and is sold to a customer. The system's function is to ensure that store shipments are delivered accurately and promptly, to account for inventory, and to assist in allocating merchandise among stores. Management can track, on a daily basis, which merchandise is selling at specific locations and direct transfers of merchandise from one store to another as necessary. This allows stores to carry a reduced inventory while at the same time satisfying customer demand.

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

Store Locations and Expansion Strategies

As of March 27, 2020, the Company operated 446 stores in 42 states. The existing stores are in 3 downtown locations, 16 strip centers, 56 lifestyle centers, and 371 shopping malls. The Company anticipates opening three new stores in fiscal 2020. The following table lists the location of existing stores as of March 27, 2020:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	7	Maryland	2	Oregon	6
Alaska	1	Michigan	18	Pennsylvania	9
Arizona	12	Minnesota	12	South Carolina	4
Arkansas	7	Mississippi	5	South Dakota	3
California	15	Missouri	14	Tennessee	12
Colorado	14	Montana	6	Texas	53
Florida	22	Nebraska	13	Utah	11
Georgia	10	Nevada	5	Virginia	4
Idaho	8	New Jersey	1	Washington	14
Illinois	16	New Mexico	5	West Virginia	6
Indiana	15	New York	4	Wisconsin	11
Iowa	17	North Carolina	12	Wyoming	2
Kansas	16	North Dakota	4	Total	446
Kentucky	6	Ohio	22
Louisiana	11	Oklahoma	11

Over the past ten years, Buckle has grown its number of stores from 401 at the beginning of fiscal 2010 to 448 at the end of fiscal 2019. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2010 through the end of fiscal 2019:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2010	401	21	2	420
2011	420	13	2	431
2012	431	10	1	440
2013	440	13	3	450
2014	450	16	6	460
2015	460	9	1	468
2016	468	5	6	467
2017	467	2	12	457
2018	457	—	7	450
2019	450	2	4	448

The Company's criteria used when considering a particular location for expansion include:

•	Market area, including proximity to existing markets to capitalize on name recognition;

•	Trade area population (number, average age, and college population);

•	Economic vitality of market area;

•	Mall location, anchor tenants, tenant mix, and average sales per square foot;

•	Available location within a mall, square footage, storefront width, and facility of using the current store design;

•	Availability of experienced management personnel for the market;

•	Cost of rent, including minimum rent, common area, and extra charges;

•	Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $1.0 million, including construction costs of approximately $0.8 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening three new stores during fiscal 2020 and expects to complete approximately four full remodels. Year-to-date through March 27, 2020, the Company has closed two stores in fiscal 2020 with no other specific store closings currently planned for the remainder of the year. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2020. The Company anticipates capital spending of approximately $7.0 to $10.0 million during fiscal 2020, which includes primarily planned store projects and technology investments.

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

Employees

As of February 1, 2020, the Company had approximately 7,000 employees - approximately 2,800 of whom were full-time. The Company has an experienced management team and most of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center employees, primarily due to the number of part-time employees. However, the Company has not experienced significant difficulty in hiring qualified personnel. Of the total employees, approximately 840 are employed at the corporate headquarters and in the distribution center. None of the Company's employees are represented by a union. Management believes that employee relations are good.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Dick's Sporting Goods, Gap, H&M, Hollister, Pacific Sunwear, Scheels, Tilly’s, Urban Outfitters, and Zumiez. The men's market also competes with certain department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, Altar'd State, American Eagle Outfitters, Express, Forever 21, Francesca's, Gap, H&M, Hollister, Maurices, Pacific Sunwear, Scheels, Tilly's, Urban Outfitters, and Zumiez. The women's market also competes with department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

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

Seasonality

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2019, 2018, and 2017, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales.

Trademarks

“BUCKLE”, “THE BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, "BKE RED", "BEST BRANDS. FAVORITE JEANS.", "BKE SPORT", "BKE RESERVE", "BUCKLE BELIEVES", "FADE BY BKE", "SOLELY BLACK BY BKE", "FITZ + EDDI", "BUCKLE SELECT", "IN THESE BLUES", "POETIC REBEL", "UNTAMED SOUL", "WILLOW & ROOT", "TWINE & STARK", "INDIE SPIRIT DESIGNS", "BKE CORE", "GILDED INTENT", "#BUCKLEDOUT", "QUINN & COPPER", "LEGACY COLLECTION BY BKE", "SWEET HARMONY BY BUCKLE", "DAYTRIP REFINED", "WHEREVER YOU WANDER BY BUCKLE", "RED BY BKE", "#INTHESEBLUES", "J.B. HOLT", "OUTPOST MAKERS", "DEPARTWEST", "STONE REFINERY", "stylized G", "GREHY", "NOVA INDUSTRIES", "SAY YOU WILL", "BRILL BOUTIQUE" and “B” icon are federally registered trademarks of the Company. The Company also owns trademarks for certain product designs. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 78. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 70. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesman while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 42. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Kari G. Smith, age 56. Ms. Smith is Executive Vice President of Stores and a Director of the Company. She was elected a Director effective February 4, 2018 and was appointed Executive Vice President of Stores on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Brett P. Milkie, age 60. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Robert M. Carlberg, age 56. Mr. Carlberg is Senior Vice President of Men’s Merchandising. He was appointed to this position on March 6, 2014, after having served as Vice President of Men's Merchandising since December 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

Michelle Hoffman, age 58. Ms. Hoffman is Vice President of Sales. She was appointed to this position on March 6, 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and most recently Regional Manager since 2008.

Kelli D. Molczyk, age 41. Ms. Molczyk is Vice President of Women's Merchandising. She was appointed to this position on December 8, 2014. Ms. Molczyk has been employed by the Company since 1999 and has served in various roles on the women's merchandising team since that time, including most recently as Divisional Merchandise Manager.

Diane L. Applegate, age 55. Ms. Applegate is Vice President of Supply Chain and Merchandising Operations. She was appointed to this position on December 8, 2014. Ms. Applegate has been employed by the Company since 1983 and has served in various roles of increasing responsibility on the merchandise operations and e-commerce teams, including as Director of Merchandise Operations since 2000.

Brady M. Fritz, age 40. Ms. Fritz is General Counsel and Corporate Secretary. She was appointed to this position on December 10, 2018. Ms. Fritz was hired by the Company on December 10, 2018 after having served Cargill Incorporated for over 10 years in several roles of increasing responsibility, including most recently as Global Legal Operations Leader and Senior Attorney. Prior to joining Cargill Incorporated, Ms. Fritz began her career at Scudder Law Firm in Lincoln, Nebraska.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 39.0% of net sales for fiscal 2019 and 37.5% for fiscal 2018. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2020, the Company plans to open three new stores. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Impact to the Operations of The Company's Facilities and Retail Stores Resulting from the Recent Outbreak of the Novel Coronavirus ("COVID-19") or Other Global Pandemics. The Company currently has a concentration of facilities in Kearney, Nebraska, including its corporate office, distribution center, and online fulfillment center. The Company also has an office in Overland Park, Kansas for its men's buying team. The Company is dependent on the successful operation of these facilities to sustain its operations, including the operation of its online business at buckle.com and its 446 stores in 42 states across the United States.

The recent outbreak of COVID-19 poses public health risks that have reached epidemic or global pandemic proportions. This outbreak could directly threaten the health of the Company's employees, vendors, and customers. The operation of all of the Company's facilities is critically dependent on the employees who staff these locations. In addition, federal and state governments have imposed restrictions ranging from limitations on public interaction to mandatory quarantine in affected areas. Any events that threaten the operation of the Company's facilities or retail stores, including the recent outbreak of COVID-19, could have a material adverse effect on the Company's business. This coupled with the potential reduction in consumer spending could materially impact the Company's financial condition and results of operations. Further, these events may also limit the ability of the Company's vendors/manufacturers to operate, which would limit or delay the receipt of new merchandise.

Subsequent to the end of the fiscal year, the Company announced that it was indefinitely closing all of its brick and mortar stores effective March 18, 2020 in response to the global COVID-19 pandemic. The Company also announced that it was furloughing the majority of its store and corporate office teammates effective April 5, 2020. The Company cannot reasonably estimate the length or severity of this pandemic, but expects that it will have a material adverse impact on the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of February 1, 2020, including automatic renewal options, expiring on or before January 31st of each year is as follows:

Year	Number of Expiring Leases

2021	104
2022	83
2023	64
2024	59
2025	57
2026	29
2027	41
2028 and later	11
Total	448

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

Dividend Payments

During fiscal 2017, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $1.75 per share in the fourth quarter. During fiscal 2018, the Company paid cash dividends of $0.25 per share in each of the four quarters and also paid a special cash dividend of $1.00 per share in the fourth quarter. During fiscal 2019, cash dividends were $0.25 per share in each of the first three quarters and $0.30 per share in the fourth quarter. The Company also paid a special cash dividend of $1.25 per share in the fourth quarter of fiscal 2019. As announced on March 24, 2020, at its quarterly meeting on March 23, 2020, the Company's Board of Director's suspended the Company's quarterly cash dividend in order to maintain the Company's cash position and give it financial flexibility given the uncertainty regarding the potential length and severity of the global COVID-19 pandemic as well as the potential impact to the Company.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 1, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 3, 2019 to Nov. 30, 2019	—	—	—	435,655
Dec. 1, 2019 to Jan. 4, 2020	—	—	—	435,655
Jan. 5, 2020 to Feb. 1, 2020	—	—	—	435,655
Total	—	—	—

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2020

$160
$140
$120
$100
$80
$60
$40
$20
1/31/2015
1/30/2016
1/28/2017
2/3/2018
2/2/2019
2/1/2020
Period Ending
The Buckle, Inc.
Russell 2000 Index
Peer Group

Total Return Analysis	1/31/2015	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020

The Buckle, Inc.	$100.00	$59.51	$46.34	$51.20	$50.20	$77.92
Russell 2000 Index	100.00	90.08	121.06	138.48	136.22	148.50
Peer Group	100.00	91.25	70.11	75.62	63.39	52.90

The Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, GPS, LB, TLYS, URBN, ZUMZ, EXPR, GES, ASNA, and GCO.

The following table lists the Company’s quarterly market range for fiscal years 2019, 2018, and 2017, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	February 1, 2020		February 2, 2019		February 3, 2018
Quarter	High	Low	High	Low	High	Low

First	$19.92	$16.85	$24.00	$17.80	$21.85	$16.00
Second	21.16	14.81	28.80	22.05	20.40	16.05
Third	22.26	16.85	29.65	18.03	17.50	13.50
Fourth	28.52	21.10	22.80	17.03	25.11	16.05

The number of record holders of the Company’s common stock as of March 27, 2020 was 450. Based upon information from the principal market makers, the Company believes there are more than 20,000 beneficial owners. The closing price of the Company’s common stock on March 27, 2020 was $15.26.

Additional information required by this item appears in the Notes to Consolidated Financial Statements contained herein under Footnote K "Stock-Based Compensation" and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (d)	January 28, 2017	January 30, 2016
Income Statement Data
Net sales	$900,254	$885,496	$913,380	$974,873	$1,119,616
Cost of sales (including buying, distribution, and occupancy costs)	522,780	519,423	533,357	577,705	638,215
Gross profit	377,474	366,073	380,023	397,168	481,401
Selling expenses	204,480	202,032	206,068	205,933	212,531
General and administrative expenses	41,497	43,113	39,877	38,475	39,282
Income from operations	131,497	120,928	134,078	152,760	229,588
Other income, net	6,210	5,716	5,407	3,511	5,236
Income before income taxes	137,707	126,644	139,485	156,271	234,824
Provision for income taxes	33,278	31,036	49,778	58,310	87,541
Net income	$104,429	$95,608	$89,707	$97,961	$147,283
Basic earnings per share	$2.15	$1.97	$1.86	$2.04	$3.06
Diluted earnings per share	$2.14	$1.97	$1.85	$2.03	$3.06
Dividends declared per share (a)	$2.30	$2.00	$2.75	$1.75	$1.94

Selected Operating Data
Stores open at end of period	448	450	457	467	468
Average sales per square foot	$341	$334	$344	$370	$430
Average sales per store (000's)	$1,763	$1,715	$1,761	$1,860	$2,180
Comparable store sales change (b)	2.2%	(0.9)%	(7.2)%	(13.5)%	(4.4)%

Balance Sheet Data (c)
Working capital	$206,189	$280,214	$262,678	$287,841	$255,271
Long-term investments	$15,863	$18,745	$21,453	$18,092	$33,826
Total assets	$867,890	$527,302	$538,116	$579,847	$572,773
Long-term debt	$—	$—	$—	$—	$—
Stockholders' equity	$389,148	$393,877	$391,248	$430,539	$412,643

(a)
During fiscal 2015, cash dividends were $0.23 per share in each of the first three quarters and $0.25 per share in the fourth quarter. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2015. During fiscal 2016, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $0.75 per share in the fourth quarter of fiscal 2016. During fiscal 2017, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.75 per share in the fourth quarter of fiscal 2017. During fiscal 2018, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2018. During fiscal 2019, cash dividends were $0.25 per share in each of the first three quarters and $0.30 per share in the fourth quarter. The Company also paid a special cash dividend of $1.25 per share in the fourth quarter of fiscal 2019.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	February 1, 2020	February 2, 2019	February 3, 2018	Fiscal Year 2018 to 2019	Fiscal Year 2017 to 2018

Net sales	100.0%	100.0%	100.0%	1.7%	(3.1)%
Cost of sales (including buying, distribution, and occupancy costs)	58.1%	58.7%	58.4%	0.6%	(2.6)%
Gross profit	41.9%	41.3%	41.6%	3.1%	(3.7)%
Selling expenses	22.7%	22.8%	22.5%	1.2%	(2.0)%
General and administrative expenses	4.6%	4.9%	4.4%	(3.7)%	8.1%
Income from operations	14.6%	13.6%	14.7%	8.7%	(9.8)%
Other income, net	0.7%	0.7%	0.6%	8.6%	5.7%
Income before income taxes	15.3%	14.3%	15.3%	8.7%	(9.2)%
Provision for income taxes	3.7%	3.5%	5.5%	7.2%	(37.7)%
Net income	11.6%	10.8%	9.8%	9.2%	6.6%

Fiscal 2019 Compared to Fiscal 2018

Net sales for the 52-week fiscal year ended February 1, 2020, increased 1.7% to $900.3 million from net sales of $885.5 million for the 52-week fiscal year ended February 2, 2019. Comparable store net sales for the 52-week fiscal year increased 2.2% from comparable store net sales for the prior year 52-week period ended February 2, 2019. The comparable store sales increase was primarily attributable to a 2.7% increase in the number of transactions and a 2.1% increase in the average number of units sold per transaction, partially offset by a 2.4% reduction in the average retail price per piece of merchandise sold. Total net sales for the year were also impacted by the closing of 7 stores during fiscal 2018 and by the opening of 2 news stores and closure of 4 stores during fiscal 2019. Online sales for the fiscal year increased 6.9% to $110.8 million for the 52-week fiscal year ended February 1, 2020 compared to $103.7 million for the 52-week fiscal year ended February 2, 2019. Average sales per square foot for fiscal 2019 increased 2.0% from $334 to $341. Total square footage as of February 1, 2020 was 2.320 million compared to 2.335 million as of February 2, 2019.

The Company’s average retail price per piece of merchandise sold decreased $1.10, or 2.4%, during fiscal 2019 compared to fiscal 2018. This $1.10 decrease was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 1.9% reduction in average denim price points (-$0.35), a 8.0% reduction in average accessories price points (-$0.34), a 5.5% reduction in average footwear price points (-$0.20), and a reduction in average price points for certain other merchandise categories (-$0.21). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs increased from $366.1 million in fiscal 2018 to $377.5 million in fiscal 2019. As a percentage of net sales, gross profit was 41.9% in fiscal 2019 compared to 41.3% in fiscal 2018. The increase was attributable to an improvement in merchandise margins (0.40%, as a percentage of net sales) and a reduction in occupancy, buying, and distribution expenses (0.20%, as a percentage of net sales). Merchandise shrinkage was 0.6% of net sales for fiscal 2019 compared to 0.5% of net sales for fiscal 2018.

Selling expenses increased from $202.0 million in fiscal 2018 to $204.5 million in fiscal 2019. As a percentage of net sales, selling expenses decreased from 22.8% in fiscal 2018 to 22.7% in fiscal 2019. The decrease was primarily attributable to a reduction in store compensation expense (0.15%, as a percentage of net sales), partially offset by increases in online fulfillment and certain other selling expenses (0.05%, as a percentage of net sales).

General and administrative expenses decreased from $43.1 million in fiscal 2018 to $41.5 million in fiscal 2019. As a percentage of net sales, general and administrative expenses decreased from 4.9% in fiscal 2018 to 4.6% in fiscal 2019. The decrease was driven by reductions (as a percentage of net sales) across several expense categories.

As a result of the above changes, the Company’s income from operations increased from $120.9 million for fiscal 2018 to $131.5 million for fiscal 2019. Income from operations was 14.6% as a percentage of net sales in fiscal 2019 compared to 13.6% as a percentage of net sales in fiscal 2018.

Other income was $6.2 million in fiscal 2019 compared to $5.7 million in fiscal 2018. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 24.2% in fiscal 2019 and 24.5% in fiscal 2018, bringing net income to $104.4 million in fiscal 2019 versus $95.6 million in fiscal 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

As of February 1, 2020, the Company had working capital of $206.2 million, including $221.0 million of cash and cash equivalents and $12.5 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2019, 2018, and 2017 the Company's cash flow from operations was $130.7 million, $108.7 million, and $119.7 million, respectively. Changes in operating cash flow between each of the three years is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow was also impacted by the timing of certain other payments, including rent and income taxes.

During fiscal 2019, 2018, and 2017, the Company invested $6.4 million, $8.3 million, and $12.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $0.9 million, $1.7 million, and $1.0 million in fiscal 2019, 2018, and 2017, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During fiscal 2020, the Company anticipates opening 3 new stores and completing approximately 4 store remodels and/or relocations. Management estimates that total capital expenditures during fiscal 2020 will be approximately $7.0 to $10.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of February 1, 2020, had total cash and investments of $249.4 million, including $15.9 million of long-term investments. The Company does not currently have plans for any merger or acquisition, and has fairly consistent plans for store projects. Based upon past results and current plans, management does not anticipate any large swings in the Company’s need for cash in the upcoming years.

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

As further disclosed in Footnote O of the Consolidated Financial Statements, subsequent to the end of the fiscal year the Company announced that it was indefinitely closing all of its brick and mortar stores effective March 18, 2020 in response to the global COVID-19 pandemic. The Company also announced that it was furloughing the majority of its store and corporate office teammates effective April 5, 2020. The Company cannot reasonably estimate the length or severity of this pandemic, but expects that it will have a material adverse impact on the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2019, 2018, and 2017. The Company had no bank borrowings as of February 1, 2020 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2019, the Company paid total cash dividends of $112.9 million as follows: $0.25 per share in each of the first three quarters, $0.30 per share in the fourth quarter, and a special cash dividend of $1.25 per share in the fourth quarter. During fiscal 2018, the Company paid total cash dividends of $97.7 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $1.00 per share in the fourth quarter. During fiscal 2017, the Company paid total cash dividends of $133.9 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $1.75 per share in the fourth quarter. As announced on March 24, 2020, at its quarterly meeting on March 23, 2020, the Company's Board of Director's suspended the Company's quarterly cash dividend in order to maintain the Company's cash position and give it financial flexibility given the uncertainty regarding the potential length and severity of the global COVID-19 pandemic as well as the potential impact to the Company.

Stock repurchase plan - During fiscal 2019, the Company repurchased 4,552 shares of its common stock at an average price of $14.92 per share. The Company did not repurchase any of shares of its common stock during fiscal 2018 or fiscal 2017. As of February 1, 2020, 435,655 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.
Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $15.3 million and $16.6 million as of February 1, 2020 and February 2, 2019, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.3 million as of February 1, 2020 and $2.2 million as of February 2, 2019.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 1, 2020 and February 2, 2019, $9.6 million and $10.9 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $12.2 million as of February 1, 2020 and $10.6 million as of February 2, 2019. The Company is not aware of any events, conditions, or changes in demand or price that would indicate that its inventory valuation may not be materially accurate at this time.

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

4.
Leases. Effective February 3, 2019, the Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). As a result of the adoption of the standard, the Company recognized net right-of-use (“ROU”) assets and lease liabilities of approximately $362.6 million and $389.8 million, respectively, as of February 3, 2019 based on the present value of the total fixed payments for retail store and corporate office operating leases. Refer to Footnote A, Summary of Significant Accounting Policies, and Footnote D, Leases, for further details.

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

The following table identifies the material obligations and commitments as of February 1, 2020:

	Payments Due by Period
Contractual obligations (dollar amounts in thousands):	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Purchase obligations	$13,497	$5,035	$6,483	$1,642	$337
Deferred compensation	15,863	—	—	—	15,863
Operating lease payments (a)	417,459	100,016	157,939	104,113	55,391
Total contractual obligations	$446,819	$105,051	$164,422	$105,755	$71,591
(a) See Footnote D of the Consolidated Financial Statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2019, 2018, and 2017. The Company had outstanding letters of credit totaling $1.5 million and $2.0 million as of February 1, 2020 and February 2, 2019, respectively. The Company has no other off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.3 million as of both February 1, 2020 and February 2, 2019, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended February 1, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note A to the financial statements, effective February 3, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

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
April 1, 2020

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	February 1, 2020	February 2, 2019

CURRENT ASSETS:
Cash and cash equivalents	$220,969	$168,471
Short-term investments (Notes B and C)	12,532	51,546
Receivables	3,136	7,089
Inventory	121,258	125,190
Prepaid expenses and other assets	20,935	18,136
Total current assets	378,830	370,432

PROPERTY AND EQUIPMENT (Note E)	452,205	452,187
Less accumulated depreciation and amortization	(338,357)	(321,505)
	113,848	130,682

OPERATING LEASE RIGHT-OF-USE ASSETS (Note D)	350,088	—
LONG-TERM INVESTMENTS (Notes B and C)	15,863	18,745
OTHER ASSETS (Notes G and H)	9,261	7,443

Total assets	$867,890	$527,302

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,491	$29,008
Accrued employee compensation	22,929	21,452
Accrued store operating expenses	17,837	17,982
Gift certificates redeemable	15,319	16,634
Current portion of operating lease liabilities (Note D)	87,314	—
Income taxes payable (Note G)	2,751	5,142
Total current liabilities	172,641	90,218

DEFERRED COMPENSATION (Note J)	15,863	13,978
NON-CURRENT OPERATING LEASE LIABILITIES (Note D)	290,238	—
DEFERRED RENT LIABILITY	—	29,229
Total liabilities	478,742	133,425

COMMITMENTS (Notes F and I)

STOCKHOLDERS’ EQUITY (Note K):
Common stock, authorized 100,000,000 shares of $.01 par value; 49,205,681 and 49,017,395 shares issued and outstanding at February 1, 2020 and February 2, 2019, respectively	492	490
Additional paid-in capital	152,258	148,564
Retained earnings	236,398	244,823
Total stockholders’ equity	389,148	393,877

Total liabilities and stockholders' equity	$867,890	$527,302

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018

SALES, Net of returns and allowances	$900,254	$885,496	$913,380

COST OF SALES (Including buying, distribution, and occupancy costs)	522,780	519,423	533,357

Gross profit	377,474	366,073	380,023

OPERATING EXPENSES:
Selling	204,480	202,032	206,068
General and administrative	41,497	43,113	39,877
	245,977	245,145	245,945

INCOME FROM OPERATIONS	131,497	120,928	134,078

OTHER INCOME, Net	6,210	5,716	5,407

INCOME BEFORE INCOME TAXES	137,707	126,644	139,485

PROVISION FOR INCOME TAXES (Note G)	33,278	31,036	49,778

NET INCOME	$104,429	$95,608	$89,707

EARNINGS PER SHARE (Note L):
Basic	$2.15	$1.97	$1.86

Diluted	$2.14	$1.97	$1.85

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018

NET INCOME	$104,429	$95,608	$89,707

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax of $0, $31, and $17, respectively	—	89	(7)
Other comprehensive income	—	89	(7)

COMPREHENSIVE INCOME	$104,429	$95,697	$89,700

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, January 28, 2017	48,622,780	$486	$139,398	$290,737	$(82)	$430,539

Net income	—	—	—	89,707	—	89,707
Dividends paid on common stock, ($2.75 per share)	—	—	—	(133,874)	—	(133,874)
Issuance of non-vested stock, net of forfeitures	193,390	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,883	—	—	4,883
Change in unrealized loss on investments, net of tax	—	—	—	—	(7)	(7)

BALANCE, February 3, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248

Net income	—	—	—	95,608	—	95,608
Dividends paid on common stock, ($2.00 per share)	—	—	—	(97,744)	—	(97,744)
Issuance of non-vested stock, net of forfeitures	201,225	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,287	—	—	4,287
Change in unrealized loss on investments, net of tax	—	—	—	—	89	89
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	389	—	389

BALANCE, February 2, 2019	49,017,395	$490	$148,564	$244,823	$—	$393,877

Net income	—	—	—	104,429	—	104,429
Dividends paid on common stock, ($2.30 per share)	—	—	—	(112,854)	—	(112,854)
Issuance of non-vested stock, net of forfeitures	192,838	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,764	—	—	3,764
Common stock purchased and retired	(4,552)	—	(68)	—	—	(68)

BALANCE, February 1, 2020	49,205,681	$492	$152,258	$236,398	$—	$389,148

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$104,429	$95,608	$89,707
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,789	26,848	30,745
Amortization of non-vested stock grants, net of forfeitures	3,764	4,287	4,883
Deferred income taxes	(1,986)	(1,099)	(340)
Other	504	1,925	1,628
Changes in operating assets and liabilities:
Receivables	815	(550)	(413)
Inventory	3,932	(7,487)	7,687
Prepaid expenses and other assets	(2,799)	(66)	(12,047)
Accounts payable	(2,667)	276	4,584
Accrued employee compensation	1,477	(855)	(4,599)
Accrued store operating expenses	(1,108)	2,336	951
Gift certificates redeemable	(1,315)	(1,568)	(2,997)
Income taxes payable	747	(5,173)	1,662
Other assets and liabilities	1,083	(5,755)	(1,730)

Net cash flows from operating activities	130,665	108,727	119,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,322)	(10,021)	(13,462)
Proceeds from sale of property and equipment	13	150	263
Change in other assets	168	158	92
Purchases of investments	(25,629)	(74,215)	(56,631)
Proceeds from sales/maturities of investments	67,525	76,330	52,441

Net cash flows from investing activities	34,755	(7,598)	(17,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	(68)	—	—
Payment of dividends	(112,854)	(97,744)	(133,874)

Net cash flows from financing activities	(112,922)	(97,744)	(133,874)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,498	3,385	(31,450)

CASH AND CASH EQUIVALENTS, Beginning of year	168,471	165,086	196,536

CASH AND CASH EQUIVALENTS, End of year	$220,969	$168,471	$165,086

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2019 represents the 52-week period ended February 1, 2020, fiscal 2018 represents the 52-week period ended February 2, 2019, and fiscal 2017 represents the 53-week period ended February 3, 2018.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company operated 448 stores located in 42 states throughout the United States as of February 1, 2020.

During fiscal 2019, the Company opened 2 new stores, substantially remodeled 5 stores, and closed 4 stores. During fiscal 2018, the Company did not open any new stores, substantially remodeled 6 stores, and closed 7 stores. During fiscal 2017, the Company opened 2 new stores, substantially remodeled 8 stores, and closed 12 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $15,319 and $16,634 as of February 1, 2020 and February 2, 2019, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The accrued liability for reserve for sales returns was $2,257 as of February 1, 2020 and $2,182 as of February 2, 2019.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 1, 2020 and February 2, 2019, $9,615 and $10,910 was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. The adjustment to inventory for markdowns and/or obsolescence reduced the Company’s inventory valuation by $12,178 and $10,586 as of February 1, 2020 and February 2, 2019, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and were $11,406, $10,661, and $18,075 for fiscal years 2019, 2018, and 2017, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $685 and $890 as of February 1, 2020 and February 2, 2019, respectively.

Leases - The Company adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842) effective February 3, 2019. For fiscal years ending prior to this date, the Company followed the guidance for leases under FASB Accounting Standards Codification ("ASC") Topic 840, Leases. See Recently Issued Accounting Pronouncements below and Footnote D, Leases, for further details.

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

Recently Issued Accounting Pronouncements - In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), which superseded the requirements in ASC Topic 840, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company adopted Topic 842 on February 3, 2019, using the optional transition method. Under this transition method, the prior period comparative information has not been adjusted and continues to be reported under Topic 840. The Company has elected to apply the "practical expedient package," which permits it to not reassess previous conclusions around lease identification, lease classification, and initial direct costs. Topic 842 also provides a practical expedient to not separate lease and non-lease components for new leases as well as existing leases through transition, which the Company has elected to apply for each class of underlying assets. The Company did not elect the use of the hindsight practical expedient. Further, the Company has made an accounting policy election to exclude short-term leases from the recognition requirements.

As a result of the adoption of the standard, the Company recognized net ROU assets and operating lease liabilities of approximately $362,589 and $389,849, respectively, as of February 3, 2019 based on the present value of the total fixed payments for retail store and corporate office operating leases. These payments were discounted using the Company's incremental borrowing rate which was determined based on information available at the commencement date, including lease term. The adoption of Topic 842 did not have a material impact on the Company's results of operations for the fifty-two week period ended February 1, 2020. See Footnote D, Leases, for further details.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value investments. The amendments are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. The Company will adopt this ASU in fiscal 2020 and does not expect a material impact from the adoption to its Consolidated Financial Statements.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2019, 2018, and 2017 of $(150), $(38), and $276, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $559, $409, and $371 as of February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2019, 2018, and 2017 of $34,516, $37,309, and $48,456, respectively.

B.	INVESTMENTS

The following is a summary of investments as of February 1, 2020:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,532	$13	$(1)	$—	$12,544

Trading Securities:
Mutual funds	$14,563	$1,300	$—	$—	$15,863

The following is a summary of investments as of February 2, 2019:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$56,313	$65	$(7)	$—	$56,371

Trading Securities:
Mutual funds	$13,364	$614	$—	$—	$13,978

The amortized cost and fair value of debt securities by contractual maturity as of February 1, 2020 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$12,532	$12,544
1 - 5 years	—	—
Total	$12,532	$12,544

As of February 1, 2020, all of the Company's investments in held-to-maturity securities are classified in short-term investments. As of February 2, 2019, $4,767 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of February 1, 2020 and February 2, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2020	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	15,863	—	—	15,863

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 2, 2019	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	13,978	—	—	13,978

Securities included in Level 1 represent securities which have publicly traded quoted prices.There were no transfers of securities between Levels 1, 2, or 3 during the fiscal years ended February 1, 2020 or February 2, 2019. The Company’s policy is to recognize transfers in and transfers out as of the beginning of the reporting period in which the transfer occurred.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of February 1, 2020, the fair value of held-to-maturity securities was $12,544 compared to the carrying amount of $12,532. As of February 2, 2019, the fair value of held-to-maturity securities was $56,371 compared to the carrying amount of $56,313.

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

D.	LEASES

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

As part of the Company's adoption of Topic 842, as previously discussed in Footnote A, the Company elected to apply the practical expedient to account for lease components (e.g. fixed payments for rent, insurance, and real estate taxes) and nonlease components (e.g. fixed payments for common area maintenance) together as a single component for all underlying asset classes. Additionally, the Company elected as an accounting policy to exclude short-term leases from the recognition requirements.

Lease expense is included in cost of sales in the consolidated statements of income. The components of total lease cost are as follows:

Fiscal Year Ended
February 1, 2020

Operating lease cost	$90,719
Variable lease cost (a)	31,312
Total lease cost	$122,031

(a)
Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

Fiscal Year Ended
February 1, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91,671

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$63,090

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of February 1, 2020, the weighted-average remaining lease term was 5.2 years and the weighted-average discount rate was 3.9%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of February 1, 2020:

Fiscal Year	Operating Leases (a)
2020	$100,016
2021	85,436
2022	72,503
2023	59,436
2024	44,677
Thereafter	55,391
Total lease payments	417,459
Less: Imputed interest	39,907
Total operating lease liability	$377,552
(a)     Operating lease payments exclude $1,355 of legally binding minimum lease payments for leases signed, but not yet commenced.

Under the previous lease accounting standard our future minimum rent payments for operating leases with remaining lease terms in excess of one year as of February 2, 2019 were as follows:

Fiscal Year	Minimum Rental Commitments
2019	$66,303
2020	55,914
2021	45,908
2022	38,357
2023	31,528
Thereafter	49,249
Total minimum rental commitments	$287,259

E.	PROPERTY AND EQUIPMENT

	February 1, 2020	February 2, 2019

Land	$2,491	$2,491
Building and improvements	43,267	43,243
Office equipment	12,494	12,388
Transportation equipment	21,010	20,993
Leasehold improvements	166,539	167,023
Furniture and fixtures	176,150	176,389
Shipping/receiving equipment	29,325	29,266
Construction-in-progress	929	394
Total	$452,205	$452,187

F.	FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of February 1, 2020 and February 2, 2019. There were no bank borrowings during fiscal 2019, 2018, and 2017. The Company had outstanding letters of credit totaling $1,523 and $1,986 as of February 1, 2020 and February 2, 2019, respectively.

G.	INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act included many changes to the U.S. tax code including reducing the U.S. federal corporate tax rate from 35.0% to 21.0% effective January 1, 2018. This change reduced the Company's effective tax rate for the fiscal year ended February 3, 2018, based on the 21.0% rate being in effect for one month of the fiscal year, and then further reduced the Company's effective tax rate for the full fiscal years ended February 2, 2019 and February 1, 2020.

The provision for income taxes consists of:

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018
Current income tax expense:
Federal	$29,660	$27,278	$46,158
State	5,604	4,857	3,960
Deferred income tax expense (benefit)	(1,986)	(1,099)	(340)
Total	$33,278	$31,036	$49,778

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018

Statutory rate	21.0%	21.0%	33.7%
State income tax effect	3.2	3.0	1.9
Tax exempt interest income	(0.2)	(0.2)	(0.2)
Other	0.2	0.7	0.3
Effective tax rate	24.2%	24.5%	35.7%

Deferred income tax assets and liabilities are comprised of the following:

	February 1, 2020	February 2, 2019
Deferred income tax assets (liabilities):
Inventory	$4,877	$4,439
Stock-based compensation	1,627	1,918
Accrued compensation	3,912	3,451
Accrued store operating costs	2,691	3,023
Realized and unrealized loss on securities	(312)	(147)
Gift certificates redeemable	986	1,135
Deferred rent liability	231	7,015
Property and equipment	(12,787)	(15,004)
Operating lease right-of-use assets	(84,021)	—
Operating lease liabilities	90,612	—
Net deferred income tax asset	$7,816	$5,830

As of February 1, 2020 and February 2, 2019, respectively, the net deferred income tax assets of $7,816 and $5,830 are classified in "other assets." There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of February 1, 2020 or February 2, 2019. Fiscal years 2016 through 2019 remain subject to potential federal examination. Additionally, fiscal years 2015 through 2019 are subject to potential examination by various state taxing authorities.

H.	RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,335 as of February 1, 2020 and $1,305 as of February 2, 2019, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

I.	COMMITMENTS AND CONTINGENCIES

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

J.	EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,738, $1,624, and $1,743 for fiscal years 2019, 2018, and 2017, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $202, $176, and $183 for fiscal years 2019, 2018, and 2017, respectively.

K.	STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of February 1, 2020, 868,853 shares were available for grant under the Company’s various restricted stock plans, of which 841,292 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2019, 2018, and 2017 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	February 1, 2020	February 2, 2019	February 3, 2018

Stock-based compensation expense, before tax	$3,764	$4,287	$4,883

Stock-based compensation expense, after tax	$2,853	$3,237	$3,140

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended February 1, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	503,173	$20.67
Granted	371,750	17.40
Forfeited	(178,912)	19.46
Vested	(188,148)	21.96
Non-Vested - end of year	507,863	$18.23

As of February 1, 2020, there was $2,919 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during fiscal 2019, 2018, and 2017 was $4,329, $3,046, and $3,289 respectively. During the fiscal year ended February 1, 2020, 146,150 shares (representing one-half of the "performance based" shares granted during fiscal 2018 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2018 grants.

L.	EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	February 1, 2020			February 2, 2019			February 3, 2018
	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$104,429	48,587	$2.15	$95,608	48,413	$1.97	$89,707	48,250	$1.86
Effect of Dilutive Securities:
Non-vested shares	—	226	(0.01)	—	201	—	—	123	(0.01)
Diluted EPS	$104,429	48,813	$2.14	$95,608	48,614	$1.97	$89,707	48,373	$1.85

(a) Shares in thousands.

M.	REVENUES

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company operated 448 stores located in 42 states throughout the United States as of February 1, 2020.

During fiscal years 2019, 2018, and 2017, online revenues accounted for 12.3%, 11.7%, and 10.7%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10.0% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	February 1, 2020	February 2, 2019	February 3, 2018

Denims	40.7%	41.0%	41.5%
Tops (including sweaters)	32.2	32.8	32.3
Accessories	8.9	8.8	9.1
Footwear	8.0	6.7	6.1
Sportswear/Fashions	5.5	6.0	6.2
Outerwear	2.0	2.1	2.0
Casual bottoms	1.1	1.2	1.3
Other	1.6	1.4	1.5
Total	100.0%	100.0%	100.0%

N.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2019 and 2018 are as follows:

	Quarter
Fiscal 2019	First	Second	Third	Fourth

Net sales	$201,313	$203,817	$224,121	$271,003
Gross profit	$76,653	$78,697	$93,534	$128,590
Net income	$15,092	$16,374	$25,984	$46,979
Basic earnings per share	$0.31	$0.34	$0.54	$0.96
Diluted earnings per share	$0.31	$0.34	$0.53	$0.96

	Quarter
Fiscal 2018	First	Second	Third	Fourth

Net sales	$204,897	$201,080	$215,107	$264,412
Gross profit	$79,691	$78,931	$86,157	$121,294
Net income	$18,338	$15,659	$20,476	$41,135
Basic earnings per share	$0.38	$0.32	$0.42	$0.85
Diluted earnings per share	$0.38	$0.32	$0.42	$0.84

Basic and diluted shares outstanding are computed independently for each of the quarters presented and, therefore, may not sum to the totals for the year. Each of the quarters presented is a 13-week quarter.

O.	SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, the Company announced that it was indefinitely closing all of its brick and mortar stores effective March 18, 2020 in response to the global COVID-19 pandemic. The Company also announced that it was furloughing the majority of its store and corporate office teammates effective April 5, 2020. The Company cannot reasonably estimate the length or severity of this pandemic, but expects that it will have a material adverse impact on the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows in fiscal 2020.

Also subsequent to the end of the fiscal year, the Company announced that at its quarterly meeting of the Board of Directors, held on March 23, 2020, the Board suspended the Company's quarterly cash dividend in order to maintain the Company's cash position and give it financial flexibility given the uncertainty regarding the potential length and severity of the global COVID-19 pandemic as well as the potential impact to the Company.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control-Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2020.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the "Company") as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended February 1, 2020, of the Company and our report dated April 1, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 1, 2020

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2019 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 27, 2019.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2020 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2020 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2020 Annual Shareholders' Meeting and in the Notes to Consolidated Financial Statements under Footnote K in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2020 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2020 Annual Shareholders' Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date:	April 1, 2020	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	April 1, 2020	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2020.

/s/ DANIEL J. HIRSCHFELD	/s/ BRUCE L. HOBERMAN
Daniel J. Hirschfeld	Bruce L. Hoberman
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ MICHAEL E. HUSS
Dennis H. Nelson	Michael E. Huss
President and Chief Executive Officer	Director
and Director

/s/ THOMAS B. HEACOCK	/s/ ANGIE J. KLEIN
Thomas B. Heacock	Angie J. Klein
Sr. Vice President of Finance, Treasurer,	Director
Chief Financial Officer, and Director

/s/ KARI G. SMITH	/s/ JOHN P. PEETZ, III
Kari G. Smith	John P. Peetz, III
Executive Vice President of Stores	Director
and Director

/s/ HANK M. BOUNDS	/s/ KAREN B. RHOADS
Hank M. Bounds	Karen B. Rhoads
Director	Director

/s/ BILL L. FAIRFIELD	/s/ JAMES E. SHADA
Bill L. Fairfield	James E. Shada
Director	Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns

Balance, January 28, 2017	$4	$669

Amounts charged to costs and expenses	952	—
Amounts charged to other accounts	—	87,389
Deductions	(952)	(86,988)

Balance, February 3, 2018	$4	$1,070

Amounts charged to costs and expenses	661	—
Amounts charged to other accounts	—	76,968
Deductions	(661)	(75,856)

Balance, February 2, 2019	$4	$2,182

Amounts charged to costs and expenses	472	—
Amounts charged to other accounts	—	62,878
Deductions	(472)	(62,803)

Balance, February 1, 2020	$4	$2,257

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form 10-K filed for the fiscal year ended February 3, 2018

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.6 and 10.6.1 to Form 10-K filed for the fiscal year ended January 28, 2012
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
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
(10.2.3)
Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated July 26, 2019 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit
Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended August 3, 2019
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008
	(10.8)	2018 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 1, 2018
	(10.9)	2019 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 3, 2019
	(10.10)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for the 2020 Annual Meeting of Shareholders

Exhibits			Page Number or Incorporation by Reference to

	(10.11)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for the 2020 Annual Meeting of Shareholders

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(*)	Denotes management contract or compensatory plan or arrangement.