Form 10-Q
period 2020-05-02
BUCKLE INC
filed 2020-06-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2020

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

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 5, 2020, was 49,408,181.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 2, 2020	February 1, 2020

CURRENT ASSETS:
Cash and cash equivalents	$185,037	$220,969
Short-term investments	17,661	12,532
Receivables	1,774	3,136
Inventory	121,671	121,258
Prepaid expenses and other assets	13,438	20,935
Total current assets	339,581	378,830

PROPERTY AND EQUIPMENT	451,142	452,205
Less accumulated depreciation and amortization	(341,073)	(338,357)
	110,069	113,848

OPERATING LEASE RIGHT-OF-USE ASSETS	326,587	350,088
LONG-TERM INVESTMENTS	15,922	15,863
OTHER ASSETS	9,491	9,261

Total assets	$801,650	$867,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,212	$26,491
Accrued employee compensation	5,310	22,929
Accrued store operating expenses	15,927	17,837
Gift certificates redeemable	13,513	15,319
Current portion of operating lease liabilities	84,410	87,314
Income taxes payable	72	2,751
Total current liabilities	138,444	172,641

DEFERRED COMPENSATION	15,204	15,863
NON-CURRENT OPERATING LEASE LIABILITIES	270,053	290,238
Total liabilities	423,701	478,742

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $.01 par value; 49,408,181 and 49,205,681 shares issued and outstanding at May 2, 2020 and February 1, 2020, respectively	494	492
Additional paid-in capital	152,841	152,258
Retained earnings	224,614	236,398
Total stockholders’ equity	377,949	389,148

Total liabilities and stockholders’ equity	$801,650	$867,890

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

SALES, Net of returns and allowances	$115,413	$201,313

COST OF SALES (Including buying, distribution, and occupancy costs)	88,588	124,660

Gross profit	26,825	76,653

OPERATING EXPENSES:
Selling	33,504	46,609
General and administrative	9,503	11,310
	43,007	57,919

INCOME (LOSS) FROM OPERATIONS	(16,182)	18,734

OTHER INCOME, Net	574	1,255

INCOME (LOSS) BEFORE INCOME TAXES	(15,608)	19,989

INCOME TAX EXPENSE (BENEFIT)	(3,824)	4,897

NET INCOME (LOSS)	$(11,784)	$15,092

EARNINGS (LOSS) PER SHARE:
Basic	$(0.24)	$0.31

Diluted	$(0.24)	$0.31

Basic weighted average shares	48,725	48,552
Diluted weighted average shares	48,922	48,734

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2020

BALANCE, February 2, 2020	49,205,681	$492	$152,258	$236,398	$389,148
Net income (loss)	—	—	—	(11,784)	(11,784)
Issuance of non-vested stock, net of forfeitures	227,500	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	957	—	957
Common stock purchased and retired	(25,000)	—	(372)	—	(372)
BALANCE, May 2, 2020	49,408,181	$494	$152,841	$224,614	$377,949

FISCAL 2019

BALANCE, February 3, 2019	49,017,395	$490	$148,564	$244,823	$393,877
Net income (loss)	—	—	—	15,092	15,092
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,309)	(12,309)
Issuance of non-vested stock, net of forfeitures	214,230	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,298	—	1,298
BALANCE, May 4, 2019	49,231,625	$492	$149,860	$247,606	$397,958

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,784)	$15,092
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	5,484	6,180
Amortization of non-vested stock grants, net of forfeitures	957	1,298
Deferred income taxes	(230)	(311)
Other	41	52
Changes in operating assets and liabilities:
Receivables	1,859	235
Inventory	(413)	4,376
Prepaid expenses and other assets	7,497	(2,270)
Accounts payable	(6,953)	7,564
Accrued employee compensation	(17,619)	(9,816)
Accrued store operating expenses	(1,875)	2,597
Gift certificates redeemable	(1,806)	(2,372)
Income taxes payable	(3,176)	5,583
Other assets and liabilities	(282)	1,066

Net cash flows from operating activities	(28,300)	29,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,072)	(2,462)
Purchases of investments	(14,738)	(15,975)
Proceeds from sales/maturities of investments	9,550	16,940

Net cash flows from investing activities	(7,260)	(1,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	(372)	—
Payment of dividends	—	(12,309)

Net cash flows from financing activities	(372)	(12,309)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,932)	15,468

CASH AND CASH EQUIVALENTS, Beginning of period	220,969	168,471

CASH AND CASH EQUIVALENTS, End of period	$185,037	$183,939

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2020 AND MAY 4, 2019
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended February 1, 2020, included in The Buckle, Inc.'s 2019 Form 10-K. The condensed consolidated balance sheet as of February 1, 2020 is derived from audited financial statements.

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

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 446 stores located in 42 states throughout the United States as of May 2, 2020 and 449 stores in 42 states as of May 4, 2019. During the thirteen week period ended May 2, 2020, the Company did not open any new stores, substantially remodeled 1 store, and permanently closed 2 stores. During the thirteen week period ended May 4, 2019, the Company did not open any new stores, substantially remodeled 1 store, and permanently closed 1 store.

The Company temporarily closed all of its brick and mortar stores beginning March 18, 2020 to protect the health and welfare of its guests, teammates, and communities as a result of the COVID-19 pandemic. The Company began the process of reopening certain stores the week of April 26, 2020, following all appropriate federal, state, and local reopening guidelines. As of May 2, 2020, 37 stores had been reopened. The Company has continued to reopen stores each week and had reopened 397 of its 444 stores as of June 5, 2020. The store closings had a significant impact on the Company's revenue for the quarter, which was down $85,900 or 42.7%. The Company's online store remained open without interruption.

For the thirteen week periods ended May 2, 2020 and May 4, 2019, online revenues accounted for 27.8% and 12.1%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 2, 2020	May 4, 2019

Denims	45.8%	42.4%
Tops (including sweaters)	27.6	29.9
Footwear	8.5	7.4
Accessories	8.1	8.4
Sportswear/Fashions	6.6	8.8
Outerwear	1.0	0.9
Casual bottoms	0.9	1.2
Other	1.5	1.0
	100.0%	100.0%

3.	Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 2, 2020			May 4, 2019
	Net Income (Loss)	Weighted Average Shares (a)	Per Share Amount	Net Income (Loss)	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$(11,784)	48,725	$(0.24)	$15,092	48,552	$0.31
Effect of Dilutive Securities:
Non-vested shares	—	197	—	—	182	—
Diluted EPS	$(11,784)	48,922	$(0.24)	$15,092	48,734	$0.31

(a) Shares in thousands.

4.	Investments

The following is a summary of investments as of May 2, 2020:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$18,379	$67	$(1)	$—	$18,445

Trading Securities:
Mutual funds	$14,987	$217	$—	$—	$15,204

The following is a summary of investments as of February 1, 2020:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,532	$13	$(1)	$—	$12,544

Trading Securities:
Mutual funds	$14,563	$1,300	$—	$—	$15,863

The amortized cost and fair value of debt securities by contractual maturity as of May 2, 2020 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$17,661	$17,722
1 - 5 years	718	723
	$18,379	$18,445

As of May 2, 2020, $718 of held-to-maturity securities are classified in long-term investments. As of February 1, 2020, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of May 2, 2020 and February 1, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 2, 2020	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$15,204	$—	$—	$15,204

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2020	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$15,863	$—	$—	$15,863

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 2, 2020, the fair value of held-to-maturity securities was $18,445 compared to the carrying amount of $18,379. As of February 1, 2020, the fair value of held-to-maturity securities was $12,544 compared to the carrying amount of $12,532.

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

Given the substantial reduction in the Company's sales (and the related impact on cash flow projections) as a result of store closures due to the COVID-19 pandemic, an impairment assessment was triggered for certain stores. This analysis resulted in $1,000 of store-related asset impairment charges in the first quarter of fiscal 2020. There was no impairment related to long-lived assets for all other prior periods presented.

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

The Company has elected to apply the practical expedient to account for lease components (e.g. fixed payments for rent, insurance, and real estate taxes) and nonlease components (e.g. fixed payments for common area maintenance) together as a single component for all underlying asset classes. Additionally, the Company elected as an accounting policy to exclude short-term leases from the recognition requirements.

Given the store closures resulting from the COVID-19 pandemic, the Company paid essentially full rent for the month of April but was then able to negotiate substantial rent deferrals for May and June. Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, will not apply the lease modification guidance in ASC 842. As such, these deferrals had no impact to rent expense during the quarter. Amounts deferred and payable in future periods have been included in "accounts payable" on the Company's condensed consolidated balance sheets

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Operating lease cost	$24,590	$21,546
Variable lease cost (a)	4,489	9,244
Total lease cost	$29,079	$30,790
(a) Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,035	$21,519

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,380	$418

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of May 2, 2020, the weighted-average remaining lease term was 5.0 years and the weighted-average discount rate was 3.8%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 2, 2020:

Fiscal Year	Operating Leases (a)
2020 (remaining)	$74,854
2021	85,132
2022	72,206
2023	59,135
2024	44,380
Thereafter	54,769
Total lease payments	390,476
Less: Imputed interest	36,013
Total operating lease liability	$354,463
(a) Operating lease payments exclude $756 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.	Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 2, 2020 and May 4, 2019 of $326 and $39, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $233 and $559 as of May 2, 2020 and February 1, 2020, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid/(refunds received) for income taxes during the thirteen week periods ended May 2, 2020 and May 4, 2019 of $(418) and $(374), respectively.

8.	Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of May 2, 2020, 641,353 shares were available for grant under the Company’s various restricted stock plans, of which 631,792 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2020 and fiscal 2019 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

Stock-based compensation expense, before tax	$957	$1,298

Stock-based compensation expense, after tax	$723	$980

Non-vested shares of common stock granted during the thirteen week periods ended May 2, 2020 and May 4, 2019 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 2, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	507,863	$18.23
Granted	370,600	24.41
Forfeited	(143,100)	17.38
Vested	(40,806)	18.35
Non-Vested - end of quarter	694,557	$21.70

As of May 2, 2020, there was $5,270 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the thirteen week periods ended May 2, 2020 and May 4, 2019 was $739 and $668, respectively. During the thirteen week period ended May 2, 2020, 143,100 shares (representing one-half of the "performance based" shares granted during fiscal 2019 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2019 grants.

9.	Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value investments. The amendments are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. This ASU did not have a material impact on the Company's condensed consolidated financial statements for the thirteen week period ended May 2, 2020.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 2, 2020	May 4, 2019	Increase/(Decrease)

Net sales	100.0%	100.0%	(42.7)%
Cost of sales (including buying, distribution, and occupancy costs)	76.8%	61.9%	(28.9)%
Gross profit	23.2%	38.1%	(65.0)%
Selling expenses	29.0%	23.2%	(28.1)%
General and administrative expenses	8.2%	5.6%	(16.0)%
Income (loss) from operations	(14.0)%	9.3%	(186.4)%
Other income, net	0.5%	0.6%	(54.3)%
Income (loss) before income taxes	(13.5)%	9.9%	(178.1)%
Income tax expense (benefit)	(3.3)%	2.4%	(178.1)%
Net income (loss)	(10.2)%	7.5%	(178.1)%

Net sales decreased from $201.3 million for the first quarter of fiscal 2019 to $115.4 million for the first quarter of fiscal 2020, a 42.7% decrease. The decrease in net sales for the quarter was the result of the Company's closing of all brick and mortar stores beginning March 18, 2020 due to the COVID-19 pandemic. Please see below for further discussion of the actions taken by the Company as a result of the COVID-19 pandemic and their impact on the Company's financial results. As a result of the store closures, the Company is only reporting total net sales for the first quarter as it does not believe comparable store sales is a meaningful metric given the closures. The Company's online store remained open during the quarter without interruption. Online sales for the quarter increased 31.5% to $32.1 million for the thirteen week period ended May 2, 2020 compared to $24.4 million for the thirteen week period ended May 4, 2019. For the quarter, the average retail price per piece of merchandise sold increased 1.7%, the average transaction value increased 0.5%, and the average units sold per transaction decreased 0.8%.

The Company's average retail price per piece of merchandise sold increased $0.75, or 1.7%, during the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019. This $0.75 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a shift in the merchandise mix ($1.20); partially offset by a 1.9% reduction in average denim price points (-$0.41) and a reduction in average price points for certain other merchandise categories (-$0.04). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses decreased from $76.7 million in the first quarter of fiscal 2019 to $26.8 million in the first quarter of fiscal 2020. As a percentage of net sales, gross profit decreased from 38.1% in the first quarter of fiscal 2019 to 23.2% in the first quarter of fiscal 2020. The gross margin decline was the result of deleveraged occupancy, buying, and distribution expenses as a result of the store closures (13.80%, as a percentage of net sales) and a decline in merchandise margins primarily due to an increase in the reserve for inventory markdowns and obsolescence (1.10%, as a percentage of net sales).

Selling expenses decreased from $46.6 million in the first quarter of fiscal 2019 to $33.5 million in the first quarter of fiscal 2020. As a percentage of net sales, selling expenses increased from 23.2% for the first quarter of fiscal 2019 to 29.0% for the first quarter of fiscal 2020.

General and administrative expenses decreased from $11.3 million in the first quarter of fiscal 2019 to $9.5 million in the first quarter of fiscal 2020. As a percentage of net sales, general and administrative expenses increased from 5.6% in the first quarter of fiscal 2019 to 8.2% in the first quarter of fiscal 2020.

In total, Selling, General, and Administrative Expenses decreased $14.9 million or 25.7% from $57.9 million for the first quarter of fiscal 2019 to $43.0 million for the first quarter of fiscal 2020. A $13.5 million reduction in compensation and benefit related expenses and a $3.3 million reduction in certain other expense categories (including travel expenses, store supplies, professional fees, and bankcard fees) were partially offset by a $0.9 million increase in shipping and marketing costs related to the strong growth in online sales and a $1.0 million expense for store-related asset impairment charges.

As a result of the above changes, the Company's loss from operations was $16.2 million in the first quarter of fiscal 2020 compared to income from operations of $18.7 million in the first quarter of fiscal 2019.

Other income decreased from $1.3 million in the first quarter of fiscal 2019 to $0.6 million in the first quarter of fiscal 2020. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

The income tax benefit, as a percentage of the pre-tax loss, was 24.5% in the first quarter of fiscal 2020 and income tax expense, as a percentage of pre-tax income, was 24.5% in the first quarter of fiscal 2019, bringing the net loss to $11.8 million in the first quarter of fiscal 2020 compared to net income of $15.1 million in the first quarter of fiscal 2019.

Response to the COVID-19 Pandemic

Store Closings - As previously announced on March 17, 2020 and March 31, 2020, the Company temporarily closed all of its brick and mortar stores beginning March 18, 2020 to protect the health and welfare of its guests, teammates, and communities. The Company began the process of reopening certain stores the week of April 26, 2020, following all appropriate federal, state, and local reopening guidelines. As of May 2, 2020, 37 stores had been reopened. The Company has continued to reopen stores each week and had reopened 397 of its 444 stores as of June 5, 2020. The store closings had a significant impact on the Company's revenue for the quarter, which was down $85.9 million or 42.7%. The Company's online store remained open without interruption.

Teammate Impact - Given the store closures and resulting reduction in revenue, the Company took several actions related to its teammates. For the initial two week period of the closure (March 18, 2020 through March 31, 2020), the Company provided full pay and benefits for all its teammates. Then, beginning April 5, 2020, the Company furloughed the majority of its store and corporate office teammates without pay. During the furlough period, the Company continued to provide full benefits for all participating teammates. As an additional measure, all essential teammates who continued working during the furlough period were subject to a temporary salary reduction program - with the Company's Chairman and its President and Chief Executive Officer electing to forgo their entire salary until such time as normal business operations resume. Similarly, the Company's Board of Directors elected to forgo their respective quarterly cash retainers for the first quarter. As mentioned above, these changes resulted in a $13.5 million reduction in SG&A expenses for the quarter related to compensation and benefits. Subsequent to the end of the quarter, the Company ended the temporary salary reduction program effective May 31, 2020. As of that same date, the Company's Chairman and its President and Chief Executive Officer updated their elections to forgo 50% of their salary, rather than the previous 100% of their salary, through the end of the Company's fiscal second quarter ending August 1, 2020.

Inventory and Vendor Payments - During the quarter, the Company's buying teams worked closely with its merchandise vendors to extend payment terms, cancel and reduce orders, as well as alter the timing and flow of future inventory for the rest of spring/summer and into the fall season. This allowed the Company to finish the quarter with inventory up 0.7% compared to the same time a year ago, limited the amount of potential markdown inventory, and maximized open-to-buys for future seasons. The shortened spring selling season did, however, have an impact on the aging of the Company's inventory as of quarter end and resulted in an increase in the reserve for markdowns and obsolescence (as further described in the section titled Critical Accounting Policies and Estimates included herein). The adjustment to inventory for markdowns and/or obsolescence was $15.1 million as of May 2, 2020 compared to $11.3 million as of May 4, 2019.

Rent Payments - During the quarter, the Company's real estate team worked closely with its landlords. As a result of these efforts, the Company elected to pay essentially full rent for the month of April but was then able to negotiate substantial rent deferrals for May and June. Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, will not apply the lease modification guidance in ASC 842. As such, these deferrals had no impact to rent expense during the quarter.

Store-Related Impairment - Given the substantial reduction in the Company's sales (and the related impact on cash flow projections) as a result of store closures due to the COVID-19 pandemic, an impairment assessment was triggered for certain stores. This analysis resulted in $1.0 million of store-related asset impairment charges in the first quarter of fiscal 2020.

Dividend Payments - As announced on June 2, 2020, at its quarterly meeting of the Board of Directors, held on June 1, 2020, the Board temporarily suspended the Company’s quarterly dividend payments. Previously, at its March 23, 2020 meeting, the Board had deferred making a decision on dividend payments until its next regularly scheduled Board meeting to allow more time to assess the impact of the COVID-19 pandemic on the Company. The Board determined that suspending the quarterly dividends is important to maintaining the Company’s cash position, providing the Company with financial flexibility to deal with any ongoing uncertainty related to COVID-19.

LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2020, the Company had working capital of $201.1 million, including $185.0 million of cash and cash equivalents and $17.7 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2020 and fiscal 2019, the Company's cash flow from operations was $(28.3) million and $29.3 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. The significant reduction for the first quarter of fiscal 2020 compared to the first quarter of fiscal 2019 is largely the result of the impact of the COVID-19 store closures on reported revenue and net income, along with the impact of the resulting adjustments the Company made related to inventory, accounts payable, and accrued employee compensation.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities. The first quarter of fiscal 2019 also included cash used for dividend payments.

During the first quarter of fiscal 2020 and 2019, the Company invested $1.5 million and $2.3 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.6 million and $0.2 million in the first quarter of fiscal 2020 and 2019, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2020, the Company anticipates completing six additional store construction projects, including 3 new stores and 3 stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2020 will be approximately $7.0 to $10.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of May 2, 2020, had total cash and investments of $218.6 million, including $15.9 million of long-term investments.

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

As discussed in Results of Operations above, COVID-19 had a significant impact on the Company's results of operations during the fiscal quarter ended May 2, 2020 and also resulted in a $35.9 million reduction in cash and cash equivalents during the period. Although the Company ended the quarter in a strong financial position and had ample liquidity (with $218.6 million in cash and investments), it cannot reasonably estimate the length or severity of the pandemic's impact. Also, although the Company had reopened 397 of its 444 stores as of June 5, 2020 it is difficult to estimate the continuing impact of COVID-19 on the Company's consolidated financial position, consolidated results of operations, and consolidated cash flows for the remainder of fiscal 2020.

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2020 or 2019. The Company had no bank borrowings as of May 2, 2020 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 2, 2020 have not changed materially from those utilized for the fiscal year ended February 1, 2020, included in The Buckle Inc.’s 2019 Annual Report on Form 10-K.

1.
Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $13.5 million and $15.3 million as of May 2, 2020 and February 1, 2020, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.9 million as of May 2, 2020 and $2.3 million as of February 1, 2020.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of both May 2, 2020 and February 1, 2020, $9.6 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

Through partnership with Comenity Bank, the Company offers a private label credit card ("PLCC"). Customers with a PLCC are enrolled in our B-Rewards incentive program and earn points for every qualifying purchase on their card. At the end of each rewards period, customers who have exceeded a minimum point threshold receive a reward to be redeemed on a future purchase. The B-Rewards program also provides other discount and promotional opportunities to cardholders on a routine basis. Reported revenue is net of both current period reward redemptions, current period discounts and promotions, and accruals for estimated future rewards earned under the B-Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration, which is included in "gift certificates redeemable" on the Company's condensed consolidated balance sheets.

2.
Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $15.1 million as of May 2, 2020 and $12.2 million as of February 1, 2020.

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

The Company has elected to apply the practical expedient to account for lease components (e.g. fixed payments for rent, insurance, and real estate taxes) and nonlease components (e.g. fixed payments for common area maintenance) together as a single component for all underlying asset classes. Additionally, the Company elected as an accounting policy to exclude short-term leases from the recognition requirements.

Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, will not apply the lease modification guidance in ASC 842.

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

The following table identifies the material obligations and commitments as of May 2, 2020:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2020 (remaining)	2021-2022	2023-2024	Thereafter

Purchase obligations	$13,304	$4,363	$6,605	$1,780	$556
Deferred compensation	15,204	—	—	—	15,204
Operating lease payments (a)	390,476	74,854	157,338	103,515	54,769
Total contractual obligations	$418,984	$79,217	$163,943	$105,295	$70,529
(a) See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2020 or the first quarter of fiscal 2019. The Company had outstanding letters of credit totaling $1.1 million and $1.5 million as of May 2, 2020 and February 1, 2020, respectively. The Company has no other off-balance sheet arrangements.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 2, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb. 2, 2020 to Feb. 29, 2020	-	-	-	435,655
Mar. 1, 2020 to Apr. 4, 2020	25,000	14.83	25,000	410,655
Apr. 5, 2020 to May 2, 2020	-	-	-	410,655
	25,000	14.83	25,000

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 11, 2020	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 11, 2020	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.