Form 10-Q
period 2020-10-31
BUCKLE INC
filed 2020-12-10
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2020
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 4, 2020, was 49,407,731.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	October 31, 2020	February 1, 2020

CURRENT ASSETS:
Cash and cash equivalents	$331,923	$220,969
Short-term investments	7,410	12,532
Receivables	1,763	3,136
Inventory	118,707	121,258
Prepaid expenses and other assets	21,749	20,935
Total current assets	481,552	378,830

PROPERTY AND EQUIPMENT	451,708	452,205
Less accumulated depreciation and amortization	(349,411)	(338,357)
	102,297	113,848

OPERATING LEASE RIGHT-OF-USE ASSETS	287,197	350,088
LONG-TERM INVESTMENTS	16,729	15,863
OTHER ASSETS	10,104	9,261

Total assets	$897,879	$867,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$57,629	$26,491
Accrued employee compensation	23,611	22,929
Accrued store operating expenses	23,096	17,837
Gift certificates redeemable	12,093	15,319
Current portion of operating lease liabilities	78,860	87,314
Income taxes payable	7,994	2,751
Total current liabilities	203,283	172,641

DEFERRED COMPENSATION	16,729	15,863
NON-CURRENT OPERATING LEASE LIABILITIES	235,463	290,238
Total liabilities	455,475	478,742

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 49,407,731 and 49,205,681 shares issued and outstanding at October 31, 2020 and February 1, 2020 respectively	494	492
Additional paid-in capital	155,778	152,258
Retained earnings	286,132	236,398
Total stockholders’ equity	442,404	389,148

Total liabilities and stockholders’ equity	$897,879	$867,890

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

SALES, Net of returns and allowances	$251,005	$224,121	$582,443	$629,251

COST OF SALES (Including buying, distribution, and occupancy costs)	134,055	130,587	345,286	380,367

Gross profit	116,950	93,534	237,157	248,884

OPERATING EXPENSES:
Selling	52,894	51,282	124,655	146,426
General and administrative	9,930	8,942	29,026	30,812
	62,824	60,224	153,681	177,238

INCOME FROM OPERATIONS	54,126	33,310	83,476	71,646

OTHER INCOME, Net	1,020	1,105	1,998	4,446

INCOME BEFORE INCOME TAXES	55,146	34,415	85,474	76,092

INCOME TAX EXPENSE	13,511	8,431	20,941	18,642

NET INCOME	$41,635	$25,984	$64,533	$57,450

EARNINGS PER SHARE:
Basic	$0.85	$0.54	$1.32	$1.18

Diluted	$0.85	$0.53	$1.32	$1.18

Basic weighted average shares	48,714	48,549	48,718	48,550
Diluted weighted average shares	48,987	48,809	48,941	48,768

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2020

BALANCE, August 2, 2020	49,407,731	$494	$154,517	$259,296	$414,307
Net income	—	—	—	41,635	41,635
Dividends paid on common stock, ($0.30 per share)	—	—	—	(14,799)	(14,799)
Issuance of non-vested stock, net of forfeitures	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,261	—	1,261
Common stock purchased and retired	—	—	—	—	—
BALANCE, October 31, 2020	49,407,731	$494	$155,778	$286,132	$442,404

BALANCE, February 2, 2020	49,205,681	$492	$152,258	$236,398	$389,148
Net income	—	—	—	64,533	64,533
Dividends paid on common stock, ($0.30 per share)	—	—	—	(14,799)	(14,799)
Issuance of non-vested stock, net of forfeitures	227,050	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,894	—	3,894
Common stock purchased and retired	(25,000)	—	(372)	—	(372)
BALANCE, October 31, 2020	49,407,731	$494	$155,778	$286,132	$442,404

FISCAL 2019

BALANCE, August 4, 2019	49,223,811	$492	$151,027	$251,674	$403,193
Net income	—	—	—	25,984	25,984
Dividends paid on common stock, ($0.25 per share)	—	—	—	(12,195)	(12,195)
Issuance of non-vested stock, net of forfeitures	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	356	—	356
Common stock purchased and retired	—	—	—	—	—
BALANCE, November 2, 2019	49,223,811	$492	$151,383	$265,463	$417,338

BALANCE, February 3, 2019	49,017,395	$490	$148,564	$244,823	$393,877
Net income	—	—	—	57,450	57,450
Dividends paid on common stock, ($0.75 per share)	—	—	—	(36,810)	(36,810)
Issuance of non-vested stock, net of forfeitures	210,968	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,889	—	2,889
Common stock purchased and retired	(4,552)	—	(68)	—	(68)
BALANCE, November 2, 2019	49,223,811	$492	$151,383	$265,463	$417,338

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,533	$57,450
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,693	18,021
Amortization of non-vested stock grants, net of forfeitures	3,894	2,889
Deferred income taxes	(935)	(693)
Other	115	420
Changes in operating assets and liabilities:
Receivables	1,373	373
Inventory	2,551	(13,689)
Prepaid expenses and other assets	(814)	(4,059)
Accounts payable	31,435	15,699
Accrued employee compensation	682	(3,330)
Accrued store operating expenses	4,844	2,344
Gift certificates redeemable	(3,226)	(3,946)
Income taxes payable	5,243	(7,858)
Other assets and liabilities	943	1,246

Net cash flows from operating activities	126,331	64,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,554)	(5,456)
Change in other assets	92	197
Purchases of investments	(16,074)	(25,325)
Proceeds from sales/maturities of investments	20,330	47,960

Net cash flows from investing activities	(206)	17,376

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	(372)	(68)
Payment of dividends	(14,799)	(36,810)

Net cash flows from financing activities	(15,171)	(36,878)

NET INCREASE IN CASH AND CASH EQUIVALENTS	110,954	45,365

CASH AND CASH EQUIVALENTS, Beginning of period	220,969	168,471

CASH AND CASH EQUIVALENTS, End of period	$331,923	$213,836

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2020 AND NOVEMBER 2, 2019
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 446 stores located in 42 states throughout the United States as of October 31, 2020 and 449 stores in 42 states as of November 2, 2019. During the thirty-nine week period ended October 31, 2020, the Company opened 3 new stores, substantially remodeled 3 stores, and closed 5 stores, which includes no new stores, 2 substantially remodeled stores, and no closed stores for the third quarter. During the thirty-nine week period ended November 2, 2019, the Company opened 1 new store, substantially remodeled 3 stores, and closed 2 stores. There were no new, remodeled, or closed stores during the third quarter of fiscal 2019.

The Company temporarily closed all of its brick and mortar stores beginning March 18, 2020 to protect the health and welfare of its guests, teammates, and communities as a result of the COVID-19 pandemic. The Company began the process of reopening certain stores the week of April 26, 2020, following all appropriate federal, state, and local reopening guidelines. As of October 31, 2020, 445 of the Company's stores had reopened while 1 store remained closed as a result of damage sustained during the closure period. The store closings had a significant impact on the Company's revenue for the thirty-nine week period ended October 31, 2020, which was down $46,808 or 7.4% from the same thirty-nine week period in the prior year. The Company's online store remained open without interruption and experienced significant growth during the thirty-nine week period ended October 31, 2020, growing $50,046 or 67.3% compared to the same thirty-nine week period in the prior year.

For the thirteen week periods ended October 31, 2020 and November 2, 2019, online revenues accounted for 18.5% and 12.0%, respectively, of the Company's net sales. For the thirty-nine week periods ended October 31, 2020 and November 2, 2019, online revenues accounted for 21.4% and 11.8%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Merchandise Group	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Denims	41.8%	42.3%	39.0%	39.3%
Tops (including sweaters)	31.9	34.0	30.5	32.6
Footwear	9.8	8.1	9.5	7.7
Accessories	8.4	8.2	8.9	8.8
Sportswear/Fashions	2.4	1.8	8.1	7.6
Outerwear	2.1	2.5	1.2	1.3
Casual bottoms	0.9	1.1	0.8	1.1
Other	2.7	2.0	2.0	1.6
	100.0%	100.0%	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 31, 2020			November 2, 2019
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$41,635	48,714	$0.85	$25,984	48,549	$0.54
Effect of Dilutive Securities:
Non-vested shares	—	273	—	—	260	(0.01)
Diluted EPS	$41,635	48,987	$0.85	$25,984	48,809	$0.53

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 31, 2020			November 2, 2019
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$64,533	48,718	$1.32	$57,450	48,550	$1.18
Effect of Dilutive Securities:
Non-vested shares	—	223	—	—	218	—
Diluted EPS	$64,533	48,941	$1.32	$57,450	48,768	$1.18

(a) Shares in thousands.

4.Investments

The following is a summary of investments as of October 31, 2020:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$7,410	$21	$—	$—	$7,431

Trading Securities:
Mutual funds	$15,208	$1,521	$—	$—	$16,729

The following is a summary of investments as of February 1, 2020:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,532	$13	$(1)	$—	$12,544

Trading Securities:
Mutual funds	$14,563	$1,300	$—	$—	$15,863

The amortized cost and fair value of debt securities by contractual maturity as of October 31, 2020 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$7,410	$7,431
1 - 5 years	—	—
	$7,410	$7,431

As of October 31, 2020 and February 1, 2020, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of October 31, 2020 and February 1, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
October 31, 2020	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$16,729	$—	$—	$16,729

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2020	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$15,863	$—	$—	$15,863

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of October 31, 2020, the fair value of held-to-maturity securities was $7,431 compared to the carrying amount of $7,410. As of February 1, 2020, the fair value of held-to-maturity securities was $12,544 compared to the carrying amount of $12,532.

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

Given the store closures resulting from the COVID-19 pandemic, the Company paid essentially full rent for the month of April but was then able to negotiate substantial rent deferrals for May and June. Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, will not apply the lease modification guidance in ASC 842. As such, these deferrals have had no impact to rent expense. Amounts deferred and payable in future periods have been included in "accounts payable" on the Company's condensed consolidated balance sheets

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Operating lease cost	$24,322	$22,711	$73,343	$65,937
Variable lease cost (a)	6,908	7,404	13,064	25,240
Total lease cost	$31,230	$30,115	$86,407	$91,177
(a) Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,070	$23,013	$65,280	$66,278

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$7,659	$24,134	$13,629	$30,230

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of October 31, 2020, the weighted-average remaining lease term was 4.7 years and the weighted-average discount rate was 3.8%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of October 31, 2020:

Fiscal Year	Operating Leases (a)
2020 (remaining)	$24,948
2021	85,677
2022	73,283
2023	60,167
2024	44,959
Thereafter	55,165
Total lease payments	344,199
Less: Imputed interest	29,876
Total operating lease liability	$314,323
(a) Operating lease payments exclude $925 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 31, 2020 and November 2, 2019 of $297 and ($64), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $262 and $559 as of October 31, 2020 and February 1, 2020, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 31, 2020 and November 2, 2019 of $16,632 and $27,193, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of October 31, 2020, 731,803 shares were available for grant under the Company’s various restricted stock plans, of which 632,242 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2020 and fiscal 2019 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019

Stock-based compensation expense, before tax	$1,261	$356	$3,894	$2,889

Stock-based compensation expense, after tax	$952	$269	$2,940	$2,181

Non-vested shares of common stock granted during the thirty-nine week periods ended October 31, 2020 and November 2, 2019 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended October 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	507,863	$18.23
Granted	370,600	24.41
Forfeited	(143,550)	17.39
Vested	(41,349)	18.39
Non-Vested - end of quarter	693,564	$21.70

As of October 31, 2020, there was $5,797 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the thirty-nine week periods ended October 31, 2020 and November 2, 2019 was $748 and $698, respectively. During the thirty-nine week period ended October 31, 2020, 143,100 shares (representing one-half of the "performance based" shares granted during fiscal 2019 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2019 grants.

9.Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value investments. The amendments are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. This ASU did not have a material impact on the Company's condensed consolidated financial statements for the thirteen and thirty-nine week periods ended October 31, 2020.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Thirty-Nine Weeks Ended		Percentage
	October 31, 2020	November 2, 2019	Increase/(Decrease)	October 31, 2020	November 2, 2019	Increase/(Decrease)

Net sales	100.0%	100.0%	12.0%	100.0%	100.0%	(7.4)%
Cost of sales (including buying, distribution, and occupancy costs)	53.4%	58.3%	2.7%	59.3%	60.4%	(9.2)%
Gross profit	46.6%	41.7%	25.0%	40.7%	39.6%	(4.7)%
Selling expenses	21.1%	22.9%	3.1%	21.4%	23.3%	(14.9)%
General and administrative expenses	3.9%	4.0%	11.0%	5.0%	4.9%	(5.8)%
Income from operations	21.6%	14.8%	62.5%	14.3%	11.4%	16.5%
Other income, net	0.4%	0.5%	(7.7)%	0.4%	0.7%	(55.1)%
Income before income taxes	22.0%	15.3%	60.2%	14.7%	12.1%	12.3%
Income tax expense	5.4%	3.7%	60.2%	3.6%	3.0%	12.3%
Net income	16.6%	11.6%	60.2%	11.1%	9.1%	12.3%

Net sales increased from $224.1 million in the third quarter of fiscal 2019 to $251.0 million in the third quarter of fiscal 2020, a 12.0% increase. Comparable store net sales for the thirteen week quarter ended October 31, 2020 increased 12.4% from comparable store net sales for the prior year thirteen week period ended November 2, 2019. The comparable store sales increase for the quarter was primarily attributable to an 8.2% increase in the number of transactions, a 2.8% increase in the average unit retail, and a 0.8% increase in the average number of units sold per transaction. Total net sales for the quarter were also impacted by the Company's permanent closing of 4 stores during fiscal 2019 and the opening of 3 new stores and permanent closure of 5 stores during the first three quarters of fiscal 2020. Online sales for the quarter increased 72.5% to $46.4 million for the thirteen week period ended October 31, 2020 compared to $26.9 million for the thirteen week period ended November 2, 2019.

Net sales decreased from $629.3 million for the first three quarters of fiscal 2019 to $582.4 million for the first three quarters of fiscal 2020, a 7.4% decrease. Comparable store net sales for the thirty-nine week period ended October 31, 2020 decreased 7.1% from comparable store net sales for the prior year thirty-nine week period ended November 2, 2019. The comparable store sales decrease for the quarter was primarily attributable to a 10.9% reduction in the number of transactions, partially offset by a 2.2% increase in the average unit retail and a 2.0% increase in the average number of units sold per transaction. Net sales for the year-to-date period were impacted by the temporary closure of all brick and mortar stores beginning March 18, 2020 due to the COVID-19 pandemic, as further described in Footnote 2. Total net sales for the year-to-date period were also impacted by the Company's permanent closing of 4 stores during fiscal 2019 and the opening of 3 new stores and closure of 5 stores during the first three quarters of fiscal 2020. Online sales for the year-to-date period increased 67.3% to $124.4 million for the thirty-nine week period ended October 31, 2020 compared to $74.4 million for the thirty-nine week period ended November 2, 2019.

The Company's average retail price per piece of merchandise sold increased $1.29, or 2.8%, during the third quarter of fiscal 2020 compared to the third quarter of fiscal 2019. This $1.29 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.1% increase in average denim price points ($0.40), a 6.5% increase in average accessories price points ($0.24), a 2.1% increase in average knit shirt price points ($0.23), an increase in average price points for certain other merchandise categories ($0.08), and a shift in the merchandise mix ($0.34). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $0.97, or 2.2%, compared to the same period in fiscal 2019. This $0.97 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.2% increase in average knit shirt price points ($0.22), a 0.8% increase in average denim price points ($0.14), a 3.2% increase in average accessories price points ($0.12), an increase in average price points for certain other merchandise categories ($0.01), and a shift in merchandise mix ($0.48). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses increased from $93.5 million in the third quarter of fiscal 2019 to $117.0 million in the third quarter of fiscal 2020. As a percentage of net sales, gross profit increased from 41.7% in the third quarter of fiscal 2019 to 46.6% in the third quarter of fiscal 2020. The gross margin increase was the result of leveraged occupancy, buying, and distribution expenses (3.30%, as a percentage of net sales) and an improvement in merchandise margins (1.60%, as a percentage of net sales).

Year-to-date, gross profit decreased from $248.9 million for the thirty-nine week period ended November 2, 2019 to $237.2 million for the thirty-nine week period ended October 31, 2020. As a percentage of net sales, gross profit increased from 39.6% for the first three quarters of fiscal 2019 to 40.7% for the first three quarters of fiscal 2020. The gross margin increase for the year-to-date period was the result of an improvement in merchandise margins (1.30%, as a percentage of net sales), partially offset by deleveraged occupancy, buying, and distribution expenses (0.20%, as a percentage of net sales).

Selling expenses increased from $51.3 million in the third quarter of fiscal 2019 to $52.9 million in the third quarter of fiscal 2020. As a percentage of net sales, selling expenses decreased from 22.9% for the third quarter of fiscal 2019 to 21.1% for the third quarter of fiscal 2020. Year-to-date, selling expenses decreased from $146.4 million for the first three quarters of fiscal 2019 to $124.7 million for the first three quarters of fiscal 2020. As a percentage of net sales, selling expenses decreased from 23.3% for the first three quarters of fiscal 2019 to 21.4% for the first three quarters of fiscal 2020.

General and administrative expenses increased from $8.9 million in the third quarter of fiscal 2019 to $9.9 million in the third quarter of fiscal 2020. As a percentage of net sales, general and administrative expenses decreased from 4.0% in the third quarter of fiscal 2019 to 3.9% in the third quarter of fiscal 2020. Year-to-date, general and administrative expenses decreased from $30.8 million for the first three quarters of fiscal 2019 to $29.0 million for the first three quarters of fiscal 2020. As a percentage of net sales, general and administrative expenses increased from 4.9% in fiscal 2019 to 5.0% in fiscal 2020 .

In total, selling, general, and administrative expenses were 25.0% of net sales for the third quarter of fiscal 2020 compared to 26.9% of net sales for the third quarter of fiscal 2019. Reductions in store labor-related expenses (2.20%, as a percentage of net sales), travel costs (0.50%, as a percentage of net sales), and certain other expense categories (0.80%, as a percentage of net sales) were partially offset by increased shipping costs associated with the Company's strong online sales growth (0.75%, as a percentage of net sales) and increased expense related to incentive compensation accruals (0.85%, as a percentage of net sales).

For the year-to-date period, total selling, general, and administrative expenses were 26.4% of net sales compared to 28.2% of net sales for the first three quarters of fiscal 2019. Reductions in store labor-related expenses (2.75%, as a percentage of net sales) and travel costs (0.45%, as a percentage of net sales) were partially offset by increased shipping costs associated with the Company's strong online sales growth (1.05%, as a percentage of net sales) and increased expense related to incentive compensation accruals (0.35%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $54.1 million in the third quarter of fiscal 2020 compared to $33.3 million in the third quarter of fiscal 2019. Income from operations was 21.6% of net sales in the third quarter of fiscal 2020 compared to 14.8% of net sales in the third quarter of fiscal 2019.

Year-to-date, income from operations was $83.5 million for the thirty-nine week period ended October 31, 2020 compared to $71.6 million for the thirty-nine week period ended November 2, 2019. Income from operations was 14.3% of net sales for the first three quarters of fiscal 2020 compared to 11.4% of net sales for the first three quarters of fiscal 2019.

Other income decreased from $1.1 million in the third quarter of fiscal 2019 to $1.0 million in the third quarter of fiscal 2020. Other income for the year-to-date period decreased from $4.4 million for the thirty-nine week period ended November 2, 2019 to $2.0 million for the thirty-nine week period ended October 31, 2020. The Company's other income is derived primarily from investment income related to the Company's cash and investments.

Income tax expense as a percentage of pre-tax income was 24.5% in both the third quarter of fiscal 2020 and the third quarter of fiscal 2019, bringing net income to $41.6 million in the third quarter of fiscal 2020 compared to $26.0 million in the third quarter of fiscal 2019.

Income tax expense as a percentage of pre-tax income was 24.5% for both the first three quarters of fiscal 2020 and the first three quarters of fiscal 2019, bringing year-to-date net income to $64.5 million for fiscal 2020 compared to $57.5 million for fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2020, the Company had working capital of $278.3 million, including $331.9 million of cash and cash equivalents and $7.4 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2020 and fiscal 2019, the Company's cash flow from operations was $126.3 million and $64.9 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. In addition to an increase in net income, strong operating cash flow for the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019 is due to changes in inventory and accounts payable as the Company managed and adjusted to changing trends as a result of COVID-19, along with the deferral of a significant portion of the Company's May and June store rent payments and reductions in the Company's estimated tax payments for fiscal 2020.
The uses of cash for both thirty-nine week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first three quarters of fiscal 2020 and 2019, the Company invested $3.6 million and $5.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.0 million and $0.5 million in the first three quarters of fiscal 2020 and 2019, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2020, the Company anticipates completing one additional full store remodel project. Management estimates that total capital expenditures during fiscal 2020 will be approximately $6.0 to $8.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of October 31, 2020, had total cash and investments of $356.1 million, including $16.7 million of long-term investments.

Future conditions, however, may reduce the availability of funds based upon factors such as a decrease in demand for the Company's product, change in product mix, competitive factors, public health crises, and general economic conditions as well as other risks and uncertainties which would reduce the Company's sales, net profitability, and cash flows. Also, the Company's acceleration in store openings and/or remodels or the Company entering into a merger, acquisition, or other financial related transaction could reduce the amount of cash available for further capital expenditures and working capital requirements.

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first three quarters of fiscal 2020 or 2019. The Company had no bank borrowings as of October 31, 2020 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended October 31, 2020 have not changed materially from those utilized for the fiscal year ended February 1, 2020, included in The Buckle Inc.’s 2019 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $12.1 million and $15.3 million as of October 31, 2020 and February 1, 2020, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.3 million as of October 31, 2020 and $2.3 million as of February 1, 2020.

The Company's Guest Loyalty program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Guest Loyalty program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of October 31, 2020 and February 1, 2020, $9.9 million and $9.6 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $13.0 million as of October 31, 2020 and $12.2 million as of February 1, 2020.

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

The following table identifies the material obligations and commitments as of October 31, 2020:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2020 (remaining)	2021-2022	2023-2024	Thereafter

Purchase obligations	$13,909	$2,851	$8,624	$1,878	$556
Deferred compensation	16,729	—	—	—	16,729
Operating lease payments (a)	344,199	24,948	158,960	105,126	55,165
Total contractual obligations	$374,837	$27,799	$167,584	$107,004	$72,450
(a) See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2020 or the first three quarters of fiscal 2019. The Company had outstanding letters of credit totaling $1.9 million and $1.5 million as of October 31, 2020 and February 1, 2020, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 31, 2020:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Aug. 2, 2020 to Aug. 29, 2020	-	-	-	410,655
Aug. 30, 2020 to Oct. 3, 2020	-	-	-	410,655
Oct. 4, 2020 to Oct. 31, 2020	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:    None

Item 6.    Exhibits:

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	December 10, 2020	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	December 10, 2020	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

EXHIBIT INDEX

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.