Form 10-K
period 2021-01-30
BUCKLE INC
filed 2021-03-31
CIK 885245

NITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $453,282,591 on August 1, 2020. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 28,277,142 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 29, 2021, was 49,788,891.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
January 30, 2021

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of January 30, 2021, the Company operated 443 retail stores in 42 states throughout the United States under the names "Buckle" and "The Buckle." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-packaging, easy layaways, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers. In recent years, however, the Company has successfully relocated several of its stores in smaller and middle markets from enclosed malls into power center locations, with continued plans for pursuing more such relocation opportunities in the future. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its corporate offices and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 443 stores in 42 states at the end of fiscal 2020. All references herein to fiscal 2020 refer to the 52-week period ended January 30, 2021. Fiscal 2019 refers to the 52-week period ended February 1, 2020 and fiscal 2018 refers to the 52-week period ended February 2, 2019. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Special Note Regarding Forward-Looking Statements

Certain statements herein, including anticipated store openings, trends in or expectations regarding the Company’s revenue and net earnings growth, comparable store sales growth, cash flow requirements, and capital expenditures, all constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial, and competitive information and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, changes in product mix, changes in fashion trends and/or pricing, competitive factors, general economic conditions, economic conditions in the retail apparel industry, successful execution of internal performance and expansion plans, and other risks detailed herein and in the Company’s other filings with the Securities and Exchange Commission.

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

Merchandising

The Company's merchandising strategy is designed to create customer loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (40.1% of fiscal 2020 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts customers with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (30.1% of fiscal 2020 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	January 30, 2021	February 1, 2020	February 2, 2019

Denims	40.1%	40.7%	41.0%
Tops (including sweaters)	30.1	32.2	32.8
Footwear	10.2	8.0	6.7
Accessories	9.0	8.9	8.8
Sportswear/fashions	5.8	5.5	6.0
Outerwear	1.9	2.0	2.1
Casual bottoms	0.9	1.1	1.2
Youth	2.0	1.6	1.4
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 60% of the Company's sales during fiscal 2020. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, Red by BKE, Daytrip, Gimmicks, Gilded Intent, FITZ + EDDI, Willow & Root, Outpost Makers, Departwest, Reclaim, Salvage, Nova Industries, and Veece. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise, the majority of which they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Miss Me, Rock Revival, KanCan, Bridge by GLY, Flying Monkey, Levi's, Crysp, Preme, and Wrangler. Other key brands include Hurley, Billabong, Affliction, American Fighter, Sullen, Howitzer, Oakley, Fox, RVCA, Ariat, Huey, 7 Diamonds, Nixon, Free People, Z Supply, Salt Life, Reef, TenTree, Kustom, Timberland, SOREL, Hey Dude, Steve Madden, SAXX, Stance, Ray-Ban, Wanakome, Champion, Fossil, Brixton, MIA, Dr. Marten, Birkenstock, Palladium, Teva, Bed Stu, and G-Shock. The Company expects that brand name merchandise will continue to constitute the majority of sales.

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

Marketing and Advertising

In fiscal 2020, the Company spent $12.5 million, or 1.4% of net sales, on targeted seasonal marketing campaigns, digital marketing efforts, and in-store point-of-sale materials. A coordinated effort to amplify value and relevance through brand image, voice, and experience is presented through store window displays, seasonal and product-level signage throughout the store, and on digital commerce and experience platforms. Promotions such as special, seasonal events combined with gift-with-purchase offers are offered to enhance the guest’s shopping experience. Seasonal guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Additionally, Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the first-choice for these specialty branded fashions.

The Company also offers programs to build and strengthen its relationship with loyal guests. In October 2020, the company combined its multi-tender loyalty program (Buckle Guest Loyalty) and private label credit card rewards program (B-Rewards) into one, all-inclusive program (Buckle Rewards). The Buckle Rewards incentive program rewards loyal guests and cardholders with real-time rewards after 300 points have been earned. There are three tiers in the program, providing guests with opportunities to earn additional points and exclusive benefits. The base tier is available for all guests who enroll, while the top two tiers are exclusive to holders of a Buckle private label credit card. In addition to the stated benefits, the Company also extends other exclusive offers to Buckle Rewards members such as special bonus points opportunities, targeted mailings, and exclusive gift-with-purchase offers. The Company provides a special Buckle Premier+ tier for its most loyal cardholders. Buckle Premier+ cardholders must purchase at least $1,000 annually to qualify, and these guests enjoy additional benefits including free ground shipping on online purchases and special orders. The Buckle credit card marketing program is partially funded by Comenity Bank, a third-party bank that owns the credit card accounts.

The Company supports a corporate web site at www.buckle.com. The Company’s web site serves as a portal to enhance, influence, and help its valued guests through their decision journey, reaching a growing online audience. Buckle.com provides an interactive, informative, and brand building environment where guests can shop, discover, learn, engage, and seek information, as well as search for career opportunities and read the Company’s latest financial news. The Company also maintains an opt-in email database. Targeted email campaigns are deployed informing guests of the latest styles and promotions. Paid-search, organic-search, and affiliate marketing programs are individually managed to increase online and in-store traffic. The Company launched its current website on a new e-Commerce platform on June 8, 2016 and has continually invested in enhancements to the site's features and functionality since that time, helping to both facilitate the increase in traffic and improve the overall digital experience for guests.

Store Operations

The Company has an Executive Vice President of Stores, a Vice President of Sales, an Associate Vice President of Sales, 2 Directors of Sales, 4 Regional Managers, 21 District Managers, and 80 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and holiday seasons. Almost every location also employs an alterations person.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.4% of net sales in fiscal 2020, 0.6% of net sales in fiscal 2019, and 0.5% in fiscal 2018.

The average store is approximately 5,100 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 1,937 square feet to 9,000 square feet.

Purchasing and Distribution

The Company has an experienced buying team. The buying team is led by the Vice President of Women’s Merchandising and Senior Vice President of Men’s Merchandising, who have over 58 years of combined experience with the Company. The experience and leadership within the buying team contributes significantly to the Company’s success by enabling the buying team to react quickly to changes in fashion and by providing extensive knowledge of sources for both branded and private label goods.

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

In fiscal 2020, Axis Denim (which produces private label denim for the Company) accounted for 15.9% of net sales and Miss Me/Rock Revival accounted for 12.2% of the Company’s net sales. No other vendor accounted for more than 10% of the Company’s net sales.

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

To reduce inter-store shipping costs and provide timely restocking of in-season merchandise, the Company warehouses a portion of initial shipments for later distribution. Sales data is then analyzed to replenish, on a basis of one to three times each week, those stores that are experiencing the greatest success selling specific styles, colors, and sizes of merchandise. This system is also designed to prevent an over-crowded look in the stores at the beginning of a season.

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

Store Locations and Expansion Strategies

As of March 29, 2021, the Company operated 442 stores in 42 states. The existing stores are in 3 downtown locations, 19 strip centers, 56 lifestyle centers, and 364 shopping malls. The Company anticipates opening one new store in fiscal 2021. The following table lists the location of existing stores as of March 29, 2021:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	7	Maryland	1	Oregon	6
Alaska	1	Michigan	18	Pennsylvania	9
Arizona	12	Minnesota	12	South Carolina	4
Arkansas	7	Mississippi	6	South Dakota	3
California	14	Missouri	14	Tennessee	11
Colorado	14	Montana	5	Texas	53
Florida	21	Nebraska	13	Utah	10
Georgia	10	Nevada	5	Virginia	4
Idaho	9	New Jersey	1	Washington	14
Illinois	16	New Mexico	5	West Virginia	6
Indiana	15	New York	4	Wisconsin	11
Iowa	17	North Carolina	12	Wyoming	2
Kansas	16	North Dakota	4	Total	442
Kentucky	6	Ohio	22
Louisiana	11	Oklahoma	11

Over the past ten years, Buckle has grown its number of stores from 420 at the beginning of fiscal 2011 to 443 at the end of fiscal 2020. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2011 through the end of fiscal 2020:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2011	420	13	2	431
2012	431	10	1	440
2013	440	13	3	450
2014	450	16	6	460
2015	460	9	1	468
2016	468	5	6	467
2017	467	2	12	457
2018	457	—	7	450
2019	450	2	4	448
2020	448	3	8	443

The Company's criteria used when considering a particular location for expansion include:

•Market area, including proximity to existing markets to capitalize on name recognition;
•Trade area population (number, average age, and college population);
•Economic vitality of market area;
•Location, anchor tenants, tenant mix, and average sales per square foot;
•Available location, square footage, storefront width, and facility of using the current store design;
•Availability of experienced management personnel for the market;
•Cost of rent, including minimum rent, common area, and extra charges; and
•Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $1.0 million, including construction costs of approximately $0.8 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening one new store during fiscal 2021 and expects to complete approximately 8 to 12 full remodels. Year-to-date through March 29, 2021, the Company has closed one store in fiscal 2021, with no other specific store closings currently planned for the remainder of the year. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2021. The Company anticipates capital spending of approximately $10.0 to $15.0 million during fiscal 2021, which includes primarily planned store projects and technology investments.

The Company's ability to expand in the future will depend, in part, on general business conditions, the ability to find suitable locations with acceptable sites on satisfactory terms, and the readiness of trained store managers. There can be no assurance that the Company's future expansion plans will be fulfilled in whole or in part, or that leases for potential new sites will be obtained on terms favorable to the Company.

Information Technology

The Company's information technology systems consist of a full range of retail, financial, and merchandising platforms, including purchasing, inventory distribution and control, financial reporting, accounts payable, and merchandise management.

The system includes PC based point-of-sale ("POS") registers in each store. The registers trickle transactions to a central server using a virtual private network ("VPN") for collection of comprehensive data, including complete item-level sales information and employee time clocking. The transactions are then swept into the central computer (IBM iSeries). Price updates are sent daily for the price lookup (“PLU”) file maintained within the POS registers.

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

The VPN for communication with the stores also supports the Company’s intranet site. The intranet allows stores to view various types of information from the corporate office. Stores also have access to a variety of tools such as a product search with pictures, product availability, special order functions, inventory management, scheduling, performance tracking, printable forms, links to transmit various requests and information to the corporate office, training videos, email, and information/guidelines from each of the departments at the corporate office. The Company’s network is also structured so that it can support additional functionality such as digital video monitoring and digital music content programming at each store location.

The Company is committed to the ongoing review of its technology systems to maintain productive, timely information and effective controls. This review includes testing of new products and systems to ensure that the Company is aware of technological developments. Most important, continual feedback is sought from every level of the Company to ensure that information provided is pertinent to all aspects of the Company's operations.

Employees and Human Capital

The Company’s employees, which we refer to as our “teammates,” are critical to carrying out Buckle’s mission statement, “to create the most enjoyable shopping experience possible for our guests.” The Company’s success is highly dependent on the continued contributions of all teammates, including those in the Company’s stores, distribution center, and corporate offices. As a result, the Company seeks to recruit and retain talented teammates through competitive pay and benefits offerings, along with an entrepreneurial culture that emphasizes education, training, and advancement.

Teammate Demographics. As of January 30, 2021, the Company had approximately 7,200 teammates, of which approximately 2,700 were full-time. Of the total number of teammates, approximately 790 were employed at the corporate offices and in the distribution center. The Company has an experienced management team and most of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center teammates, primarily due to the number of part-time teammates. However, the Company has not experienced significant difficulty in hiring qualified personnel.

Teammate Compensation. Buckle's entrepreneurial culture is vital to our continued success. As such, we seek to offer competitive base pay and benefits to our teammates, as well as incentive compensation tied to both individual and overall Company performance. As teammates advance, a larger share of their compensation generally becomes performance-based. For example, the majority of store teammates are compensated with a base plus commission structure. Store managers receive compensation in the form of a base salary and incentive bonuses based on the individual performance of their store. District and area managers receive incentives based upon the performance of the stores in their district/area. We believe our incentive-based compensation structure creates a sense of ownership amongst our teammates. This aligns with our entrepreneurial culture, motivating our teammates to constantly seek improvements in the service we provide to our guests.

Training and Advancement. The Company invests heavily in the education, training, and leadership development of its teammates. Store managers perform sales training for new teammates at the store level, utilizing training videos and educational programs developed by sales leadership. As teammates progress, leadership development opportunities are provided through the Company's Leadership Academy, which is designed to prepare potential future leaders for store management opportunities. Additionally, the Company hosts manager meetings three times per year to provide continuing education and leadership development opportunities for our store managers. At the corporate offices, teammates are afforded professional growth opportunities aligned with their area of responsibility, including internal trainings, industry seminars and conferences, and experiential opportunities. Mentoring is also an important training and development tool utilized at all levels of the Company.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Boot Barn, Dick's Sporting Goods, Gap, H&M, Hollister, Pacific Sunwear, Scheels, Tilly’s, Urban Outfitters, and Zumiez. The men's market also competes with certain department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, Altar'd State, American Eagle Outfitters, Boot Barn, Express, Forever 21, Francesca's, Gap, H&M, Hollister, Madewell, Maurices, Pacific Sunwear, Scheels, Tilly's, Urban Outfitters, and Zumiez. The women's market also competes with department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with mail order and internet retailers.

Many of the Company's competitors are considerably larger and have substantially greater financial, marketing, and other resources than the Company, and there is no assurance that the Company will be able to compete successfully with them in the future. Furthermore, while the Company believes it competes effectively for favorable site locations and lease terms, competition for prime locations is intense.

Seasonality

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2020, 2019, and 2018, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales.

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

Regulation

The Company and the merchandise it sells are subject to regulation by various federal, state, local, and foreign regulatory authorities. In addition, because some of the merchandise the Company sells is manufactured by foreign suppliers and imported by the Company, the Company’s operations are subject to a variety of trade laws, customs regulations, and international trade agreements. Compliance with these laws, rules, and regulations has not had, and at the present time is not expected to have, a material effect on the Company’s capital expenditures, results of operations, or competitive position. See “ITEM 1A – Risk Factors – Reliance on Foreign Sources of Production” for additional information.

Executive Officers of the Company

The Executive Officers of the Company are listed below, together with brief accounts of their experience and certain other information.

Daniel J. Hirschfeld, age 79. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 71. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesperson while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 43. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Kari G. Smith, age 57. Ms. Smith is Executive Vice President of Stores and a Director of the Company. She was elected a Director effective February 4, 2018 and was appointed Executive Vice President of Stores on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Brett P. Milkie, age 61. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Robert M. Carlberg, age 57. Mr. Carlberg is Senior Vice President of Men’s Merchandising. He was appointed to this position on March 6, 2014, after having served as Vice President of Men's Merchandising since December 2006. Mr. Carlberg started with the Company as a salesperson and also worked as a store manager and as an area and district leader while being involved and traveling with the men’s merchandising team. He has been full-time with the merchandising team since January 2001.

Michelle Hoffman, age 59. Ms. Hoffman is Vice President of Sales. She was appointed to this position on March 6, 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and most recently Regional Manager since 2008.

Kelli D. Molczyk, age 42. Ms. Molczyk is Vice President of Women's Merchandising. She was appointed to this position on December 8, 2014. Ms. Molczyk has been employed by the Company since 1999 and has served in various roles on the women's merchandising team since that time, including most recently as Divisional Merchandise Manager.

Diane L. Applegate, age 56. Ms. Applegate is Vice President of Supply Chain and Merchandising Operations. She was appointed to this position on December 8, 2014. Ms. Applegate has been employed by the Company since 1983 and has served in various roles of increasing responsibility on the merchandise operations and e-commerce teams, including as Director of Merchandise Operations since 2000.

Brady M. Fritz, age 41. Ms. Fritz is Vice President, General Counsel, and Corporate Secretary. She was appointed to this position on March 22, 2021. Ms. Fritz was hired by the Company on December 10, 2018 and has served as General Counsel and Corporate Secretary since that time. Prior to joining the Company, she served Cargill Incorporated for over 10 years in several roles of increasing responsibility, including most recently as Global Legal Operations Leader and Senior Attorney. Prior to joining Cargill Incorporated, Ms. Fritz began her career at Scudder Law Firm in Lincoln, Nebraska.

ITEM 1A - RISK FACTORS

In management’s judgment, the following are material risk factors that might make an investment in the Company speculative or risky:

Business and Industry Risks:

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 40% of net sales for fiscal 2020 and 39% for fiscal 2019. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2021, the Company plans to open one new store. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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
•Effectively marketing both branded and private label merchandise to consumers in several diverse market segments and maintaining favorable brand recognition;
•Providing unique, high-quality merchandise in styles, colors, and sizes that appeal to consumers;
•Sourcing merchandise efficiently;
•Competitively pricing merchandise and creating customer perception of value; and
•Monitoring increased labor costs, including increases in health care benefits and worker’s compensation and unemployment insurance costs.

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

Operational Risks:

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

Reliance on Increasingly Complex Information Systems for Management of Distribution, Sales, and Other Functions. If the Company’s information systems fail to perform these functions adequately or if the Company experiences an interruption in their operation, including a breach in cyber-security, its business and results of operations could suffer. All of the Company’s major operations, including distribution, sales, and accounting, are dependent upon the Company’s complex information systems. The Company’s information systems are vulnerable to damage or interruption from:

•Earthquake, fire, flood, tornado, and other natural disasters;
•Power loss, computer systems failure, internet and telecommunications or data network failure;
•Hackers, computer viruses, software bugs, or glitches.

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

Impact to the Operations of The Company's Facilities and Retail Stores Resulting from the Novel Coronavirus ("COVID-19") or Other Global Pandemics. The Company currently has a concentration of facilities in Kearney, Nebraska, including its corporate office, distribution center, and online fulfillment center. The Company also has an office in Overland Park, Kansas for its men's buying team. The Company is dependent on the successful operation of these facilities to sustain its operations, including the operation of its online business at buckle.com and its 442 stores in 42 states across the United States.

While the Company has effectively managed the risks posed to its teammates and guests as a result of the COVID-19 global pandemic, there can be no assurances that it will be able to continue to do so as the result of further spread of COVID-19, any variants thereof, or the outbreak of infectious diseases in the future. The operation of all of the Company's facilities is critically dependent on the employees who staff these locations. In addition, federal and state governments have, and may again, imposed restrictions ranging from limitations on public interaction to stay-at-home orders in affected areas. Any events that threaten the operation of the Company's facilities or retail stores, including the outbreak of COVID-19, could have a material adverse effect on the Company's business. This coupled with the potential reduction in consumer spending could materially impact the Company's financial condition and results of operations. Further, these events may also limit the ability of the Company's vendors/manufacturers to operate, which would limit or delay the receipt of new merchandise.

General Risks:

Forward-Looking Statements. The Company cautions that the risk factors described above could cause actual results to vary materially from those anticipated in any forward-looking statements made by or on behalf of the Company. Management cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to vary from those contained in forward-looking statements.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years and generally do not contain renewal options. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of January 30, 2021, including automatic renewal options, expiring on or before January 31st of each year is as follows:

Year	Number of Expiring Leases

2022	144
2023	79
2024	78
2025	56
2026	31
2027	28
2028	14
2029 and later	13
Total	443

The corporate headquarters and online fulfillment center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition. The Company also owns a 40,000 square foot building with warehouse and office space near the corporate headquarters. The Company acquired the lease on the land the building is built upon. The lease is currently in the fourth of ten five-year renewal options, which expires on October 31, 2021. During fiscal 2010, the Company completed construction of a new 240,000 square foot distribution center in Kearney, Nebraska. The Company transitioned to the new distribution center in September 2010 and the new facility is currently the Company’s only operating store distribution center. In fiscal 2015, the Company completed construction of a new office building as a part of its home office campus in Kearney, Nebraska. The new building provides 80,000 square feet of office space.

ITEM 3 - LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this Form 10-K, the Company was not engaged in legal proceedings that are expected, individually or in the aggregate, to have a material effect on the Company.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the New York Stock Exchange under the symbol BKE.

Dividend Payments

During fiscal 2018, the Company paid cash dividends of $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2018. During fiscal 2019, the Company paid cash dividends of $0.25 per share in each of the first three quarters and $0.30 per share in the fourth quarter. The Company also paid a special cash dividend of $1.25 per share in the fourth quarter of fiscal 2019. During fiscal 2020, the Company's Board of Directors suspended the Company's quarterly cash dividends during the first two quarters of the fiscal year as a result of the global COVID-19 pandemic. Upon resuming the Company's quarterly cash dividends, the Company paid cash dividends of $0.30 per share in both the third and fourth quarters. The Company also paid a special cash dividend of $2.00 per share in the fourth quarter of fiscal 2020.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 30, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 1, 2020 to Nov. 28, 2020	—	—	—	410,655
Nov. 29, 2020 to Jan. 2, 2021	—	—	—	410,655
Jan. 3, 2021 to Jan. 30, 2021	—	—	—	410,655
Total	—	—	—

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2021

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
1/30/2016
1/28/2017
2/3/2018
2/2/2019
2/1/2020
1/30/2021
Period Ending
The Buckle, Inc.
Russell 2000 Index
Peer Group

Total Return Analysis	1/30/2016	1/28/2017	2/3/2018	2/2/2019	2/1/2020	1/30/2021

The Buckle, Inc.	$100.00	$77.86	$86.03	$84.35	$130.92	$229.92
Russell 2000 Index	100.00	134.39	153.73	151.23	164.86	214.61
Peer Group	100.00	77.21	84.50	70.56	59.69	84.45

The Peer Group included in the above performance graph includes the following retail company stocks: AEO, ANF, GPS, LB, TLYS, URBN, ZUMZ, EXPR, GES, and GCO.

The following table lists the Company’s quarterly market range for fiscal years 2020, 2019, and 2018, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	January 30, 2021		February 1, 2020		February 2, 2019
Quarter	High	Low	High	Low	High	Low

First	$26.77	$11.76	$19.92	$16.85	$24.00	$17.80
Second	19.03	12.76	21.16	14.81	28.80	22.05
Third	25.08	15.02	22.26	16.85	29.65	18.03
Fourth	42.36	23.98	28.52	21.10	22.80	17.03

The number of record holders of the Company’s common stock as of March 29, 2021 was 450. Based upon information from the principal market makers, the Company believes there are more than 15,000 beneficial owners. The closing price of the Company’s common stock on March 29, 2021 was $38.72.

Additional information required by this item appears in the Notes to Consolidated Financial Statements contained herein under Footnote K "Stock-Based Compensation" and is incorporated by reference.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA
	(Amounts in Thousands Except Share, Per Share Amounts, and Selected Operating Data)
	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019	February 3, 2018 (d)	January 28, 2017
Income Statement Data
Net sales	$901,278	$900,254	$885,496	$913,380	$974,873
Cost of sales (including buying, distribution, and occupancy costs)	500,610	522,780	519,423	533,357	577,705
Gross profit	400,668	377,474	366,073	380,023	397,168
Selling expenses	191,158	204,480	202,032	206,068	205,933
General and administrative expenses	41,488	41,497	43,113	39,877	38,475
Income from operations	168,022	131,497	120,928	134,078	152,760
Other income, net	2,925	6,210	5,716	5,407	3,511
Income before income taxes	170,947	137,707	126,644	139,485	156,271
Income tax expense	40,808	33,278	31,036	49,778	58,310
Net income	$130,139	$104,429	$95,608	$89,707	$97,961
Basic earnings per share	$2.67	$2.15	$1.97	$1.86	$2.04
Diluted earnings per share	$2.66	$2.14	$1.97	$1.85	$2.03
Dividends declared per share (a)	$2.60	$2.30	$2.00	$2.75	$1.75

Selected Operating Data
Stores open at end of period	443	448	450	457	467
Average sales per square foot	$311	$341	$334	$344	$370
Average sales per store (000's)	$1,598	$1,763	$1,715	$1,761	$1,860
Comparable store sales change (b)	0.4%	2.2%	(0.9)%	(7.2)%	(13.5)%

Balance Sheet Data (c)
Working capital	$230,865	$206,189	$280,214	$262,678	$287,841
Long-term investments	$18,320	$15,863	$18,745	$21,453	$18,092
Total assets	$845,814	$867,890	$527,302	$538,116	$579,847
Long-term debt	$—	$—	$—	$—	$—
Stockholders' equity	$396,629	$389,148	$393,877	$391,248	$430,539

(a)    During fiscal 2016, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $0.75 per share in the fourth quarter of fiscal 2016. During fiscal 2017, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.75 per share in the fourth quarter of fiscal 2017. During fiscal 2018, cash dividends were $0.25 per share in each of the four quarters. The Company also paid a special cash dividend of $1.00 per share in the fourth quarter of fiscal 2018. During fiscal 2019, cash dividends were $0.25 per share in each of the first three quarters and $0.30 per share in the fourth quarter. The Company also paid a special cash dividend of $1.25 per share in the fourth quarter of fiscal 2019. During fiscal 2020, the Company's Board of Directors suspended the Company's quarterly cash dividends during the first two quarters of the fiscal year as a result of the global COVID-19 pandemic. Upon resuming the Company's quarterly cash dividends, the Company paid cash dividends of $0.30 per share in both the third and fourth quarters. The Company also paid a special cash dividend of $2.00 per share in the fourth quarter of fiscal 2020.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	January 30, 2021	February 1, 2020	February 2, 2019	Fiscal Year 2019 to 2020	Fiscal Year 2018 to 2019

Net sales	100.0%	100.0%	100.0%	0.1%	1.7%
Cost of sales (including buying, distribution, and occupancy costs)	55.5%	58.1%	58.7%	(4.2)%	0.6%
Gross profit	44.5%	41.9%	41.3%	6.1%	3.1%
Selling expenses	21.2%	22.7%	22.8%	(6.5)%	1.2%
General and administrative expenses	4.6%	4.6%	4.9%	—%	(3.7)%
Income from operations	18.7%	14.6%	13.6%	27.8%	8.7%
Other income, net	0.3%	0.7%	0.7%	(52.9)%	8.6%
Income before income taxes	19.0%	15.3%	14.3%	24.1%	8.7%
Income tax expense	4.6%	3.7%	3.5%	22.6%	7.2%
Net income	14.4%	11.6%	10.8%	24.6%	9.2%

Fiscal 2020 Compared to Fiscal 2019

Net sales for the 52-week fiscal year ended January 30, 2021, increased 0.1% to $901.3 million from net sales of $900.3 million for the 52-week fiscal year ended February 1, 2020. Comparable store net sales for the 52-week fiscal year increased 0.4% from comparable store net sales for the prior year 52-week period ended February 1, 2020. The comparable store sales increase was primarily attributable to a 2.7% increase in the average unit retail, partially offset by a 1.9% decrease in the number of transactions and a 0.5% decrease in the average number of units sold per transaction. Net sales for the year were impacted by the temporary closure of all brick and mortar stores beginning March 18, 2020 due to the COVID-19 pandemic, as further described in Footnote M. Total net sales were also impacted by the Company's permanent closing of 4 stores during fiscal 2019 and by the opening of 3 new stores and permanent closure of 8 stores during fiscal 2020. Online sales for the fiscal year increased 72.0% to $190.6 million for the 52-week fiscal year ended January 30, 2021 compared to $110.8 million for the 52-week fiscal year ended February 1, 2020. Average sales per square foot for fiscal 2020 decreased 8.9% from $341 to $311. Total square footage as of January 30, 2021 was 2.301 million compared to 2.320 million as of February 1, 2020.

The Company’s average retail price per piece of merchandise sold increased $1.20, or 2.7%, during fiscal 2020 compared to fiscal 2019. This $1.20 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.8% increase in average knit shirt price points ($0.39), an increase in average price points for certain other merchandise categories ($0.13), and a shift in the merchandise mix ($0.68). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs increased from $377.5 million in fiscal 2019 to $400.7 million in fiscal 2020. As a percentage of net sales, gross profit was 44.5% in fiscal 2020 compared to 41.9% in fiscal 2019. The increase was attributable to an improvement in merchandise margins (1.40%, as a percentage of net sales) in addition to reductions in occupancy costs (0.95%, as a percentage of net sales) and buying and distribution expenses (0.25%, as a percentage of net sales). Merchandise shrinkage was 0.4% of net sales for fiscal 2020 compared to 0.6% of net sales for fiscal 2019.

Selling expenses decreased from $204.5 million in fiscal 2019 to $191.2 million in fiscal 2020. As a percentage of net sales, selling expenses decreased from 22.7% in fiscal 2019 to 21.2% in fiscal 2020. General and administrative expenses were $41.5 million, or 4.6% of net sales, in both fiscal 2019 and fiscal 2020.

In total, selling, general, and administrative expenses were 25.8% of net sales for fiscal 2020 compared to 27.3% of net sales for fiscal 2019. Reductions in store labor-related expenses (2.40%, as a percentage of net sales) and certain other expense categories (1.00%, as a percentage of net sales) were partially offset by increased shipping costs associated with the Company's strong online sales growth (1.00%, as a percentage of net sales) and increased expense related to incentive compensation accruals (0.90%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations increased from $131.5 million for fiscal 2019 to $168.0 million for fiscal 2020. Income from operations was 18.7% as a percentage of net sales in fiscal 2020 compared to 14.6% as a percentage of net sales in fiscal 2019.

Other income was $2.9 million in fiscal 2020 compared to $6.2 million in fiscal 2019. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 23.9% in fiscal 2020 and 24.2% in fiscal 2019, bringing net income to $130.1 million in fiscal 2020 versus $104.4 million in fiscal 2019.

Fiscal 2019 Compared to Fiscal 2018

A discussion of fiscal 2018 and year-over-year comparisons between fiscal 2019 and fiscal 2018 can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the United States Securities and Exchange Commission on April 1, 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of January 30, 2021, the Company had working capital of $230.9 million, including $318.8 million of cash and cash equivalents and $3.4 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2020, 2019, and 2018 the Company's cash flow from operations was $227.4 million, $130.7 million, and $108.7 million, respectively. Changes in operating cash flow between each of the three years is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent and income taxes. In addition to an increase in net income, the Company's strong operating cash flow for fiscal 2020 was largely due to changes in inventory and accounts payable as the Company managed and adjusted to changing trends as a result of COVID-19.

During fiscal 2020, 2019, and 2018, the Company invested $5.5 million, $6.4 million, and $8.3 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $2.2 million, $0.9 million, and $1.7 million in fiscal 2020, 2019, and 2018, respectively, in capital expenditures for the corporate offices and distribution facility.

During fiscal 2021, the Company anticipates opening 1 new store and completing approximately 8 to 12 store remodels and/or relocations. Management estimates that total capital expenditures during fiscal 2021 will be approximately $10.0 to $15.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of January 30, 2021, had total cash and investments of $340.5 million, including $18.3 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2020, 2019, and 2018. The Company had no bank borrowings as of January 30, 2021 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2020, the Company's Board of Directors suspended the Company's quarterly cash dividends during the first two quarters of the fiscal year as a result of the global COVID-19 pandemic. During the last two quarters of the fiscal year, the Company paid total cash dividends of $128.5 million as follows: $0.30 per share in both the third and fourth quarters and also a special cash dividend of $2.00 per share in the fourth quarter. During fiscal 2019, the Company paid total cash dividends of $112.9 million as follows: $0.25 per share in each of the first three quarters, $0.30 per share in the fourth quarter, and a special cash dividend of $1.25 per share in the fourth quarter. During fiscal 2018, the Company paid total cash dividends of $97.7 million as follows: $0.25 per share in each of the four quarters and a special cash dividend of $1.00 per share in the fourth quarter.

Stock repurchase plan - During fiscal 2020, the Company repurchased 25,000 shares of its common stock at an average price of $14.83 per share. During fiscal 2019, the Company repurchased 4,552 shares of its common stock at an average price of $14.92 per share. The Company did not repurchase any shares of its common stock during fiscal 2018. As of January 30, 2021, 410,655 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $14.3 million and $15.3 million as of January 30, 2021 and February 1, 2020, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.6 million as of January 30, 2021 and $2.3 million as of February 1, 2020.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of January 30, 2021 and February 1, 2020, $10.2 million and $9.6 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

Through partnership with Comenity Bank, the Company offers a private label credit card ("PLCC"). Prior to October 2020, Customers with a PLCC were enrolled in our B-Rewards incentive program and earned points for every qualifying purchase on their card. At the end of each rewards period, customers who exceeded a minimum point threshold received a reward to be redeemed on a future purchase. The B-Rewards program also provided other discount and promotional opportunities to cardholders on a routine basis. Reported revenue was net of both current period reward redemptions, current period discounts and promotions, and accruals for estimated future rewards earned under the B-Rewards program. A liability was recorded for future rewards based on the Company's estimate of how many earned points would turn into rewards and ultimately be redeemed prior to expiration, which was included in "gift certificates redeemable" on the Company's consolidated balance sheets. In October 2020, the Company merged the B-Rewards program and the Buckle Rewards program enabling participating guests to earn additional points for qualifying purchases on their PLCC card under the newly enhanced Buckle Rewards program. Effective January 30, 2021, and for all future periods, the accrual for points earned under the combined Buckle Rewards program is included in "accrued store operating expenses" on the Company's consolidated balance sheets as referenced in the previous paragraph.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $10.8 million as of January 30, 2021 and $12.2 million as of February 1, 2020.

3.Income Taxes. The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. Estimating the value of these assets is based upon the Company’s judgment. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased. Adjustment would be made to increase net income in the period such determination was made.

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

Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, has not applied the lease modification guidance in ASC 842.

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

The following table identifies the material obligations and commitments as of January 30, 2021:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2021	2022-2023	2024-2025	Thereafter

Purchase obligations	$14,649	$8,091	$5,124	$1,434	$—
Deferred compensation	18,320	—	—	—	18,320
Operating lease payments (a)	334,032	91,660	140,301	71,681	30,390
Total contractual obligations	$367,001	$99,751	$145,425	$73,115	$48,710
(a) See Footnote D of the consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2020, 2019, and 2018. The Company had outstanding letters of credit totaling $1.8 million and $1.5 million as of January 30, 2021 and February 1, 2020, respectively. The Company has no other off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.4 million as of January 30, 2021 and $1.3 million as of February 1, 2020, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the “Company”) as of January 30, 2021 and February 1, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three fiscal years in the period ended January 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory - Adjustment to Inventory for Markdowns and Obsolescence — Refer to Note A to the financial statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory, which requires management to make assumptions and estimate the amount necessary to adjust inventory for markdowns and obsolescence. Changes in assumptions applied to the current inventory levels within each different markdown level and the overall aging of inventory could have a significant impact on the valuation of inventory. The adjustment to inventory for markdowns and obsolescence was $10.8 million as of January 30, 2021.

Given the judgments made by management to estimate the adjustment to inventory for markdowns and obsolescence, auditing the adjustment to inventory for markdowns and obsolescence involved a higher degree of auditor judgment and the involvement of more senior members of the engagement team in executing, supervising, and reviewing the results of the procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the adjustment to inventory for markdowns and obsolescence included the following, among others:

•We tested the effectiveness of the control related to evaluating the appropriateness of the assumptions and reasonableness of the adjustment to inventory for markdowns and obsolescence.
•We tested the accuracy and completeness of the inventory balance within each markdown level and the overall aging of inventory.
•We evaluated the reasonableness of management’s adjustment to inventory for markdowns and obsolescence by performing the following:
•Developing estimates of the adjustment to inventory for markdowns and obsolescence and comparing our estimates to management’s estimate.
•Comparing management’s current assumptions related to the inventory levels, within each different markdown level, and the overall aging of inventory to management’s historical assumptions and analyzing trends related to gross margin percentages.
•We tested the mathematical accuracy of the Company’s calculation of the adjustment to inventory for markdowns and obsolescence.

/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 31, 2021

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	January 30, 2021	February 1, 2020

CURRENT ASSETS:
Cash and cash equivalents	$318,789	$220,969
Short-term investments (Notes B and C)	3,359	12,532
Receivables	2,823	3,136
Inventory	101,063	121,258
Prepaid expenses and other assets	11,190	20,935
Total current assets	437,224	378,830

PROPERTY AND EQUIPMENT (Note E)	451,357	452,205
Less accumulated depreciation and amortization	(350,942)	(338,357)
	100,415	113,848

OPERATING LEASE RIGHT-OF-USE ASSETS (Note D)	279,358	350,088
LONG-TERM INVESTMENTS (Notes B and C)	18,320	15,863
OTHER ASSETS (Notes G and H)	10,497	9,261

Total assets	$845,814	$867,890

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,399	$26,491
Accrued employee compensation	35,865	22,929
Accrued store operating expenses	20,303	17,837
Gift certificates redeemable	14,279	15,319
Current portion of operating lease liabilities (Note D)	81,762	87,314
Income taxes payable (Note G)	10,751	2,751
Total current liabilities	206,359	172,641

DEFERRED COMPENSATION (Note J)	18,320	15,863
NON-CURRENT OPERATING LEASE LIABILITIES (Note D)	224,506	290,238
Total liabilities	449,185	478,742

COMMITMENTS (Notes F and I)

STOCKHOLDERS’ EQUITY (Note K):
Common stock, authorized 100,000,000 shares of $0.01 par value; 49,407,731 and 49,205,681 shares issued and outstanding at January 30, 2021 and February 1, 2020, respectively	494	492
Additional paid-in capital	158,058	152,258
Retained earnings	238,077	236,398
Total stockholders’ equity	396,629	389,148

Total liabilities and stockholders' equity	$845,814	$867,890

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019

SALES, Net of returns and allowances	$901,278	$900,254	$885,496

COST OF SALES (Including buying, distribution, and occupancy costs)	500,610	522,780	519,423

Gross profit	400,668	377,474	366,073

OPERATING EXPENSES:
Selling	191,158	204,480	202,032
General and administrative	41,488	41,497	43,113
	232,646	245,977	245,145

INCOME FROM OPERATIONS	168,022	131,497	120,928

OTHER INCOME, Net	2,925	6,210	5,716

INCOME BEFORE INCOME TAXES	170,947	137,707	126,644

INCOME TAX EXPENSE (Note G)	40,808	33,278	31,036

NET INCOME	$130,139	$104,429	$95,608

EARNINGS PER SHARE (Note L):
Basic	$2.67	$2.15	$1.97

Diluted	$2.66	$2.14	$1.97

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019

NET INCOME	$130,139	$104,429	$95,608

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in unrealized loss on investments, net of tax	—	—	89
Other comprehensive income	—	—	89

COMPREHENSIVE INCOME	$130,139	$104,429	$95,697

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, February 3, 2018	48,816,170	$488	$144,279	$246,570	$(89)	$391,248

Net income	—	—	—	95,608	—	95,608
Dividends paid on common stock, ($2.00 per share)	—	—	—	(97,744)	—	(97,744)
Issuance of non-vested stock, net of forfeitures	201,225	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,287	—	—	4,287
Change in unrealized loss on investments, net of tax	—	—	—	—	89	89
Cumulative effect of change in accounting upon adoption of ASC Topic 606	—	—	—	389	—	389

BALANCE, February 2, 2019	49,017,395	$490	$148,564	$244,823	$—	$393,877

Net income	—	—	—	104,429	—	104,429
Dividends paid on common stock, ($2.30 per share)	—	—	—	(112,854)	—	(112,854)
Issuance of non-vested stock, net of forfeitures	192,838	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,764	—	—	3,764
Common stock purchased and retired	(4,552)	—	(68)	—	—	(68)

BALANCE, February 1, 2020	49,205,681	$492	$152,258	$236,398	$—	$389,148

Net income	—	—	—	130,139	—	130,139
Dividends paid on common stock, ($2.60 per share)	—	—	—	(128,460)	—	(128,460)
Issuance of non-vested stock, net of forfeitures	227,050	2	(2)	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,174	—	—	6,174
Common stock purchased and retired	(25,000)	—	(372)	—	—	(372)

BALANCE, January 30, 2021	49,407,731	$494	$158,058	$238,077	$—	$396,629

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130,139	$104,429	$95,608
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	20,863	23,789	26,848
Amortization of non-vested stock grants, net of forfeitures	6,174	3,764	4,287
Deferred income taxes	(1,298)	(1,986)	(1,099)
Other	276	504	1,925
Changes in operating assets and liabilities:
Receivables	313	815	(550)
Inventory	20,195	3,932	(7,487)
Prepaid expenses and other assets	9,745	(2,799)	(66)
Accounts payable	16,748	(2,667)	276
Accrued employee compensation	12,936	1,477	(855)
Accrued store operating expenses	2,099	(1,108)	2,336
Gift certificates redeemable	(1,040)	(1,315)	(1,568)
Income taxes payable	8,000	747	(5,173)
Other assets and liabilities	2,270	1,083	(5,755)

Net cash flows from operating activities	227,420	130,665	108,727

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,657)	(7,322)	(10,021)
Proceeds from sale of property and equipment	111	13	150
Change in other assets	62	168	158
Purchases of investments	(17,629)	(25,629)	(74,215)
Proceeds from sales/maturities of investments	24,345	67,525	76,330

Net cash flows from investing activities	(768)	34,755	(7,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	(372)	(68)	—
Payment of dividends	(128,460)	(112,854)	(97,744)

Net cash flows from financing activities	(128,832)	(112,922)	(97,744)

NET INCREASE IN CASH AND CASH EQUIVALENTS	97,820	52,498	3,385

CASH AND CASH EQUIVALENTS, Beginning of year	220,969	168,471	165,086

CASH AND CASH EQUIVALENTS, End of year	$318,789	$220,969	$168,471

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2020 represents the 52-week period ended January 30, 2021, fiscal 2019 represents the 52-week period ended February 1, 2020, and fiscal 2018 represents the 52-week period ended February 2, 2019.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company operated 443 stores located in 42 states throughout the United States as of January 30, 2021.

During fiscal 2020, the Company opened 3 new stores, substantially remodeled 4 stores, and closed 8 stores. During fiscal 2019, the Company opened 2 new stores, substantially remodeled 5 stores, and closed 4 stores. During fiscal 2018, the Company opened no new stores, substantially remodeled 6 stores, and closed 7 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $14,279 and $15,319 as of January 30, 2021 and February 1, 2020, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The accrued liability for reserve for sales returns was $2,559 as of January 30, 2021 and $2,257 as of February 1, 2020.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of January 30, 2021 and February 1, 2020, $10,235 and $9,615 was included in "accrued store operating expenses" as a liability for estimated future rewards.

Through partnership with Comenity Bank, the Company offers a private label credit card ("PLCC"). Prior to October 2020, Customers with a PLCC were enrolled in our B-Rewards incentive program and earned points for every qualifying purchase on their card. At the end of each rewards period, customers who exceeded a minimum point threshold received a reward to be redeemed on a future purchase. The B-Rewards program also provided other discount and promotional opportunities to cardholders on a routine basis. Reported revenue was net of both current period reward redemptions, current period discounts and promotions, and accruals for estimated future rewards earned under the B-Rewards program. A liability was recorded for future rewards based on the Company's estimate of how many earned points would turn into rewards and ultimately be redeemed prior to expiration, which was included in "gift certificates redeemable" on the Company's consolidated balance sheets. In October 2020, the Company merged the B-Rewards program and the Buckle Rewards program enabling participating guests to earn additional points for qualifying purchases on their PLCC card under the newly enhanced Buckle Rewards program. Effective January 30, 2021, and for all future periods, the accrual for points earned under the combined Buckle Rewards program is included in "accrued store operating expenses" on the Company's consolidated balance sheets as referenced in the previous paragraph.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. The adjustment to inventory for markdowns and/or obsolescence reduced the Company’s inventory valuation by $10,832 and $12,178 as of January 30, 2021 and February 1, 2020, respectively.

Property and Equipment - Property and equipment are stated on the basis of historical cost. Depreciation is provided using a combination of accelerated and straight-line methods based upon the estimated useful lives of the assets. The majority of property and equipment have useful lives of 5 to 10 years with the exception of buildings, which have estimated useful lives of 31.5 to 39 years. Leasehold improvements are stated on the basis of historical cost and are amortized over the shorter of the life of the lease or the estimated economic life of the assets. When circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation is performed on current net book value amounts. Judgments made by the Company related to the expected useful lives of property and equipment and the ability to realize cash flows in excess of carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the expected cash flows and carrying amounts of long-lived assets, adjustments are made to such carrying values.

Pre-Opening Expenses - Costs related to opening new stores are expensed as incurred.

Advertising Costs - Advertising costs are expensed as incurred and were $12,530, $11,406, and $10,661 for fiscal years 2020, 2019, and 2018, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $655 and $685 as of January 30, 2021 and February 1, 2020, respectively.

Leases - The Company's lease portfolio is primarily comprised of leases for retail store locations. The Company also leases certain equipment and corporate office space. Store leases for new stores typically have an initial term of 10 years, with options to renew for an additional 1 to 5 years. The exercise of lease renewal options is at the Company's sole discretion and is included in the lease term for calculations of its right-of-use assets and liabilities when it is reasonably certain that the Company plans to renew these leases. Certain store lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Lease agreements do not contain any residual value guarantees, material restrictive covenants, or options to purchase the leased property.

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

Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, has not applied the lease modification guidance in ASC 842.

Other Income - The Company’s other income is derived primarily from interest and dividends received on cash and investments.

Income Taxes - The Company records a deferred tax asset and liability for expected future tax consequences resulting from temporary differences between the financial reporting and tax bases of assets and liabilities. The Company considers future taxable income and ongoing tax planning in assessing the value of its deferred tax assets. If the Company determines that it is more than likely that these assets will not be realized, the Company would reduce the value of these assets to their expected realizable value, thereby decreasing net income. If the Company subsequently determined that the deferred tax assets, which had been written down, would be realized in the future, such value would be increased, thus increasing net income in the period such determination was made. The Company records tax benefits only for tax positions that are more than likely to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards.

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

Recently Issued Accounting Pronouncements - Except as noted below, the Company has considered all recent accounting pronouncements and concluded that there are no recent accounting pronouncements that may have a material impact on the Company's consolidated financial statements, based on current information.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for fair value investments. The amendments are effective for all entities for annual and interim periods in fiscal years beginning after December 15, 2019. This ASU did not have a material impact on the Company's consolidated financial statements for the fifty-two week period ended January 30, 2021.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2020, 2019, and 2018 of $(160), $(150), and $(38), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $719, $559, and $409 as of January 30, 2021, February 1, 2020, and February 2, 2019, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2020, 2019, and 2018 of $34,106, $34,516, and $37,309, respectively.

B.INVESTMENTS

The following is a summary of investments as of January 30, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$3,359	$7	$—	$—	$3,366

Trading Securities:
Mutual funds	$16,121	$2,199	$—	$—	$18,320

The following is a summary of investments as of February 1, 2020:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,532	$13	$(1)	$—	$12,544

Trading Securities:
Mutual funds	$14,563	$1,300	$—	$—	$15,863

The amortized cost and fair value of debt securities by contractual maturity as of January 30, 2021 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$3,359	$3,366
1 - 5 years	—	—
Total	$3,359	$3,366

As of January 30, 2021 and February 1, 2020, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

C.FAIR VALUE MEASUREMENTS

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

As of January 30, 2021 and February 1, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	18,320	—	—	18,320

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2020	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	15,863	—	—	15,863

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of January 30, 2021, the fair value of held-to-maturity securities was $3,366 compared to the carrying amount of $3,359. As of February 1, 2020, the fair value of held-to-maturity securities was $12,544 compared to the carrying amount of $12,532.

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

Given the substantial reduction in the Company's sales (and the related impact on cash flow projections) as a result of store closures due to the COVID-19 pandemic, an impairment assessment was triggered for certain stores as of May 2, 2020. This analysis resulted in $1,000 of store-related asset impairment charges. There was no impairment related to long-lived assets for all other periods presented.

D.LEASES

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

Given the store closures resulting from the COVID-19 pandemic, the Company paid essentially full rent for the month of April but was then able to negotiate substantial rent deferrals for May and June. Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company has made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, will not apply the lease modification guidance in ASC 842. As such, these deferrals have had no impact to rent expense. Amounts deferred and payable in future periods have been included in "accounts payable" on the Company's consolidated balance sheets.

Lease expense is included in cost of sales in the consolidated statements of income. The components of total lease cost are as follows:

	Fiscal Years Ended
	January 30, 2021	February 1, 2020

Operating lease cost	$97,450	$90,719
Variable lease cost (a)	18,243	31,312
Total lease cost	$115,693	$122,031
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Fiscal Years Ended
	January 30, 2021	February 1, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96,930	$91,671

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$32,937	$63,090

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of January 30, 2021, the weighted-average remaining lease term was 4.6 years and the weighted-average discount rate was 3.8%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of January 30, 2021:

Fiscal Year	Operating Leases (a)
2021	$91,660
2022	77,571
2023	62,730
2024	45,117
2025	26,564
Thereafter	30,390
Total lease payments	334,032
Less: Imputed interest	27,764
Total operating lease liability	$306,268
(a)     Operating lease payments exclude $10,002 of legally binding minimum lease payments for leases signed, but not yet commenced.

E.PROPERTY AND EQUIPMENT

	January 30, 2021	February 1, 2020

Land	$2,491	$2,491
Building and improvements	43,651	43,267
Office equipment	13,906	12,494
Transportation equipment	21,018	21,010
Leasehold improvements	165,027	166,539
Furniture and fixtures	175,145	176,150
Shipping/receiving equipment	29,559	29,325
Construction-in-progress	560	929
Total	$451,357	$452,205

F.FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of January 30, 2021 and February 1, 2020. There were no bank borrowings during fiscal 2020, 2019, and 2018. The Company had outstanding letters of credit totaling $1,809 and $1,523 as of January 30, 2021 and February 1, 2020, respectively.

G.INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019
Current income tax expense:
Federal	$35,837	$29,660	$27,278
State	6,269	5,604	4,857
Deferred income tax expense (benefit)	(1,298)	(1,986)	(1,099)
Total	$40,808	$33,278	$31,036

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019

Statutory rate	21.0%	21.0%	21.0%
State income tax effect	2.9	3.2	3.0
Tax exempt interest income	(0.1)	(0.2)	(0.2)
Other	0.1	0.2	0.7
Effective tax rate	23.9%	24.2%	24.5%

Deferred income tax assets and liabilities are comprised of the following:

	January 30, 2021	February 1, 2020
Deferred income tax assets (liabilities):
Inventory	$4,228	$4,877
Stock-based compensation	2,118	1,627
Accrued compensation	4,551	3,912
Deferred payroll taxes (a)	1,326	—
Accrued store operating costs	2,862	2,691
Realized and unrealized loss on securities	(528)	(312)
Gift certificates redeemable	918	986
Deferred rent liability	319	231
Property and equipment	(13,138)	(12,787)
Operating lease right-of-use assets	(67,046)	(84,021)
Operating lease liabilities	73,504	90,612
Net deferred income tax asset	$9,114	$7,816
(a)     Relates to the liability for deferred payment of the employer's portion of Social Security taxes, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020.

As of January 30, 2021 and February 1, 2020, respectively, the net deferred income tax assets of $9,114 and $7,816 are classified in "other assets." There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of January 30, 2021 or February 1, 2020. Fiscal years 2017 through 2020 remain subject to potential federal examination. Additionally, fiscal years 2016 through 2020 are subject to potential examination by various state taxing authorities.

H.RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,365 as of January 30, 2021 and $1,335 as of February 1, 2020, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

I.COMMITMENTS AND CONTINGENCIES

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

J.EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,640, $1,738, and $1,624 for fiscal years 2020, 2019, and 2018, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s executive officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $199, $202, and $176 for fiscal years 2020, 2019, and 2018, respectively.

K.STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of January 30, 2021, 731,803 shares were available for grant under the Company’s various restricted stock plans, of which 632,242 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2020, 2019, and 2018 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	January 30, 2021	February 1, 2020	February 2, 2019

Stock-based compensation expense, before tax	$6,174	$3,764	$4,287

Stock-based compensation expense, after tax	$4,698	$2,853	$3,237

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended January 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	507,863	$18.23
Granted	370,600	24.41
Forfeited	(143,550)	17.39
Vested	(196,163)	19.41
Non-Vested - end of year	538,750	$22.28

As of January 30, 2021, there was $5,470 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during fiscal 2020, 2019, and 2018 was $6,834, $4,329, and $3,046 respectively. During the fiscal year ended January 30, 2021, 143,100 shares (representing one-half of the "performance based" shares granted during fiscal 2019 under the 2005 Restricted Stock Plan) were forfeited because the Company did not achieve all of the performance targets established for the fiscal 2019 grants.

L.     EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	January 30, 2021			February 1, 2020			February 2, 2019
	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount	Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$130,139	48,755	$2.67	$104,429	48,587	$2.15	$95,608	48,413	$1.97
Effect of Dilutive Securities:
Non-vested shares	—	258	(0.01)	—	226	(0.01)	—	201	—
Diluted EPS	$130,139	49,013	$2.66	$104,429	48,813	$2.14	$95,608	48,614	$1.97
(a)     Shares in thousands.

M.     REVENUES

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company operated 443 stores located in 42 states throughout the United States as of January 30, 2021.

The Company temporarily closed all of its brick and mortar stores beginning March 18, 2020 to protect the health and welfare of its guests, teammates, and communities as a result of the COVID-19 pandemic. The Company began the process of reopening certain stores the week of April 26, 2020, following all appropriate federal, state, and local reopening guidelines. The store closings had a significant impact on the Company's revenue for the twenty-six week period ended August 1, 2020, which was down $73,692 or 18.2% from the same twenty-six week period in the prior year. As of August 1, 2020, 431 of the Company's 446 stores were open. The Company's online store remained open without interruption and experienced significant growth during the twenty-six week period ended August 1, 2020, growing $30,555 or 64.3% compared to the same twenty-six week period in the prior year. For the full fiscal year ended January 30, 2021, the Company's online store grew by $79,759 or 72.0%.

During fiscal years 2020, 2019, and 2018, online revenues accounted for 21.1%, 12.3%, and 11.7%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10.0% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	January 30, 2021	February 1, 2020	February 2, 2019

Denims	40.1%	40.7%	41.0%
Tops (including sweaters)	30.1	32.2	32.8
Footwear	10.2	8.0	6.7
Accessories	9.0	8.9	8.8
Sportswear/Fashions	5.8	5.5	6.0
Outerwear	1.9	2.0	2.1
Casual bottoms	0.9	1.1	1.2
Youth	2.0	1.6	1.4
Total	100.0%	100.0%	100.0%

N.SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial information for fiscal 2020 and 2019 are as follows:

	Quarter
Fiscal 2020	First	Second	Third	Fourth

Net sales	$115,413	$216,025	$251,005	$318,835
Gross profit	$26,825	$93,382	$116,950	$163,511
Net income	$(11,784)	$34,682	$41,635	$65,606
Basic earnings per share	$(0.24)	$0.71	$0.85	$1.34
Diluted earnings per share	$(0.24)	$0.71	$0.85	$1.33

	Quarter
Fiscal 2019	First	Second	Third	Fourth

Net sales	$201,313	$203,817	$224,121	$271,003
Gross profit	$76,653	$78,697	$93,534	$128,590
Net income	$15,092	$16,374	$25,984	$46,979
Basic earnings per share	$0.31	$0.34	$0.54	$0.96
Diluted earnings per share	$0.31	$0.34	$0.53	$0.96

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

Management’s Report on Internal Control Over Financial Reporting - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America (“GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of January 30, 2021.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended January 30, 2021, of the Company and our report dated March 31, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
March 31, 2021

ITEM 9B - OTHER INFORMATION

As required by Section 303A of the New York Stock Exchange’s Corporate Governance Standards, the Company’s Chief Executive Officer submitted a certification to the New York Stock Exchange in fiscal 2020 that he was not aware of any violation by the Company of the New York Stock Exchange’s Corporate Governance Standards as of the date of the certification, June 16, 2020.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2021 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2021 Annual Shareholders' Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2021 Annual Shareholders' Meeting and in the Notes to Consolidated Financial Statements under Footnote K in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2021 Annual Shareholders' Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by our independent registered public accounting firm and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2021 Annual Shareholders' Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date:	March 31, 2021	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	March 31, 2021	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2021.

/s/ DANIEL J. HIRSCHFELD	/s/ BRUCE L. HOBERMAN
Daniel J. Hirschfeld	Bruce L. Hoberman
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ MICHAEL E. HUSS
Dennis H. Nelson	Michael E. Huss
President and Chief Executive Officer	Director
and Director

/s/ THOMAS B. HEACOCK	/s/ ANGIE J. KLEIN
Thomas B. Heacock	Angie J. Klein
Sr. Vice President of Finance, Treasurer,	Director
Chief Financial Officer, and Director

/s/ KARI G. SMITH	/s/ JOHN P. PEETZ, III
Kari G. Smith	John P. Peetz, III
Executive Vice President of Stores	Director
and Director

/s/ HANK M. BOUNDS	/s/ KAREN B. RHOADS
Hank M. Bounds	Karen B. Rhoads
Director	Director

/s/ BILL L. FAIRFIELD	/s/ JAMES E. SHADA
Bill L. Fairfield	James E. Shada
Director	Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns

Balance, February 3, 2018	$4	$1,070

Amounts charged to costs and expenses	661	—
Amounts charged to other accounts	—	76,968
Deductions	(661)	(75,856)

Balance, February 2, 2019	$4	$2,182

Amounts charged to costs and expenses	472	—
Amounts charged to other accounts	—	62,878
Deductions	(472)	(62,803)

Balance, February 1, 2020	$4	$2,257

Amounts charged to costs and expenses	489	—
Amounts charged to other accounts	—	62,257
Deductions	(489)	(61,955)

Balance, January 30, 2021	$4	$2,559

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form 10-K filed for the fiscal year ended February 3, 2018

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.6 and 10.6.1 to Form 10-K filed for the fiscal year ended January 28, 2012
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
	(10.2.1)	Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated February 16, 2015 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.2.1 to Form 10-K filed for the fiscal year ended January 31, 2015
	(10.2.2)	Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(10.2.3)	Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated July 26, 2019 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended August 3, 2019
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008
	(10.8)	2019 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 3, 2019
	(10.9)	2020 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 1, 2020
	(10.10)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for the 2021 Annual Meeting of Shareholders

Exhibits			Page Number or Incorporation by Reference to

	(10.11)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for the 2021 Annual Meeting of Shareholders

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(104)	Cover page formatted as Inline XBRL and contained in Exhibit 101

(*)	Denotes management contract or compensatory plan or arrangement.