Form 10-Q
period 2021-05-01
BUCKLE INC
filed 2021-06-10
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 1, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 4, 2021, was 49,788,891.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 1, 2021	January 30, 2021

CURRENT ASSETS:
Cash and cash equivalents	$393,153	$318,789
Short-term investments	697	3,359
Receivables	1,670	2,823
Inventory	89,017	101,063
Prepaid expenses and other assets	20,615	11,190
Total current assets	505,152	437,224

PROPERTY AND EQUIPMENT	452,662	451,357
Less accumulated depreciation and amortization	(352,627)	(350,942)
	100,035	100,415

OPERATING LEASE RIGHT-OF-USE ASSETS	280,805	279,358
LONG-TERM INVESTMENTS	19,087	18,320
OTHER ASSETS	11,128	10,497

Total assets	$916,207	$845,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$53,632	$43,399
Accrued employee compensation	26,474	35,865
Accrued store operating expenses	27,355	20,303
Gift certificates redeemable	12,215	14,279
Current portion of operating lease liabilities	84,628	81,762
Income taxes payable	29,737	10,751
Total current liabilities	234,041	206,359

DEFERRED COMPENSATION	19,087	18,320
NON-CURRENT OPERATING LEASE LIABILITIES	222,981	224,506
Total liabilities	476,109	449,185

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 49,788,891 and 49,407,731 shares issued and outstanding at May 1, 2021 and January 30, 2021 respectively	498	494
Additional paid-in capital	160,684	158,058
Retained earnings	278,916	238,077
Total stockholders’ equity	440,098	396,629

Total liabilities and stockholders’ equity	$916,207	$845,814

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

SALES, Net of returns and allowances	$299,125	$115,413

COST OF SALES (Including buying, distribution, and occupancy costs)	151,572	88,588

Gross profit	147,553	26,825

OPERATING EXPENSES:
Selling	60,000	33,504
General and administrative	11,751	9,503
	71,751	43,007

INCOME (LOSS) FROM OPERATIONS	75,802	(16,182)

OTHER INCOME, Net	51	574

INCOME (LOSS) BEFORE INCOME TAXES	75,853	(15,608)

INCOME TAX EXPENSE (BENEFIT)	18,584	(3,824)

NET INCOME (LOSS)	$57,269	$(11,784)

EARNINGS (LOSS) PER SHARE:
Basic	$1.17	$(0.24)

Diluted	$1.16	$(0.24)

Basic weighted average shares	48,946	48,725
Diluted weighted average shares	49,309	48,922

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2021

BALANCE, January 31, 2021	49,407,731	$494	$158,058	$238,077	$396,629
Net income (loss)	—	—	—	57,269	57,269
Dividends paid on common stock, ($0.33 per share)	—	—	—	(16,430)	(16,430)
Issuance of non-vested stock, net of forfeitures	381,160	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,630	—	2,630
BALANCE, May 1, 2021	49,788,891	$498	$160,684	$278,916	$440,098

FISCAL 2020

BALANCE, February 2, 2020	49,205,681	$492	$152,258	$236,398	$389,148
Net income (loss)	—	—	—	(11,784)	(11,784)
Issuance of non-vested stock, net of forfeitures	227,500	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	957	—	957
Common stock purchased and retired	(25,000)	—	(372)	—	(372)
BALANCE, May 2, 2020	49,408,181	$494	$152,841	$224,614	$377,949

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$57,269	$(11,784)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	4,812	5,484
Amortization of non-vested stock grants, net of forfeitures	2,630	957
Deferred income taxes	(631)	(230)
Other	195	41
Changes in operating assets and liabilities:
Receivables	1,153	1,859
Inventory	12,046	(413)
Prepaid expenses and other assets	(9,425)	7,497
Accounts payable	10,242	(6,953)
Accrued employee compensation	(9,391)	(17,619)
Accrued store operating expenses	7,100	(1,875)
Gift certificates redeemable	(2,064)	(1,806)
Income taxes payable	18,986	(3,176)
Other assets and liabilities	613	(282)

Net cash flows from operating activities	93,535	(28,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,636)	(2,072)
Purchases of investments	(1,579)	(14,738)
Proceeds from sales/maturities of investments	3,474	9,550

Net cash flows from investing activities	(2,741)	(7,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	—	(372)
Payment of dividends	(16,430)	—

Net cash flows from financing activities	(16,430)	(372)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	74,364	(35,932)

CASH AND CASH EQUIVALENTS, Beginning of period	318,789	220,969

CASH AND CASH EQUIVALENTS, End of period	$393,153	$185,037

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 1, 2021 AND MAY 2, 2020
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 30, 2021, included in The Buckle, Inc.'s 2020 Form 10-K. The condensed consolidated balance sheet as of January 30, 2021 is derived from audited financial statements.

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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 442 stores located in 42 states throughout the United States as of May 1, 2021 and 446 stores in 42 states as of May 2, 2020. During the thirteen week period ended May 1, 2021, the Company opened no new stores, substantially remodeled 5 stores, and closed 1 store. During the thirteen week period ended May 2, 2020, the Company opened no new stores, substantially remodeled 1 store, and closed 2 stores.

Revenue for fiscal 2020 was significantly affected by the impacts of COVID-19. The Company temporarily closed all of its brick and mortar stores beginning March 18, 2020 to protect the health and welfare of its guests, teammates, and communities. The Company began the process of reopening certain stores the week of April 26, 2020, following all appropriate federal, state, and local reopening guidelines. As of May 2, 2020, 37 of the Company's stores had reopened. The store closings had a significant impact on the Company's revenue for the thirteen week period ended May 2, 2020, which was down $85,900 or 42.7% from the same thirteen week period in the prior year. The Company's online store remained open without interruption and experienced significant growth during the thirteen week period ended May 2, 2020, growing $7,696 or 31.5% compared to the same thirteen week period in the prior year.

For the thirteen week periods ended May 1, 2021 and May 2, 2020, online revenues accounted for 18.0% and 27.8%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 1, 2021	May 2, 2020

Denims	42.2%	45.8%
Tops (including sweaters)	26.1	27.6
Footwear	11.0	8.5
Sportswear/Fashions	8.9	6.6
Accessories	8.5	8.1
Outerwear	0.8	1.0
Casual bottoms	0.7	0.9
Youth	1.8	1.5
	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 1, 2021			May 2, 2020
	Net Income (Loss)	Weighted Average Shares (a)	Per Share Amount	Net Income (Loss)	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$57,269	48,946	$1.17	$(11,784)	48,725	$(0.24)
Effect of Dilutive Securities:
Non-vested shares	—	363	(0.01)	—	197	—
Diluted EPS	$57,269	49,309	$1.16	$(11,784)	48,922	$(0.24)
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of May 1, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$697	$—	$—	$—	$697

Trading Securities:
Mutual funds	$15,935	$3,152	$—	$—	$19,087

The following is a summary of investments as of January 30, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$3,359	$7	$—	$—	$3,366

Trading Securities:
Mutual funds	$16,121	$2,199	$—	$—	$18,320

The amortized cost and fair value of debt securities by contractual maturity as of May 1, 2021 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$697	$697
1 - 5 years	—	—
	$697	$697

As of May 1, 2021 and January 30, 2021, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of May 1, 2021 and January 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 1, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$19,087	$—	$—	$19,087

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$18,320	$—	$—	$18,320

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 1, 2021, the fair value of held-to-maturity securities was $697 compared to the carrying amount of $697. As of January 30, 2021, the fair value of held-to-maturity securities was $3,366 compared to the carrying amount of $3,359.

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

During the period of store closures in fiscal 2020 in response to the COVID-19 pandemic, the Company paid essentially full rent for the month of April but was then able to negotiate substantial rent deferrals for May and June. Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, did not apply the lease modification guidance in ASC 842. As such, these deferrals had no impact to rent expense. Amounts deferred and payable in future periods have been included in "accounts payable" on the Company's condensed consolidated balance sheets.

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

Operating lease cost	$23,697	$24,590
Variable lease cost (a)	4,464	4,489
Total lease cost	$28,161	$29,079
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,865	$25,035

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$27,091	$3,380

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of May 1, 2021, the weighted-average remaining lease term was 4.4 years and the weighted-average discount rate was 3.7%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 1, 2021:

Fiscal Year	Operating Leases (a)
2021 (remaining)	$73,278
2022	84,457
2023	66,991
2024	47,811
2025	29,191
Thereafter	32,646
Total lease payments	334,374
Less: Imputed interest	26,765
Total operating lease liability	$307,609
(a)     Operating lease payments exclude $12,156 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 1, 2021 and May 2, 2020 of $9 and $326, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $710 and $719 as of May 1, 2021 and January 30, 2021, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid/(refunds received) for income taxes during the thirteen week periods ended May 1, 2021 and May 2, 2020 of $230 and $(418), respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of May 1, 2021, 350,643 shares were available for grant under the Company’s various restricted stock plans, of which 269,082 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2021 and fiscal 2020 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

Stock-based compensation expense, before tax	$2,630	$957

Stock-based compensation expense, after tax	$1,986	$723

Non-vested shares of common stock granted during the thirteen week periods ended May 1, 2021 and May 2, 2020 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 1, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	538,750	$22.28
Granted	381,300	39.32
Forfeited	(140)	21.40
Vested	(76,673)	24.71
Non-Vested - end of quarter	843,237	$29.76

As of May 1, 2021, there was $16,933 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.3 years. The total fair value of shares vested during the thirteen week periods ended May 1, 2021 and May 2, 2020 was $3,091 and $739, respectively.

9.Recently Issued Accounting Pronouncements

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Thirteen Weeks Ended			(Decrease)
	May 1, 2021	May 2, 2020	May 4, 2019	Fiscal Year 2021 to 2020	Fiscal Year 2021 to 2019

Net sales	100.0%	100.0%	100.0%	159.2%	48.6%
Cost of sales (including buying, distribution, and occupancy costs)	50.7%	76.8%	61.9%	71.1%	21.6%
Gross profit	49.3%	23.2%	38.1%	450.1%	92.5%
Selling expenses	20.1%	29.0%	23.2%	79.1%	28.7%
General and administrative expenses	3.9%	8.2%	5.6%	23.7%	3.9%
Income (loss) from operations	25.3%	(14.0)%	9.3%	n/a	304.6%
Other income, net	—%	0.5%	0.6%	(91.1)%	(95.9)%
Income (loss) before income taxes	25.3%	(13.5)%	9.9%	n/a	279.5%
Income tax expense (benefit)	6.2%	(3.3)%	2.4%	n/a	279.5%
Net income (loss)	19.1%	(10.2)%	7.5%	n/a	279.5%

Results for fiscal 2020 were significantly impacted by the Company’s closure of all brick and mortar stores due to the COVID-19 pandemic beginning March 18, 2020. As a result of the impact of the store closures on prior year reported net sales and operating results, the Company is comparing both to fiscal 2020 and fiscal 2019. Additionally, the Company is not separately reporting comparable store sales for the periods most affected by the store closures.

Net sales increased from $115.4 million in the first quarter of fiscal 2020 to $299.1 million in the first quarter of fiscal 2021, a 159.2% increase. Compared to the same 13-week period in fiscal 2019, net sales increased 48.6% from net sales of $201.3 million for the 13-week fiscal quarter ended May 4, 2019. Compared to the first quarter of fiscal 2019, total sales growth was the result of a 43.4% increase in number of transactions and a 4.3% increase in the average unit retail, partially offset by a 0.5% reduction in the average number of units sold per transaction. Online sales for the quarter increased 67.3% to $53.7 million for the thirteen week period ended May 1, 2021 compared to $32.1 million for the thirteen week period ended May 2, 2020. Compared to the same 13-week period in fiscal 2019, online sales increased 120.0% from net sales of $24.4 million for the 13-week period ended May 4, 2019.

The Company's average retail price per piece of merchandise sold increased $1.96, or 4.3%, during the first quarter of fiscal 2021 compared to the first quarter of fiscal 2019. This $1.96 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.4% increase in average knit shirt price points ($0.40), a 5.9% increase in average accessories price points ($0.22), and a shift in the merchandise mix ($1.66); which were partially offset by a 0.9% reduction in average denim price points (-$0.19), a 2.2% reduction in average footwear price points (-$0.12), and reduced average price points for certain other merchandise categories (-$0.01). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $147.6 million in the first quarter of fiscal 2021 compared to $26.8 million in the first quarter of fiscal 2020. As a percentage of net sales, gross profit was 49.3% in the first quarter of fiscal 2021, compared to 23.2% in the first quarter of fiscal 2020 and 38.1% in the first quarter of fiscal 2019. The gross margin increase, compared to the first quarter of fiscal 2019, was the result of an improvement in merchandise margins (3.15%, as a percentage of net sales) and leveraged occupancy, buying, and distribution expenses (8.05%, as a percentage of net sales).

Selling expenses were $60.0 million in the first quarter of fiscal 2021 compared to $33.5 million in the first quarter of fiscal 2020. As a percentage of net sales, selling expenses were 20.1% of net sales in the first quarter of fiscal 2021, compared to 29.0% in the first quarter of fiscal 2020 and 23.2% in the first quarter of fiscal 2019.

General and administrative expenses were $11.8 million in the first quarter of fiscal 2021 compared to $9.5 million in the first quarter of fiscal 2020. As a percentage of net sales, general and administrative expenses were 3.9% of net sales in the first quarter of fiscal 2021, compared to 8.2% in the first quarter of fiscal 2020 and 5.6% in the first quarter of fiscal 2019.

In total, selling, general, and administrative expenses were 24.0% of net sales for the first quarter of fiscal 2021, compared to 37.2% for the first quarter of fiscal 2020 and 28.8% for the first quarter of fiscal 2019. The reduction, compared to the first quarter of fiscal 2019, was the result of reductions in store labor related expenses (5.60%, as a percentage of net sales), reduced travel costs (0.50%, as a percentage of net sales), and sales leverage across several other expense categories (1.90%, as a percentage of net sales); which were partially offset by increased expense related to incentive compensation accruals (2.05%, as a percentage of net sales), increased shipping costs associated with the Company's strong online sales growth (0.75%, as a percentage of net sales), increased equity compensation expense (0.20%, as a percentage of net sales), and increased marketing expense (0.20%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $75.8 million, or 25.3% of net sales, for the first quarter of fiscal 2021 compared to a loss from operations of $16.2 million, or (14.0%) of net sales, for the first quarter of fiscal 2020. In the first quarter of fiscal 2019, income from operations was 9.3% of net sales.

The Company's effective tax rate was 24.5% for first quarter of both fiscal 2021 and fiscal 2020, bringing the Company's net income to $57.3 million in the first quarter of fiscal 2021 compared to a net loss of $11.8 million in the first quarter of fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of May 1, 2021, the Company had working capital of $271.1 million, including $393.2 million of cash and cash equivalents and $0.7 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2021 and fiscal 2020, the Company's cash flow from operations was $93.5 million and $(28.3) million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent and income taxes. In addition to an increase in net income, the Company's strong operating cash flow for the first three months of fiscal 2021 compared to the first three months of fiscal 2020 is primarily due to changes in inventory and accounts payable as the Company continued to manage and adjust to changing trends as a result of COVID-19.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2021 and 2020, the Company invested $4.1 million and $1.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.5 million and $0.6 million in the first quarter of fiscal 2021 and 2020, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2021, the Company anticipates completing seven additional store construction projects, including one new store and six stores to be substantially remodeled and/or relocated. Management estimates that total capital expenditures during fiscal 2021 will be approximately $10.0 to $15.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of May 1, 2021, had total cash and investments of $412.9 million, including $19.1 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on LIBOR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2021 or 2020. The Company had no bank borrowings as of May 1, 2021 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 1, 2021 have not changed materially from those utilized for the fiscal year ended January 30, 2021, included in The Buckle Inc.’s 2020 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $12.2 million and $14.3 million as of May 1, 2021 and January 30, 2021, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.8 million as of May 1, 2021 and $2.6 million as of January 30, 2021.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of May 1, 2021 and January 30, 2021, $10.5 million and $10.2 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $9.1 million as of May 1, 2021 and $10.8 million as of January 30, 2021.

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

Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, did not apply the lease modification guidance in ASC 842.

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

The following table identifies the material obligations and commitments as of May 1, 2021:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2021 (remaining)	2022-2023	2024-2025	Thereafter

Purchase obligations	$15,607	$9,049	$5,124	$1,434	$—
Deferred compensation	19,087	—	—	—	19,087
Operating lease payments (a)	334,374	73,278	151,448	77,002	32,646
Total contractual obligations	$369,068	$82,327	$156,572	$78,436	$51,733
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2021 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2021 or the first quarter of fiscal 2020. The Company had outstanding letters of credit totaling $2.4 million and $1.8 million as of May 1, 2021 and January 30, 2021, respectively. The Company has no other off-balance sheet arrangements.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 1, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 31, 2021 to Feb. 27, 2021	-	-	-	410,655
Feb. 28, 2021 to Apr. 3, 2021	-	-	-	410,655
Apr. 4, 2021 to May 1, 2021	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:    None

Item 6.    Exhibits:

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.
Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 10, 2021	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 10, 2021	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

EXHIBIT INDEX

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.
Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101