Form 10-Q
period 2021-07-31
BUCKLE INC
filed 2021-09-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 3, 2021, was 49,783,381.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	July 31, 2021	January 30, 2021

CURRENT ASSETS:
Cash and cash equivalents	$406,714	$318,789
Short-term investments	8,592	3,359
Receivables	6,667	2,823
Inventory	95,276	101,063
Prepaid expenses and other assets	20,294	11,190
Total current assets	537,543	437,224

PROPERTY AND EQUIPMENT	452,460	451,357
Less accumulated depreciation and amortization	(352,773)	(350,942)
	99,687	100,415

OPERATING LEASE RIGHT-OF-USE ASSETS	264,177	279,358
LONG-TERM INVESTMENTS	19,558	18,320
OTHER ASSETS	11,720	10,497

Total assets	$932,685	$845,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$67,812	$43,399
Accrued employee compensation	33,878	35,865
Accrued store operating expenses	30,724	20,303
Gift certificates redeemable	11,434	14,279
Current portion of operating lease liabilities	82,255	81,762
Income taxes payable	—	10,751
Total current liabilities	226,103	206,359

DEFERRED COMPENSATION	19,558	18,320
NON-CURRENT OPERATING LEASE LIABILITIES	209,472	224,506
Total liabilities	455,133	449,185

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 49,783,381 and 49,407,731 shares issued and outstanding at July 31, 2021 and January 30, 2021 respectively	498	494
Additional paid-in capital	163,148	158,058
Retained earnings	313,906	238,077
Total stockholders’ equity	477,552	396,629

Total liabilities and stockholders’ equity	$932,685	$845,814

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

SALES, Net of returns and allowances	$295,120	$216,025	$594,245	$331,438

COST OF SALES (Including buying, distribution, and occupancy costs)	153,101	122,643	304,673	211,231

Gross profit	142,019	93,382	289,572	120,207

OPERATING EXPENSES:
Selling	63,056	38,257	123,056	71,761
General and administrative	11,081	9,593	22,832	19,096
	74,137	47,850	145,888	90,857

INCOME FROM OPERATIONS	67,882	45,532	143,684	29,350

OTHER INCOME, Net	222	404	273	978

INCOME BEFORE INCOME TAXES	68,104	45,936	143,957	30,328

INCOME TAX EXPENSE	16,685	11,254	35,269	7,430

NET INCOME	$51,419	$34,682	$108,688	$22,898

EARNINGS PER SHARE:
Basic	$1.05	$0.71	$2.22	$0.47

Diluted	$1.04	$0.71	$2.20	$0.47

Basic weighted average shares	48,946	48,714	48,946	48,719
Diluted weighted average shares	49,341	48,913	49,325	48,918

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2021

BALANCE, May 2, 2021	49,788,891	$498	$160,684	$278,916	$440,098
Net income	—	—	—	51,419	51,419
Dividends paid on common stock, ($0.33 per share)	—	—	—	(16,429)	(16,429)
Issuance of non-vested stock, net of forfeitures	(5,510)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,464	—	2,464
BALANCE, July 31, 2021	49,783,381	$498	$163,148	$313,906	$477,552

BALANCE, January 31, 2021	49,407,731	$494	$158,058	$238,077	$396,629
Net income	—	—	—	108,688	108,688
Dividends paid on common stock, ($0.66 per share)	—	—	—	(32,859)	(32,859)
Issuance of non-vested stock, net of forfeitures	375,650	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,094	—	5,094
BALANCE, July 31, 2021	49,783,381	$498	$163,148	$313,906	$477,552

FISCAL 2020

BALANCE, May 3, 2020	49,408,181	$494	$152,841	$224,614	$377,949
Net income	—	—	—	34,682	34,682
Issuance of non-vested stock, net of forfeitures	(450)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,676	—	1,676
Common stock purchased and retired	—	—	—	—	—
BALANCE, August 1, 2020	49,407,731	$494	$154,517	$259,296	$414,307

BALANCE, February 2, 2020	49,205,681	$492	$152,258	$236,398	$389,148
Net income	—	—	—	22,898	22,898
Issuance of non-vested stock, net of forfeitures	227,050	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,633	—	2,633
Common stock purchased and retired	(25,000)	—	(372)	—	(372)
BALANCE, August 1, 2020	49,407,731	$494	$154,517	$259,296	$414,307

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,688	$22,898
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,700	11,010
Amortization of non-vested stock grants, net of forfeitures	5,094	2,633
Deferred income taxes	(1,223)	(632)
Other	229	58
Changes in operating assets and liabilities:
Receivables	286	1,278
Inventory	5,787	4,779
Prepaid expenses and other assets	(9,104)	547
Accounts payable	24,424	21,734
Accrued employee compensation	(1,987)	(13,538)
Accrued store operating expenses	11,005	3,279
Gift certificates redeemable	(2,845)	(2,708)
Income taxes payable	(14,881)	(3,287)
Other assets and liabilities	1,294	1,115

Net cash flows from operating activities	136,467	49,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,212)	(3,382)
Change in other assets	—	111
Purchases of investments	(10,700)	(15,953)
Proceeds from sales/maturities of investments	4,229	15,175

Net cash flows from investing activities	(15,683)	(4,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	—	(372)
Payment of dividends	(32,859)	—

Net cash flows from financing activities	(32,859)	(372)

NET INCREASE IN CASH AND CASH EQUIVALENTS	87,925	44,745

CASH AND CASH EQUIVALENTS, Beginning of period	318,789	220,969

CASH AND CASH EQUIVALENTS, End of period	$406,714	$265,714

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2021 AND AUGUST 1, 2020
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 442 stores located in 42 states throughout the United States as of July 31, 2021 and 446 stores in 42 states as of August 1, 2020. During the twenty-six week period ended July 31, 2021, the Company opened 1 new store, substantially remodeled 7 stores, and closed 2 stores, which includes 1 new store, 2 substantially remodeled stores, and 1 closed stores for the second quarter. During the twenty-six week period ended August 1, 2020, the Company opened 3 new stores, substantially remodeled 1 store, and closed 5 stores, which includes 3 new stores, no substantially remodeled stores, and 3 closed stores for the second quarter.

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

For the thirteen week periods ended July 31, 2021 and August 1, 2020, online revenues accounted for 14.7% and 21.3%, respectively, of the Company's net sales. For the twenty-six week periods ended July 31, 2021 and August 1, 2020, online revenues accounted for 16.4% and 23.6%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Merchandise Group	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Denims	33.6%	32.1%	37.9%	36.9%
Tops (including sweaters)	30.9	30.3	28.5	29.4
Sportswear/Fashions	13.8	15.6	11.3	12.4
Footwear	8.0	9.6	9.5	9.2
Accessories	10.3	9.8	9.4	9.2
Casual bottoms	0.8	0.7	0.8	0.8
Outerwear	0.3	0.3	0.5	0.6
Youth	2.3	1.6	2.1	1.5
	100.0%	100.0%	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 31, 2021			August 1, 2020
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$51,419	48,946	$1.05	$34,682	48,714	$0.71
Effect of Dilutive Securities:
Non-vested shares	—	395	(0.01)	—	199	—
Diluted EPS	$51,419	49,341	$1.04	$34,682	48,913	$0.71

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 31, 2021			August 1, 2020
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$108,688	48,946	$2.22	$22,898	48,719	$0.47
Effect of Dilutive Securities:
Non-vested shares	—	379	(0.02)	—	199	—
Diluted EPS	$108,688	49,325	$2.20	$22,898	48,918	$0.47
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of July 31, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$8,592	$10	$—	$—	$8,602

Trading Securities:
Mutual funds	$16,100	$3,458	$—	$—	$19,558

The following is a summary of investments as of January 30, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$3,359	$7	$—	$—	$3,366

Trading Securities:
Mutual funds	$16,121	$2,199	$—	$—	$18,320

The amortized cost and fair value of debt securities by contractual maturity as of July 31, 2021 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$8,592	$8,602
1 - 5 years	—	—
	$8,592	$8,602

As of July 31, 2021 and January 30, 2021, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of July 31, 2021 and January 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
July 31, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$19,558	$—	$—	$19,558

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$18,320	$—	$—	$18,320

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of July 31, 2021, the fair value of held-to-maturity securities was $8,602 compared to the carrying amount of $8,592. As of January 30, 2021, the fair value of held-to-maturity securities was $3,366 compared to the carrying amount of $3,359.

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

During the period of store closures in fiscal 2020 in response to the COVID-19 pandemic, the Company paid essentially full rent for the month of April but was then able to negotiate substantial rent deferrals for May and June. Consistent with guidance in the FASB Staff Q&A regarding lease concessions related to the effects of the COVID-19 pandemic, the Company made the election to treat all lease concessions as though the enforceable rights and obligations existed in each contract and, therefore, did not apply the lease modification guidance in ASC 842. As such, these deferrals had no impact on rent expense. Amounts deferred and payable in future periods have been included in "accounts payable" on the Company's condensed consolidated balance sheets.

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Operating lease cost	$23,630	$24,431	$47,327	$49,021
Variable lease cost (a)	4,544	1,667	9,008	6,156
Total lease cost	$28,174	$26,098	$56,335	$55,177
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,359	$15,175	$49,224	$40,210

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$9,651	$2,590	$36,742	$5,970

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of July 31, 2021, the weighted-average remaining lease term was 4.4 years and the weighted-average discount rate was 3.7%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of July 31, 2021:

Fiscal Year	Operating Leases (a)
2021 (remaining)	$48,912
2022	85,193
2023	67,574
2024	48,487
2025	30,049
Thereafter	36,868
Total lease payments	317,083
Less: Imputed interest	25,356
Total operating lease liability	$291,727
(a)     Operating lease payments exclude $18,093 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 31, 2021 and August 1, 2020 of $11 and $83, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $708 and $719 as of July 31, 2021 and January 30, 2021, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 31, 2021 and August 1, 2020 of $51,373 and $11,349, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of July 31, 2021, 956,153 shares were available for grant under the Company’s various restricted stock plans, of which 874,592 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2021 and fiscal 2020 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020

Stock-based compensation expense, before tax	$2,464	$1,676	$5,094	$2,633

Stock-based compensation expense, after tax	$1,860	$1,265	$3,846	$1,988

Non-vested shares of common stock granted during the twenty-six week periods ended July 31, 2021 and August 1, 2020 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	538,750	$22.28
Granted	381,300	39.32
Forfeited	(5,650)	24.61
Vested	(76,673)	24.71
Non-Vested - end of quarter	837,727	$29.79

As of July 31, 2021, there was $14,469 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the twenty-six week periods ended July 31, 2021 and August 1, 2020 was $3,091 and $744, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Twenty-Six Weeks Ended		Percentage
	July 31, 2021	August 1, 2020	Increase/(Decrease)	July 31, 2021	August 1, 2020	Increase/(Decrease)

Net sales	100.0%	100.0%	36.6%	100.0%	100.0%	79.3%
Cost of sales (including buying, distribution, and occupancy costs)	51.9%	56.8%	24.8%	51.3%	63.7%	44.2%
Gross profit	48.1%	43.2%	52.1%	48.7%	36.3%	140.9%
Selling expenses	21.4%	17.7%	64.8%	20.7%	21.6%	71.5%
General and administrative expenses	3.7%	4.4%	15.5%	3.8%	5.8%	19.6%
Income from operations	23.0%	21.1%	49.1%	24.2%	8.9%	389.6%
Other income, net	0.1%	0.2%	(45.2)%	—%	0.3%	(72.1)%
Income before income taxes	23.1%	21.3%	48.3%	24.2%	9.2%	374.7%
Income tax expense	5.7%	5.2%	48.3%	5.9%	2.3%	374.7%
Net income	17.4%	16.1%	48.3%	18.3%	6.9%	374.7%

Results for the twenty-six week period ended August 1, 2020 were significantly impacted by the Company’s closure of all brick and mortar stores due to the COVID-19 pandemic beginning March 18, 2020. As a result of the impact of the store closures on prior year reported net sales, the Company is not separately reporting comparable store sales for all periods presented.

Net sales increased from $216.0 million in the second quarter of fiscal 2020 to $295.1 million in the second quarter of fiscal 2021, a 36.6% increase. Total sales growth for the period was the result of a 42.1% increase in the number of transactions and a 2.6% increase in the average unit retail, partially offset by a 6.3% reduction in the average number of units sold per transaction. Online sales for the quarter decreased 5.5% to $43.4 million for the thirteen week period ended July 31, 2021 compared to $46.0 million for the thirteen week period ended August 1, 2020.

Net sales increased from $331.4 million for the first two quarters of fiscal 2020 to $594.2 million for the first two quarters of fiscal 2021, a 79.3% increase. Total sales growth for the year-to-date period was the result of an 80.1% increase in the number of transactions and a 4.1% increase in the average unit retail, partially offset by a 4.6% reduction in the average number of units sold per transaction. Online sales for the year-to-date period increased 24.5% to $97.2 million for the twenty-six week period ended July 31, 2021 compared to $78.1 million for the twenty-six week period ended August 1, 2020.

The Company's average retail price per piece of merchandise sold increased $1.09, or 2.6%, during the second quarter of fiscal 2021 compared to the second quarter of fiscal 2020. This $1.09 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.7% increase in average knit shirt price points ($0.47), a 5.5% increase in average accessories price points ($0.23), a 5.2% increase in average woven shirt price points ($0.13), an increase in average price points for certain other merchandise categories ($0.14), and a shift in the merchandise mix ($0.54); which were partially offset by a 1.5% reduction in average denim price points (-$0.21) and a 3.4% reduction in average sportswear/fashion price points (-$0.21). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $1.77, or 4.1%, compared to the same period in fiscal 2020. This $1.77 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.9% increase in average knit shirt price points ($0.47), a 6.5% increase in average accessories price points ($0.26), a 3.2% increase in average footwear price points ($0.13), an increase in average price points for certain other merchandise categories ($0.10), and a shift in the merchandise mix ($0.93); which were partially offset by a 2.3% reduction in average sportswear/fashion price points (-$0.12). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $142.0 million in the second quarter of fiscal 2021, compared to $93.4 million in the second quarter of fiscal 2020. As a percentage of net sales, gross profit was 48.1% in the second quarter of fiscal 2021, compared to 43.2% in the second quarter of fiscal 2020. The gross margin increase was the result of leveraged occupancy, buying, and distribution expenses (4.40%, as a percentage of net sales) and an improvement in merchandise margins (0.50%, as a percentage of net sales).

Year-to-date, gross profit was $289.6 million for the twenty-six week period ended July 31, 2021, compared to $120.2 million for the twenty-six week period ended August 1, 2020. As a percentage of net sales, gross profit was 48.7% for the first two quarters of fiscal 2021, compared to 36.3% for the first two quarters of fiscal 2020. The gross margin increase for the year-to-date period was the result of leveraged occupancy, buying, and distribution expenses (10.50%, as a percentage of net sales) and an improvement in merchandise margins (1.90%, as a percentage of net sales).

Selling expenses were $63.1 million in the second quarter of fiscal 2021, compared to $38.3 million in the second quarter of fiscal 2020. As a percentage of net sales, selling expenses were 21.4% of net sales in the second quarter of fiscal 2021, compared to 17.7% in the second quarter of fiscal 2020. Year-to-date, selling expenses were $123.1 million for the first two quarters of fiscal 2021, compared to $71.8 million for the first two quarters of fiscal 2020. As a percentage of net sales, selling expenses were 20.7% of net sales for the first two quarters of fiscal 2021, compared to 21.6% for the first two quarters of fiscal 2020.

General and administrative expenses were $11.1 million in the second quarter of fiscal 2021, compared to $9.6 million in the second quarter of fiscal 2020. As a percentage of net sales, general and administrative expenses were 3.7% of net sales in the second quarter of fiscal 2021, compared to 4.4% in the second quarter of fiscal 2020. Year-to-date, general and administrative expenses were $22.8 million for the first two quarters of fiscal 2021, compared to $19.1 million for the first two quarters of fiscal 2020. As a percentage of net sales, general and administrative expenses were 3.8% of net sales in fiscal 2021, compared to 5.8% in fiscal 2020.

In total, selling, general, and administrative expenses were 25.1% of net sales for the second quarter of fiscal 2021, compared to 22.1% for the second quarter of fiscal 2020. The increase was the result of increases in expense related to incentive compensation accruals (2.50%, as a percentage of net sales) and store labor-related expenses (1.30%, as a percentage of net sales); which were partially offset by decreased shipping costs (0.70%, as a percentage of net sales) and sales leverage across several other expense categories (0.10%, as a percentage of net sales).

For the 26-week year-to-date period, total selling, general, and administrative expenses were 24.5% of net sales for fiscal 2021, compared to 27.4% for fiscal 2020. The decrease was the result of reductions (as a percentage of net sales) in store and home office labor-related expenses (2.85%) and shipping costs (0.65%) along with leverage across several other expense categories (1.75%); which were partially offset by an increase in expense related to incentive compensation accruals (2.35%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $67.9 million, or 23.0% of net sales, for the second quarter of fiscal 2021, compared to income from operations of $45.5 million, or 21.1% of net sales, for the second quarter of fiscal 2020.

Year-to-date, income from operations was $143.7 million for the twenty-six week period ended July 31, 2021 compared to $29.4 million for the twenty-six week period ended August 1, 2020. Income from operations was 24.2% of net sales for the first two quarters of fiscal 2021 compared to 8.9% of net sales for the first two quarters of fiscal 2020.

Income tax expense as a percentage of pre-tax income was 24.5% for the second quarter of both fiscal 2021 and fiscal 2020, bringing the Company's net income to $51.4 million in the second quarter of fiscal 2021 compared to $34.7 million in the second quarter of fiscal 2020.

Income tax expense as a percentage of pre-tax income was 24.5% for both the first two quarters of fiscal 2021 and the first two quarters of fiscal 2020, bringing year-to-date net income to $108.7 million for fiscal 2021 compared to $22.9 million for fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2021, the Company had working capital of $311.4 million, including $406.7 million of cash and cash equivalents and $8.6 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2021 and fiscal 2020, the Company's cash flow from operations was $136.5 million and $49.2 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent and income taxes. The Company's strong operating cash flow for the first six months of fiscal 2021 compared to the first six months of fiscal 2020 is primarily attributable to the 374.7% or $85.8 million increase in net income.

The uses of cash for both twenty-six week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first two quarters of fiscal 2021 and 2020, the Company invested $8.6 million and $2.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.6 million and $0.8 million in the first two quarters of fiscal 2021 and 2020, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2021, the Company anticipates completing six additional store construction projects, which are all remodels/relocations. Management estimates that total capital expenditures during fiscal 2021 will be approximately $12.0 to $15.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of July 31, 2021, had total cash and investments of $434.9 million, including $19.6 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first two quarters of fiscal 2021 or 2020. The Company had no bank borrowings as of July 31, 2021 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended July 31, 2021 have not changed materially from those utilized for the fiscal year ended January 30, 2021, included in The Buckle Inc.’s 2020 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $11.4 million and $14.3 million as of July 31, 2021 and January 30, 2021, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $4.0 million as of July 31, 2021 and $2.6 million as of January 30, 2021.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of July 31, 2021 and January 30, 2021, $11.0 million and $10.2 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $7.9 million as of July 31, 2021 and $10.8 million as of January 30, 2021.

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

The following table identifies the material obligations and commitments as of July 31, 2021:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2021 (remaining)	2022-2023	2024-2025	Thereafter

Purchase obligations	$13,882	$6,835	$5,613	$1,434	$—
Deferred compensation	19,558	—	—	—	19,558
Operating lease payments (a)	317,083	48,912	152,767	78,536	36,868
Total contractual obligations	$350,523	$55,747	$158,380	$79,970	$56,426
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million for operating needs and letters of credit, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first two quarters of fiscal 2021 or the first two quarters of fiscal 2020. The Company had outstanding letters of credit totaling $4.4 million and $1.8 million as of July 31, 2021 and January 30, 2021, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 31, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 2, 2021 to May 29, 2021	-	-	-	410,655
May 30, 2021 to July 3, 2021	-	-	-	410,655
July 4, 2021 to July 31, 2021	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:    None

Item 6.    Exhibits:

Exhibit 10.1	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated July 16, 2021 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.
Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	September 9, 2021	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	September 9, 2021	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

EXHIBIT INDEX

Exhibit 10.1	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated July 16, 2021 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.
Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101