Form 10-Q
period 2021-10-30
BUCKLE INC
filed 2021-12-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 30, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 3, 2021, was 49,783,381.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	October 30, 2021	January 30, 2021

CURRENT ASSETS:
Cash and cash equivalents	$468,733	$318,789
Short-term investments	11,302	3,359
Receivables	5,629	2,823
Inventory	100,593	101,063
Prepaid expenses and other assets	11,771	11,190
Total current assets	598,028	437,224

PROPERTY AND EQUIPMENT	454,118	451,357
Less accumulated depreciation and amortization	(354,834)	(350,942)
	99,284	100,415

OPERATING LEASE RIGHT-OF-USE ASSETS	264,183	279,358
LONG-TERM INVESTMENTS	20,024	18,320
OTHER ASSETS	12,311	10,497

Total assets	$993,830	$845,814

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,518	$43,399
Accrued employee compensation	49,473	35,865
Accrued store operating expenses	30,789	20,303
Gift certificates redeemable	11,146	14,279
Current portion of operating lease liabilities	84,365	81,762
Income taxes payable	4	10,751
Total current liabilities	239,295	206,359

DEFERRED COMPENSATION	20,024	18,320
NON-CURRENT OPERATING LEASE LIABILITIES	208,707	224,506
Total liabilities	468,026	449,185

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 49,783,381 and 49,407,731 shares issued and outstanding at October 30, 2021 and January 30, 2021 respectively	498	494
Additional paid-in capital	165,612	158,058
Retained earnings	359,694	238,077
Total stockholders’ equity	525,804	396,629

Total liabilities and stockholders’ equity	$993,830	$845,814

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

SALES, Net of returns and allowances	$319,432	$251,005	$913,677	$582,443

COST OF SALES (Including buying, distribution, and occupancy costs)	158,366	134,055	463,039	345,286

Gross profit	161,066	116,950	450,638	237,157

OPERATING EXPENSES:
Selling	67,771	52,894	190,827	124,655
General and administrative	11,080	9,930	33,912	29,026
	78,851	62,824	224,739	153,681

INCOME FROM OPERATIONS	82,215	54,126	225,899	83,476

OTHER INCOME, Net	192	1,020	465	1,998

INCOME BEFORE INCOME TAXES	82,407	55,146	226,364	85,474

INCOME TAX EXPENSE	20,190	13,511	55,459	20,941

NET INCOME	$62,217	$41,635	$170,905	$64,533

EARNINGS PER SHARE:
Basic	$1.27	$0.85	$3.49	$1.32

Diluted	$1.26	$0.85	$3.46	$1.32

Basic weighted average shares	48,946	48,714	48,946	48,718
Diluted weighted average shares	49,362	48,987	49,338	48,941

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2021

BALANCE, August 1, 2021	49,783,381	$498	$163,148	$313,906	$477,552
Net income	—	—	—	62,217	62,217
Dividends paid on common stock, ($0.33 per share)	—	—	—	(16,429)	(16,429)
Issuance of non-vested stock, net of forfeitures	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,464	—	2,464
BALANCE, October 30, 2021	49,783,381	$498	$165,612	$359,694	$525,804

BALANCE, January 31, 2021	49,407,731	$494	$158,058	$238,077	$396,629
Net income	—	—	—	170,905	170,905
Dividends paid on common stock, ($0.99 per share)	—	—	—	(49,288)	(49,288)
Issuance of non-vested stock, net of forfeitures	375,650	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	7,558	—	7,558
BALANCE, October 30, 2021	49,783,381	$498	$165,612	$359,694	$525,804

FISCAL 2020

BALANCE, August 2, 2020	49,407,731	$494	$154,517	$259,296	$414,307
Net income	—	—	—	41,635	41,635
Dividends paid on common stock, ($0.30 per share)	—	—	—	(14,799)	(14,799)
Issuance of non-vested stock, net of forfeitures	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	1,261	—	1,261
Common stock purchased and retired	—	—	—	—	—
BALANCE, October 31, 2020	49,407,731	$494	$155,778	$286,132	$442,404

BALANCE, February 2, 2020	49,205,681	$492	$152,258	$236,398	$389,148
Net income	—	—	—	64,533	64,533
Dividends paid on common stock, ($0.30 per share)	—	—	—	(14,799)	(14,799)
Issuance of non-vested stock, net of forfeitures	227,050	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,894	—	3,894
Common stock purchased and retired	(25,000)	—	(372)	—	(372)
BALANCE, October 31, 2020	49,407,731	$494	$155,778	$286,132	$442,404

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,905	$64,533
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,032	15,693
Amortization of non-vested stock grants, net of forfeitures	7,558	3,894
Deferred income taxes	(1,814)	(935)
Other	432	115
Changes in operating assets and liabilities:
Receivables	(1,945)	1,373
Inventory	470	2,551
Prepaid expenses and other assets	(581)	(814)
Accounts payable	18,964	31,435
Accrued employee compensation	13,608	682
Accrued store operating expenses	11,171	4,844
Gift certificates redeemable	(3,133)	(3,226)
Income taxes payable	(11,608)	5,243
Other assets and liabilities	2,998	943

Net cash flows from operating activities	221,057	126,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,178)	(4,554)
Change in other assets	—	92
Purchases of investments	(14,981)	(16,074)
Proceeds from sales/maturities of investments	5,334	20,330

Net cash flows from investing activities	(21,825)	(206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	—	(372)
Payment of dividends	(49,288)	(14,799)

Net cash flows from financing activities	(49,288)	(15,171)

NET INCREASE IN CASH AND CASH EQUIVALENTS	149,944	110,954

CASH AND CASH EQUIVALENTS, Beginning of period	318,789	220,969

CASH AND CASH EQUIVALENTS, End of period	$468,733	$331,923

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2021 AND OCTOBER 31, 2020
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 441 stores located in 42 states throughout the United States as of October 30, 2021 and 446 stores in 42 states as of October 31, 2020. During the thirty-nine week period ended October 30, 2021, the Company opened 1 new store, substantially remodeled 10 stores, and closed 3 stores, which includes no new stores, 3 substantially remodeled stores, and 1 closed store for the third quarter. During the thirty-nine week period ended October 31, 2020, the Company opened 3 new stores, substantially remodeled 3 stores, and closed 5 stores, which includes no new stores, 2 substantially remodeled stores, and no closed stores for the third quarter.

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

For the thirteen week periods ended October 30, 2021 and October 31, 2020, online revenues accounted for 15.8% and 18.5%, respectively, of the Company's net sales. For the thirty-nine week periods ended October 30, 2021 and October 31, 2020, online revenues accounted for 16.2% and 21.4%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Merchandise Group	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Denims	41.3%	41.8%	39.1%	39.0%
Tops (including sweaters)	32.1	31.9	29.7	30.5
Footwear	9.5	9.8	9.5	9.5
Accessories	8.5	8.4	9.1	8.9
Sportswear/Fashions	2.1	2.4	8.1	8.1
Outerwear	2.2	2.1	1.1	1.2
Casual bottoms	1.1	0.9	0.9	0.8
Youth	3.2	2.7	2.5	2.0
	100.0%	100.0%	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 30, 2021			October 31, 2020
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$62,217	48,946	$1.27	$41,635	48,714	$0.85
Effect of Dilutive Securities:
Non-vested shares	—	416	(0.01)	—	273	—
Diluted EPS	$62,217	49,362	$1.26	$41,635	48,987	$0.85

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 30, 2021			October 31, 2020
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$170,905	48,946	$3.49	$64,533	48,718	$1.32
Effect of Dilutive Securities:
Non-vested shares	—	392	(0.03)	—	223	—
Diluted EPS	$170,905	49,338	$3.46	$64,533	48,941	$1.32
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of October 30, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$11,302	$6	$—	$—	$11,308

Trading Securities:
Mutual funds	$16,205	$3,819	$—	$—	$20,024

The following is a summary of investments as of January 30, 2021:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$3,359	$7	$—	$—	$3,366

Trading Securities:
Mutual funds	$16,121	$2,199	$—	$—	$18,320

The amortized cost and fair value of debt securities by contractual maturity as of October 30, 2021 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$11,302	$11,308
1 - 5 years	—	—
	$11,302	$11,308

As of October 30, 2021 and January 30, 2021, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of October 30, 2021 and January 30, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
October 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$20,024	$—	$—	$20,024

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 30, 2021	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$18,320	$—	$—	$18,320

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of October 30, 2021, the fair value of held-to-maturity securities was $11,308 compared to the carrying amount of $11,302. As of January 30, 2021, the fair value of held-to-maturity securities was $3,366 compared to the carrying amount of $3,359.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Operating lease cost	$23,614	$24,322	$70,941	$73,343
Variable lease cost (a)	5,552	6,908	14,560	13,064
Total lease cost	$29,166	$31,230	$85,501	$86,407
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,166	$25,070	$75,390	$65,280

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$25,436	$7,659	$62,178	$13,629

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of October 30, 2021, the weighted-average remaining lease term was 4.4 years and the weighted-average discount rate was 3.7%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of October 30, 2021:

Fiscal Year	Operating Leases (a)
2021 (remaining)	$24,501
2022	92,186
2023	73,614
2024	52,457
2025	32,297
Thereafter	43,446
Total lease payments	318,501
Less: Imputed interest	25,429
Total operating lease liability	$293,072
(a)     Operating lease payments exclude $17,602 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 30, 2021 and October 31, 2020 of ($1,155) and $297, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,874 and $719 as of October 30, 2021 and January 30, 2021, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 30, 2021 and October 31, 2020 of $68,882 and $16,632, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of October 30, 2021, 956,153 shares were available for grant under the Company’s various restricted stock plans, of which 874,592 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2021 and fiscal 2020 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020

Stock-based compensation expense, before tax	$2,464	$1,261	$7,558	$3,894

Stock-based compensation expense, after tax	$1,860	$952	$5,706	$2,940

Non-vested shares of common stock granted during the thirty-nine week periods ended October 30, 2021 and October 31, 2020 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended October 30, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	538,750	$22.28
Granted	381,300	39.32
Forfeited	(5,650)	24.61
Vested	(76,860)	24.71
Non-Vested - end of quarter	837,540	$29.80

As of October 30, 2021, there was $12,005 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the thirty-nine week periods ended October 30, 2021 and October 31, 2020 was $3,098 and $748, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Thirty-Nine Weeks Ended		Percentage
	October 30, 2021	October 31, 2020	Increase/(Decrease)	October 30, 2021	October 31, 2020	Increase/(Decrease)

Net sales	100.0%	100.0%	27.3%	100.0%	100.0%	56.9%
Cost of sales (including buying, distribution, and occupancy costs)	49.6%	53.4%	18.1%	50.7%	59.3%	34.1%
Gross profit	50.4%	46.6%	37.7%	49.3%	40.7%	90.0%
Selling expenses	21.2%	21.1%	28.1%	20.9%	21.4%	53.1%
General and administrative expenses	3.5%	3.9%	11.6%	3.7%	5.0%	16.8%
Income from operations	25.7%	21.6%	51.9%	24.7%	14.3%	170.6%
Other income, net	0.1%	0.4%	(81.1)%	0.1%	0.4%	(76.7)%
Income before income taxes	25.8%	22.0%	49.4%	24.8%	14.7%	164.8%
Income tax expense	6.3%	5.4%	49.4%	6.1%	3.6%	164.8%
Net income	19.5%	16.6%	49.4%	18.7%	11.1%	164.8%

Results for the thirty-nine week period ended October 31, 2020 were significantly impacted by the Company’s closure of all brick and mortar stores due to the COVID-19 pandemic beginning March 18, 2020.

Net sales increased from $251.0 million in the third quarter of fiscal 2020 to $319.4 million in the third quarter of fiscal 2021, a 27.3% increase. Comparable store net sales for the thirteen week quarter ended October 30, 2021 increased 27.3% from comparable store net sales for the prior year thirteen week period ended October 31, 2020. Total sales growth for the period was the result of a 30.0% increase in the number of transactions and a 1.2% increase in the average unit retail, partially offset by a 3.5% reduction in the average number of units sold per transaction. Online sales for the quarter increased 9.0% to $50.5 million for the thirteen week period ended October 30, 2021 compared to $46.4 million for the thirteen week period ended October 31, 2020.

Net sales increased from $582.4 million for the first three quarters of fiscal 2020 to $913.7 million for the first three quarters of fiscal 2021, a 56.9% increase. Comparable store net sales for the thirty-nine week period ended October 30, 2021 increased 56.7% from comparable store net sales for the prior year thirty-nine week period ended October 31, 2020. Total sales growth for the year-to-date period was the result of an 57.2% increase in the number of transactions and a 2.5% increase in the average unit retail, partially offset by a 2.8% reduction in the average number of units sold per transaction. Online sales for the year-to-date period increased 18.7% to $147.7 million for the thirty-nine week period ended October 30, 2021 compared to $124.4 million for the thirty-nine week period ended October 31, 2020.

The Company's average retail price per piece of merchandise sold increased $0.57, or 1.2%, during the third quarter of fiscal 2021 compared to the third quarter of fiscal 2020. This $0.57 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.3% increase in average knit shirt price points ($0.48), a 7.0% increase in average accessories price points ($0.26), an increase in average price points for certain other merchandise categories ($0.13), and a shift in the merchandise mix ($0.20); which were partially offset by a 2.5% reduction in average denim price points (-$0.50). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $1.10, or 2.5%, compared to the same period in fiscal 2020. This $1.10 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.9% increase in average knit shirt price points ($0.40), a 6.8% increase in average accessories price points ($0.26), an increase in average price points for certain other merchandise categories ($0.06), and a shift in the merchandise mix ($0.56); which were partially offset by a 1.0% reduction in average denim price points (-$0.18). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $161.1 million in the third quarter of fiscal 2021, compared to $117.0 million in the third quarter of fiscal 2020. As a percentage of net sales, gross profit was 50.4% in the third quarter of fiscal 2021, compared to 46.6% in the third quarter of fiscal 2020. The gross margin increase was the result of leveraged occupancy, buying, and distribution expenses (3.15%, as a percentage of net sales) and an improvement in merchandise margins (0.65%, as a percentage of net sales).

Year-to-date, gross profit was $450.6 million for the thirty-nine week period ended October 30, 2021, compared to $237.2 million for the thirty-nine week period ended October 31, 2020. As a percentage of net sales, gross profit was 49.3% for the first three quarters of fiscal 2021, compared to 40.7% for the first three quarters of fiscal 2020. The gross margin increase for the year-to-date period was the result of leveraged occupancy, buying, and distribution expenses (7.30%, as a percentage of net sales) and an improvement in merchandise margins (1.30%, as a percentage of net sales).

Selling expenses were $67.8 million in the third quarter of fiscal 2021, compared to $52.9 million in the third quarter of fiscal 2020. As a percentage of net sales, selling expenses were 21.2% of net sales in the third quarter of fiscal 2021, compared to 21.1% in the third quarter of fiscal 2020. Year-to-date, selling expenses were $190.8 million for the first three quarters of fiscal 2021, compared to $124.7 million for the first three quarters of fiscal 2020. As a percentage of net sales, selling expenses were 20.9% of net sales for the first three quarters of fiscal 2021, compared to 21.4% for the first three quarters of fiscal 2020.

General and administrative expenses were $11.1 million in the third quarter of fiscal 2021, compared to $9.9 million in the third quarter of fiscal 2020. As a percentage of net sales, general and administrative expenses were 3.5% of net sales in the third quarter of fiscal 2021, compared to 3.9% in the third quarter of fiscal 2020. Year-to-date, general and administrative expenses were $33.9 million for the first three quarters of fiscal 2021, compared to $29.0 million for the first three quarters of fiscal 2020. As a percentage of net sales, general and administrative expenses were 3.7% of net sales in fiscal 2021, compared to 5.0% in fiscal 2020.

In total, selling, general, and administrative expenses were 24.7% of net sales for the third quarter of fiscal 2021, compared to 25.0% for the third quarter of fiscal 2020. The decrease was the result of a decrease in store labor-related expenses (0.90%, as a percentage of net sales) and sales leverage across several other expense categories (0.85%, as a percentage of net sales), which were partially offset by an increase in expense related to incentive and equity compensation accruals (1.45%, as a percentage of net sales).

For the 39-week year-to-date period, total selling, general, and administrative expenses were 24.6% of net sales for fiscal 2021, compared to 26.4% for fiscal 2020. The decrease was the result of a decrease in store labor-related expenses (1.70%, as a percentage of net sales) and sales leverage across several other expense categories (2.05%, as a percentage of net sales), which were partially offset by an increase in expense related to incentive and equity compensation accruals (1.95%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $82.2 million, or 25.7% of net sales, for the third quarter of fiscal 2021, compared to income from operations of $54.1 million, or 21.6% of net sales, for the third quarter of fiscal 2020.

Year-to-date, income from operations was $225.9 million for the thirty-nine week period ended October 30, 2021 compared to $83.5 million for the thirty-nine week period ended October 31, 2020. Income from operations was 24.7% of net sales for the first three quarters of fiscal 2021 compared to 14.3% of net sales for the first three quarters of fiscal 2020.

Income tax expense as a percentage of pre-tax income was 24.5% for the third quarter of both fiscal 2021 and fiscal 2020, bringing the Company's net income to $62.2 million in the third quarter of fiscal 2021 compared to $41.6 million in the third quarter of fiscal 2020.

Income tax expense as a percentage of pre-tax income was 24.5% for both the first three quarters of fiscal 2021 and the first three quarters of fiscal 2020, bringing year-to-date net income to $170.9 million for fiscal 2021 compared to $64.5 million for fiscal 2020.

LIQUIDITY AND CAPITAL RESOURCES

As of October 30, 2021, the Company had working capital of $358.7 million, including $468.7 million of cash and cash equivalents and $11.3 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2021 and fiscal 2020, the Company's cash flow from operations was $221.1 million and $126.3 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent and income taxes. The Company's strong operating cash flow for the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 is primarily attributable to the 164.8% or $106.4 million increase in net income.

The uses of cash for both thirty-nine week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first three quarters of fiscal 2021 and 2020, the Company invested $11.5 million and $3.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.7 million and $1.0 million in the first three quarters of fiscal 2021 and 2020, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2021, the Company anticipates completing eight additional store construction projects, which are all remodels/relocations. Management estimates that total capital expenditures during fiscal 2021 will be approximately $17.0 to $20.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of October 30, 2021, had total cash and investments of $500.1 million, including $20.0 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first three quarters of fiscal 2021 or 2020. The Company had no bank borrowings as of October 30, 2021 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended October 30, 2021 have not changed materially from those utilized for the fiscal year ended January 30, 2021, included in The Buckle Inc.’s 2020 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $11.1 million and $14.3 million as of October 30, 2021 and January 30, 2021, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.7 million as of October 30, 2021 and $2.6 million as of January 30, 2021.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of October 30, 2021 and January 30, 2021, $10.9 million and $10.2 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $7.0 million as of October 30, 2021 and $10.8 million as of January 30, 2021.

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

The following table identifies the material obligations and commitments as of October 30, 2021:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2021 (remaining)	2022-2023	2024-2025	Thereafter

Purchase obligations	$13,590	$6,502	$5,654	$1,434	$—
Deferred compensation	20,024	—	—	—	20,024
Operating lease payments (a)	318,501	24,501	165,800	84,754	43,446
Total contractual obligations	$352,115	$31,003	$171,454	$86,188	$63,470
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million for operating needs and letters of credit, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2021 or the first three quarters of fiscal 2020. The Company had outstanding letters of credit totaling $5.1 million and $1.8 million as of October 30, 2021 and January 30, 2021, respectively. The Company has no other off-balance sheet arrangements.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

Except as set forth below, there have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Vaccine mandates and other governmental requirements related to the ongoing COVID-19 pandemic could present material risks to our ongoing operations and results. On September 9, 2021, President Biden announced that he was directing the Occupational Safety and Health Administration (“OSHA”) to issue an emergency temporary standard (“ETS”) which, amongst other things, would mandate that private employers of more than 100 employees require that employees be fully vaccinated for COVID-19 or submit to weekly COVID-19 testing. On November 5, 2021, the ETS was published in the Federal Register which, by its terms, would apply to Buckle as a private employer of more than 100 employees. Subsequently, on November 6, 2021, the United States Court of Appeals for the Fifth Circuit granted an emergency stay of the ETS, and on November 12, 2021, the Court upheld its stay and prevented OSHA from enforcing the mandate “pending adequate judicial review” of a motion for permanent injunction. On November 16, 2021, OSHA announced that, to comply with the Court’s ruling, it would suspend all efforts to enforce and prepare for implementation of the ETS. Litigation related to the ETS has been consolidated and moved to the Sixth Circuit Court of Appeals and remains pending.

At the time of filing, the Company anticipates that, should the ETS or similar regulations go into effect, we would be required to comply. Although it is not possible to predict the impact of this regulation on our business, such a mandate could present risk to our retail store and distribution operations, along with employee retention and recruitment. Compliance with the ETS could also result in increased labor related costs, as well as further supply chain disruption.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 30, 2021:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Aug. 1, 2021 to Aug. 28, 2021	-	-	-	410,655
Aug. 29, 2021 to Oct. 2, 2021	-	-	-	410,655
Oct. 3, 2021 to Oct. 30, 2021	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:    None

Item 6.    Exhibits:

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.
Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	December 9, 2021	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	December 9, 2021	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

EXHIBIT INDEX

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101	The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.
Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101