Form 10-Q
period 2022-04-30
BUCKLE INC
filed 2022-06-09
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 3, 2022, was 50,094,851.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	April 30, 2022	January 29, 2022

CURRENT ASSETS:
Cash and cash equivalents	$250,073	$253,970
Short-term investments	12,895	12,926
Receivables	4,414	12,087
Inventory	121,166	102,095
Prepaid expenses and other assets	19,663	10,128
Total current assets	408,211	391,206

PROPERTY AND EQUIPMENT	457,179	453,228
Less accumulated depreciation and amortization	(353,891)	(352,724)
	103,288	100,504

OPERATING LEASE RIGHT-OF-USE ASSETS	245,784	258,914
LONG-TERM INVESTMENTS	20,136	19,352
OTHER ASSETS	11,615	10,908

Total assets	$789,034	$780,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$61,246	$59,950
Accrued employee compensation	23,095	62,055
Accrued store operating expenses	27,549	20,264
Gift certificates redeemable	13,611	16,470
Current portion of operating lease liabilities	84,565	88,273
Income taxes payable	13,647	1,529
Total current liabilities	223,713	248,541

DEFERRED COMPENSATION	20,136	19,352
NON-CURRENT OPERATING LEASE LIABILITIES	191,592	200,067
Total liabilities	435,441	467,960

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,094,851 and 49,728,651 shares issued and outstanding at April 30, 2022 and January 29, 2022 respectively	501	497
Additional paid-in capital	170,272	167,328
Retained earnings	182,820	145,099
Total stockholders’ equity	353,593	312,924

Total liabilities and stockholders’ equity	$789,034	$780,884

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

SALES, Net of returns and allowances	$309,064	$299,125

COST OF SALES (Including buying, distribution, and occupancy costs)	156,904	151,572

Gross profit	152,160	147,553

OPERATING EXPENSES:
Selling	67,246	60,000
General and administrative	11,855	11,751
	79,101	71,751

INCOME FROM OPERATIONS	73,059	75,802

OTHER INCOME, Net	125	51

INCOME BEFORE INCOME TAXES	73,184	75,853

INCOME TAX EXPENSE	17,930	18,584

NET INCOME	$55,254	$57,269

EARNINGS PER SHARE:
Basic	$1.12	$1.17

Diluted	$1.12	$1.16

Basic weighted average shares	49,214	48,946
Diluted weighted average shares	49,528	49,309

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2022

BALANCE, January 30, 2022	49,728,651	$497	$167,328	$145,099	$312,924
Net income	—	—	—	55,254	55,254
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,533)	(17,533)
Issuance of non-vested stock, net of forfeitures	366,200	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,948	—	2,948
BALANCE, April 30, 2022	50,094,851	$501	$170,272	$182,820	$353,593

FISCAL 2021

BALANCE, January 31, 2021	49,407,731	$494	$158,058	$238,077	$396,629
Net income	—	—	—	57,269	57,269
Dividends paid on common stock, ($0.33 per share)	—	—	—	(16,430)	(16,430)
Issuance of non-vested stock, net of forfeitures	381,160	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,630	—	2,630
BALANCE, May 1, 2021	49,788,891	$498	$160,684	$278,916	$440,098

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,254	$57,269
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,488	4,812
Amortization of non-vested stock grants, net of forfeitures	2,948	2,630
Deferred income taxes	(707)	(631)
Other	29	195
Changes in operating assets and liabilities:
Receivables	1,690	1,153
Inventory	(19,071)	12,046
Prepaid expenses and other assets	(9,535)	(9,425)
Accounts payable	1,109	10,242
Accrued employee compensation	(38,960)	(9,391)
Accrued store operating expenses	7,299	7,100
Gift certificates redeemable	(2,859)	(2,064)
Income taxes payable	18,101	18,986
Other assets and liabilities	1,717	613

Net cash flows from operating activities	21,503	93,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,114)	(4,636)
Purchases of investments	(5,883)	(1,579)
Proceeds from sales/maturities of investments	5,130	3,474

Net cash flows from investing activities	(7,867)	(2,741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(17,533)	(16,430)

Net cash flows from financing activities	(17,533)	(16,430)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,897)	74,364

CASH AND CASH EQUIVALENTS, Beginning of period	253,970	318,789

CASH AND CASH EQUIVALENTS, End of period	$250,073	$393,153

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED APRIL 30, 2022 AND MAY 1, 2021
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 29, 2022, included in The Buckle, Inc.'s 2021 Form 10-K. The condensed consolidated balance sheet as of January 29, 2022 is derived from audited financial statements.

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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 439 stores located in 42 states throughout the United States as of April 30, 2022 and 442 stores in 42 states as of May 1, 2021. During the thirteen week period ended April 30, 2022, the Company opened no new stores, substantially remodeled 6 stores, and closed 1 store. During the thirteen week period ended May 1, 2021, the Company opened no new stores, substantially remodeled 5 stores, and closed 1 store.

For the thirteen week periods ended April 30, 2022 and May 1, 2021, online revenues accounted for 17.6% and 18.0%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	April 30, 2022	May 1, 2021

Denims	40.0%	42.2%
Tops (including sweaters)	27.8	26.1
Footwear	11.9	11.0
Accessories	8.9	8.5
Sportswear/Fashions	7.3	8.9
Outerwear	0.8	0.8
Casual bottoms	1.0	0.7
Youth	2.3	1.8
Total	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	April 30, 2022			May 1, 2021
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$55,254	49,214	$1.12	$57,269	48,946	$1.17
Effect of Dilutive Securities:
Non-vested shares	—	314	—	—	363	(0.01)
Diluted EPS	$55,254	49,528	$1.12	$57,269	49,309	$1.16
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of April 30, 2022:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,895	$—	$(27)	$—	$12,868

Trading Securities:
Mutual funds	$19,585	$551	$—	$—	$20,136

The following is a summary of investments as of January 29, 2022:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,926	$1	$(4)	$—	$12,923

Trading Securities:
Mutual funds	$17,932	$1,420	$—	$—	$19,352

The amortized cost and fair value of debt securities by contractual maturity as of April 30, 2022 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$12,895	$12,868
1 - 5 years	—	—
Total	$12,895	$12,868

As of April 30, 2022 and January 29, 2022, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of April 30, 2022 and January 29, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
April 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$20,136	$—	$—	$20,136

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 29, 2022	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$19,352	$—	$—	$19,352

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of April 30, 2022, the fair value of held-to-maturity securities was $12,868 compared to the carrying amount of $12,895. As of January 29, 2022, the fair value of held-to-maturity securities was $12,923 compared to the carrying amount of $12,926.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

Operating lease cost	$23,275	$23,697
Variable lease cost (a)	6,274	4,464
Total lease cost	$29,549	$28,161
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,206	$24,865

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$13,916	$27,091

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of April 30, 2022, the weighted-average remaining lease term was 4.5 years and the weighted-average discount rate was 3.8%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of April 30, 2022:

Fiscal Year	Operating Leases (a)
2022 (remaining)	$73,457
2023	79,097
2024	56,032
2025	34,625
2026	23,856
Thereafter	34,973
Total lease payments	302,040
Less: Imputed interest	25,883
Total operating lease liability	$276,157
(a)     Operating lease payments exclude $28,991 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended April 30, 2022 and May 1, 2021 of ($187) and $9, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,543 and $1,356 as of April 30, 2022 and January 29, 2022, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended April 30, 2022 and May 1, 2021 of $536 and $230, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of April 30, 2022, 644,683 shares were available for grant under the Company’s various restricted stock plans, of which 581,122 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2022 and fiscal 2021 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

Stock-based compensation expense, before tax	$2,948	$2,630

Stock-based compensation expense, after tax	$2,226	$1,986

Non-vested shares of common stock granted during the thirteen week periods ended April 30, 2022 and May 1, 2021 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended April 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	590,462	$32.20
Granted	366,300	36.52
Forfeited	(100)	39.32
Vested	(75,458)	36.95
Non-Vested - end of quarter	881,204	$33.59

As of April 30, 2022, there was $18,477 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended April 30, 2022 and May 1, 2021 was $2,810 and $3,091, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	April 30, 2022	May 1, 2021	Increase/(Decrease)

Net sales	100.0%	100.0%	3.3%
Cost of sales (including buying, distribution, and occupancy costs)	50.8%	50.7%	3.5%
Gross profit	49.2%	49.3%	3.1%
Selling expenses	21.8%	20.1%	12.1%
General and administrative expenses	3.8%	3.9%	0.9%
Income from operations	23.6%	25.3%	(3.6)%
Other income, net	0.1%	—%	144.6%
Income before income taxes	23.7%	25.3%	(3.5)%
Income tax expense	5.8%	6.2%	(3.5)%
Net income	17.9%	19.1%	(3.5)%

Net sales increased from $299.1 million in the first quarter of fiscal 2021 to $309.1 million in the first quarter of fiscal 2022, a 3.3% increase. Comparable store net sales for the thirteen week quarter ended April 30, 2022 increased 3.7% from comparable store net sales for the prior year thirteen week period ended May 1, 2021. Total sales growth for the period was the result of a 3.6% increase in the number of transactions and a 1.5% increase in the average unit retail, partially offset by a 1.8% decrease in the average number of units sold per transaction. Online sales for the quarter increased 1.1% to $54.3 million for the thirteen week period ended April 30, 2022 compared to $53.7 million for the thirteen week period ended May 1, 2021.

The Company's average retail price per piece of merchandise sold increased $0.69, or 1.5%, during the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021. This $0.69 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.1% increase in average knit shirt price points ($0.47), a 7.6% increase in average woven shirt price points ($0.22), a 3.3% increase in average footwear price points ($0.18), and an increase in average price points for certain other merchandise categories ($0.11); which were partially offset by a shift in the merchandise mix (-$0.29). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $152.2 million in the first quarter of fiscal 2022, compared to $147.6 million in the first quarter of fiscal 2021. As a percentage of net sales, gross profit was 49.2% in the first quarter of fiscal 2022, compared to 49.3% in the first quarter of fiscal 2021. The gross margin decrease was the result of a reduction in merchandise margins (0.20%, as a percentage of net sales) and an increase in store distribution freight costs (0.20%, as a percentage of net sales), partially offset by leveraged occupancy expenses (0.30%, as a percentage of net sales).

Selling expenses were $67.2 million in the first quarter of fiscal 2022, compared to $60.0 million in the first quarter of fiscal 2021. As a percentage of net sales, selling expenses were 21.8% of net sales in the first quarter of fiscal 2022, compared to 20.1% in the first quarter of fiscal 2021.

General and administrative expenses were $11.9 million in the first quarter of fiscal 2022, compared to $11.8 million in the first quarter of fiscal 2021. As a percentage of net sales, general and administrative expenses were 3.8% of net sales in the first quarter of fiscal 2022, compared to 3.9% in the first quarter of fiscal 2021.

In total, selling, general, and administrative expenses were 25.6% of net sales for the first quarter of fiscal 2022, compared to 24.0% for the first quarter of fiscal 2021. The increase was the result of increases in store labor-related expenses (1.40%, as a percentage of net sales), e-commerce freight costs (0.30%, as a percentage of net sales), and marketing and certain other expense categories (0.25%, as a percentage of net sales). These increases were partially offset by a decrease in expense related to incentive compensation accruals (0.35%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $73.1 million, or 23.6% of net sales, for the first quarter of fiscal 2022, compared to income from operations of $75.8 million, or 25.3% of net sales, for the first quarter of fiscal 2021.

Income tax expense as a percentage of pre-tax income was 24.5% for the first quarter of both fiscal 2022 and fiscal 2021, bringing the Company's net income to $55.3 million in the first quarter of fiscal 2022 compared to $57.3 million in the first quarter of fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 2022, the Company had working capital of $184.5 million, including $250.1 million of cash and cash equivalents and $12.9 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2022 and fiscal 2021, the Company's cash flow from operations was $21.5 million and $93.5 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The Company's reduction in operating cash flow for the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 is primarily attributable to changes in inventory and accounts payable as the Company built its inventory back to more normalized levels during the first quarter of fiscal 2022, as well as the first quarter payment of incentive bonuses based on the Company's strong financial results in fiscal 2021.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2022 and 2021, the Company invested $7.0 million and $4.1 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.1 million and $0.5 million in the first quarter of fiscal 2022 and 2021, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2022, the Company anticipates completing 5 new stores and an additional 10 to 15 full remodels. Management estimates that total capital expenditures during fiscal 2022 will be approximately $22.0 to $27.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of April 30, 2022, had total cash and investments of $283.1 million, including $20.1 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2022 or 2021. The Company had no bank borrowings as of April 30, 2022 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended April 30, 2022 have not changed materially from those utilized for the fiscal year ended January 29, 2022, included in The Buckle Inc.’s 2021 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $13.6 million and $16.5 million as of April 30, 2022 and January 29, 2022, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $4.3 million as of April 30, 2022 and $3.0 million as of January 29, 2022.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Comenity Bank, the Company offers a private label credit card ("PLCC"). Buckle Reward members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of April 30, 2022 and January 29, 2022, $11.0 million and $10.6 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $5.3 million as of April 30, 2022 and $5.6 million as of January 29, 2022.

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

The following table identifies the material obligations and commitments as of April 30, 2022:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2022 (remaining)	2023-2024	2025-2026	Thereafter

Purchase obligations	$15,559	$11,035	$3,968	$556	$—
Deferred compensation	20,136	—	—	—	20,136
Operating lease payments (a)	302,040	73,457	135,129	58,481	34,973
Total contractual obligations	$337,735	$84,492	$139,097	$59,037	$55,109
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2022 or the first quarter of fiscal 2021. The Company had outstanding letters of credit totaling $4.0 million and $2.7 million as of April 30, 2022 and January 29, 2022, respectively. The Company has no other off-balance sheet arrangements.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended April 30, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Jan. 30, 2022 to Feb. 26, 2022	-	-	-	410,655
Feb. 27, 2022 to Apr. 2, 2022	-	-	-	410,655
Apr. 3, 2022 to Apr. 30, 2022	-	-	-	410,655
	-	-	-

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 9, 2022	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 9, 2022	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101