Form 10-Q
period 2022-07-30
BUCKLE INC
filed 2022-09-08
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2022
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 2, 2022, was 50,094,751.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	July 30, 2022	January 29, 2022

CURRENT ASSETS:
Cash and cash equivalents	$266,731	$253,970
Short-term investments	17,387	12,926
Receivables	13,015	12,087
Inventory	128,498	102,095
Prepaid expenses and other assets	9,445	10,128
Total current assets	435,076	391,206

PROPERTY AND EQUIPMENT	460,362	453,228
Less accumulated depreciation and amortization	(353,929)	(352,724)
	106,433	100,504

OPERATING LEASE RIGHT-OF-USE ASSETS	234,634	258,914
LONG-TERM INVESTMENTS	20,640	19,352
OTHER ASSETS	12,281	10,908

Total assets	$809,064	$780,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,036	$59,950
Accrued employee compensation	29,509	62,055
Accrued store operating expenses	30,497	20,264
Gift certificates redeemable	12,411	16,470
Current portion of operating lease liabilities	80,827	88,273
Income taxes payable	—	1,529
Total current liabilities	216,280	248,541

DEFERRED COMPENSATION	20,163	19,352
NON-CURRENT OPERATING LEASE LIABILITIES	183,643	200,067
Total liabilities	420,086	467,960

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,094,751 and 49,728,651 shares issued and outstanding at July 30, 2022 and January 29, 2022 respectively	501	497
Additional paid-in capital	173,046	167,328
Retained earnings	215,431	145,099
Total stockholders’ equity	388,978	312,924

Total liabilities and stockholders’ equity	$809,064	$780,884

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

SALES, Net of returns and allowances	$301,976	$295,120	$611,040	$594,245

COST OF SALES (Including buying, distribution, and occupancy costs)	156,607	153,101	313,511	304,673

Gross profit	145,369	142,019	297,529	289,572

OPERATING EXPENSES:
Selling	67,982	63,056	135,228	123,056
General and administrative	11,674	11,081	23,529	22,832
	79,656	74,137	158,757	145,888

INCOME FROM OPERATIONS	65,713	67,882	138,772	143,684

OTHER INCOME, Net	703	222	828	273

INCOME BEFORE INCOME TAXES	66,416	68,104	139,600	143,957

INCOME TAX EXPENSE	16,272	16,685	34,202	35,269

NET INCOME	$50,144	$51,419	$105,398	$108,688

EARNINGS PER SHARE:
Basic	$1.02	$1.05	$2.14	$2.22

Diluted	$1.01	$1.04	$2.13	$2.20

Basic weighted average shares	49,214	48,946	49,214	48,946
Diluted weighted average shares	49,535	49,341	49,531	49,325

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2022

BALANCE, May 1, 2022	50,094,851	$501	$170,272	$182,820	$353,593
Net income	—	—	—	50,144	50,144
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,533)	(17,533)
Issuance of non-vested stock, net of forfeitures	(100)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,774	—	2,774
BALANCE, July 30, 2022	50,094,751	$501	$173,046	$215,431	$388,978

BALANCE, January 30, 2022	49,728,651	$497	$167,328	$145,099	$312,924
Net income	—	—	—	105,398	105,398
Dividends paid on common stock, ($0.70 per share)	—	—	—	(35,066)	(35,066)
Issuance of non-vested stock, net of forfeitures	366,100	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,722	—	5,722
BALANCE, July 30, 2022	50,094,751	$501	$173,046	$215,431	$388,978

FISCAL 2021

BALANCE, May 2, 2021	49,788,891	$498	$160,684	$278,916	$440,098
Net income	—	—	—	51,419	51,419
Dividends paid on common stock, ($0.33 per share)	—	—	—	(16,429)	(16,429)
Issuance of non-vested stock, net of forfeitures	(5,510)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,464	—	2,464
BALANCE, July 31, 2021	49,783,381	$498	$163,148	$313,906	$477,552

BALANCE, January 31, 2021	49,407,731	$494	$158,058	$238,077	$396,629
Net income	—	—	—	108,688	108,688
Dividends paid on common stock, ($0.66 per share)	—	—	—	(32,859)	(32,859)
Issuance of non-vested stock, net of forfeitures	375,650	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,094	—	5,094
BALANCE, July 31, 2021	49,783,381	$498	$163,148	$313,906	$477,552

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,398	$108,688
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,181	9,700
Amortization of non-vested stock grants, net of forfeitures	5,722	5,094
Deferred income taxes	(1,373)	(1,223)
Other	274	229
Changes in operating assets and liabilities:
Receivables	1,638	286
Inventory	(26,403)	5,787
Prepaid expenses and other assets	683	(9,104)
Accounts payable	2,622	24,424
Accrued employee compensation	(32,546)	(1,987)
Accrued store operating expenses	10,260	11,005
Gift certificates redeemable	(4,059)	(2,845)
Income taxes payable	(4,095)	(14,881)
Other assets and liabilities	2,190	1,294

Net cash flows from operating activities	69,492	136,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,920)	(9,212)
Purchases of investments	(17,670)	(10,700)
Proceeds from sales/maturities of investments	10,925	4,229

Net cash flows from investing activities	(21,665)	(15,683)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(35,066)	(32,859)

Net cash flows from financing activities	(35,066)	(32,859)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,761	87,925

CASH AND CASH EQUIVALENTS, Beginning of period	253,970	318,789

CASH AND CASH EQUIVALENTS, End of period	$266,731	$406,714

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2022 AND JULY 31, 2021
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 441 stores located in 42 states throughout the United States as of July 30, 2022 and 442 stores in 42 states as of July 31, 2021. During the twenty-six week period ended July 30, 2022, the Company opened 2 new stores, substantially remodeled 13 stores, and closed 1 store, which includes 2 new stores, 7 substantially remodeled stores, and no closed stores for the second quarter. During the twenty-six week period ended July 31, 2021, the Company opened 1 new store, substantially remodeled 7 stores, and closed 2 stores, which includes 1 new store, 2 substantially remodeled stores, and 1 closed store for the second quarter.

For the thirteen week periods ended July 30, 2022 and July 31, 2021, online revenues accounted for 15.3% and 14.7%, respectively, of the Company's net sales. For the twenty-six week periods ended July 30, 2022 and July 31, 2021, online revenues accounted for 16.5% and 16.4%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Merchandise Group	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Denims	31.9%	33.6%	36.0%	37.9%
Tops (including sweaters)	30.6	30.9	29.2	28.5
Sportswear/Fashions	13.9	13.8	10.6	11.3
Footwear	8.3	8.0	10.2	9.5
Accessories	11.0	10.3	9.9	9.4
Casual bottoms	0.9	0.8	0.9	0.8
Outerwear	0.3	0.3	0.5	0.5
Youth	3.1	2.3	2.7	2.1
Total	100.0%	100.0%	100.0%	100.0%

Effective July 1, 2022, the Company entered into a new five year agreement (the "Agreement") with Bread Financial and Comenity Bank (collectively the "Bank"), to provide guests with private label credit cards ("PLCC"). Each PLCC bears the Buckle brand logo and can only be used at the Company's retail locations and eCommerce platform. The Bank is the sole owner of the accounts issued under the PLCC program and bears full risk associated with guest non-payment.

As part of the Agreement, the Company receives a percentage of PLCC sales from the Bank, along with other incentive payments upon the achievement of certain performance targets. All amounts received from the Bank under the Agreement are recorded in net sales in the condensed consolidated statements of income.

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	July 30, 2022			July 31, 2021
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$50,144	49,214	$1.02	$51,419	48,946	$1.05
Effect of Dilutive Securities:
Non-vested shares	—	321	(0.01)	—	395	(0.01)
Diluted EPS	$50,144	49,535	$1.01	$51,419	49,341	$1.04

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	July 30, 2022			July 31, 2021
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$105,398	49,214	$2.14	$108,688	48,946	$2.22
Effect of Dilutive Securities:
Non-vested shares	—	317	(0.01)	—	379	(0.02)
Diluted EPS	$105,398	49,531	$2.13	$108,688	49,325	$2.20
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of July 30, 2022:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$17,864	$13	$(6)	$—	$17,871

Trading Securities:
Mutual funds	$19,740	$423	$—	$—	$20,163

The following is a summary of investments as of January 29, 2022:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,926	$1	$(4)	$—	$12,923

Trading Securities:
Mutual funds	$17,932	$1,420	$—	$—	$19,352

The amortized cost and fair value of debt securities by contractual maturity as of July 30, 2022 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$17,387	$17,394
1 - 5 years	477	477
Total	$17,864	$17,871

As of July 30, 2022 and January 29, 2022, $477 and $0 of held-to-maturity securities are classified in long-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of July 30, 2022 and January 29, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
July 30, 2022	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$20,163	$—	$—	$20,163

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 29, 2022	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$19,352	$—	$—	$19,352

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of July 30, 2022, the fair value of held-to-maturity securities was $17,871 compared to the carrying amount of $17,864. As of January 29, 2022, the fair value of held-to-maturity securities was $12,923 compared to the carrying amount of $12,926.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Operating lease cost	$23,363	$23,630	$46,638	$47,327
Variable lease cost (a)	4,687	4,544	10,961	9,008
Total lease cost	$28,050	$28,174	$57,599	$56,335
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,225	$24,359	$48,431	$49,224

Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$13,341	$9,651	$27,257	$36,742

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of July 30, 2022, the weighted-average remaining lease term was 4.6 years and the weighted-average discount rate was 3.9%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of July 30, 2022:

Fiscal Year	Operating Leases (a)
2022 (remaining)	$49,165
2023	80,516
2024	57,679
2025	36,189
2026	25,442
Thereafter	42,344
Total lease payments	291,335
Less: Imputed interest	26,865
Total operating lease liability	$264,470
(a)     Operating lease payments exclude $23,593 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended July 30, 2022 and July 31, 2021 of ($464) and $11, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,820 and $1,356 as of July 30, 2022 and January 29, 2022, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended July 30, 2022 and July 31, 2021 of $39,670 and $51,373, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of July 30, 2022, 644,783 shares were available for grant under the Company’s various restricted stock plans, of which 581,222 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2022 and fiscal 2021 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021

Stock-based compensation expense, before tax	$2,774	$2,464	$5,722	$5,094

Stock-based compensation expense, after tax	$2,094	$1,860	$4,320	$3,846

Non-vested shares of common stock granted during the twenty-six week periods ended July 30, 2022 and July 31, 2021 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended July 30, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	590,462	$32.20
Granted	366,300	36.52
Forfeited	(200)	37.92
Vested	(75,458)	36.95
Non-Vested - end of quarter	881,104	$33.59

As of July 30, 2022, there was $15,702 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.1 years. The total fair value of shares vested during the twenty-six week periods ended July 30, 2022 and July 31, 2021 was $2,810 and $3,091, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Twenty-Six Weeks Ended		Percentage
	July 30, 2022	July 31, 2021	Increase/(Decrease)	July 30, 2022	July 31, 2021	Increase/(Decrease)

Net sales	100.0%	100.0%	2.3%	100.0%	100.0%	2.8%
Cost of sales (including buying, distribution, and occupancy costs)	51.8%	51.9%	2.3%	51.3%	51.3%	2.9%
Gross profit	48.2%	48.1%	2.4%	48.7%	48.7%	2.7%
Selling expenses	22.5%	21.4%	7.8%	22.1%	20.7%	9.9%
General and administrative expenses	3.9%	3.7%	5.3%	3.9%	3.8%	3.0%
Income from operations	21.8%	23.0%	(3.2)%	22.7%	24.2%	(3.4)%
Other income, net	0.2%	0.1%	216.7%	0.1%	—%	203.2%
Income before income taxes	22.0%	23.1%	(2.5)%	22.8%	24.2%	(3.0)%
Income tax expense	5.4%	5.7%	(2.5)%	5.6%	5.9%	(3.0)%
Net income	16.6%	17.4%	(2.5)%	17.2%	18.3%	(3.0)%

Net sales increased from $295.1 million in the second quarter of fiscal 2021 to $302.0 million in the second quarter of fiscal 2022, a 2.3% increase. Comparable store net sales for the thirteen week quarter ended July 30, 2022 increased 1.6% from comparable store net sales for the prior year thirteen week period ended July 31, 2021. Total sales growth for the period was the result of a 3.6% increase in the average unit retail and a 0.3% increase in the average number of units sold per transaction, partially offset by a 1.5% decrease in the number of transactions. Online sales for the quarter increased 6.5% to $46.2 million for the thirteen week period ended July 30, 2022 compared to $43.4 million for the thirteen week period ended July 31, 2021.

Net sales increased from $594.2 million for the first two quarters of fiscal 2021 to $611.0 million for the first two quarters of fiscal 2022, a 2.8% increase. Comparable store net sales for the twenty-six week period ended July 30, 2022 increased 2.6% from comparable store net sales for the prior year twenty-six week period ended July 31, 2021. Total sales growth for the year-to-date period was the result of a 1.0% increase in the number of transactions and a 2.6% increase in the average unit retail, partially offset by a 0.7% reduction in the average number of units sold per transaction. Online sales for the year-to-date period increased 3.5% to $100.6 million for the twenty-six week period ended July 30, 2022 compared to $97.2 million for the twenty-six week period ended July 31, 2021.

The Company's average retail price per piece of merchandise sold increased $1.53, or 3.6%, during the second quarter of fiscal 2022 compared to the second quarter of fiscal 2021. This $1.53 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.8% increase in average denim price points ($0.52), an 8.9% increase in average sportswear price points ($0.46), a 3.5% increase in average knit shirt price points ($0.36), a 5.3% increase in average accessory price points ($0.24), a 5.5% increase in average footwear price points ($0.19), a 6.8% increase in average woven shirt price points ($0.18), and an increase in average price points for certain other merchandise categories ($0.23); which were partially offset by a shift in the merchandise mix (-$0.65). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $1.16, or 2.6%, compared to the same period in fiscal 2021. This $1.16 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 4.3% increase in average knit shirt price points ($0.42), a 1.8% increase in average denim price points ($0.29), a 7.2% increase in average woven shirt price points ($0.20), a 4.3% increase in average footwear price points ($0.19), a 4.5% increase in average sportswear price points ($0.19), and an increase in average price points for certain other merchandise categories ($0.31), which were partially offset by a shift in the merchandise mix (-$0.44). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $145.4 million in the second quarter of fiscal 2022, compared to $142.0 million in the second quarter of fiscal 2021. As a percentage of net sales, gross profit was 48.2% in the second quarter of fiscal 2022, up slightly from 48.1% in the second quarter of fiscal 2021. The current quarter margin improvement was due to leveraged buying, distribution, and occupancy expenses. Merchandise margins were flat for the quarter.

Year-to-date, gross profit was $297.5 million for the twenty-six week period ended July 30, 2022, compared to $289.6 million for the twenty-six week period ended July 31, 2021. As a percentage of net sales, gross profit was 48.7% for both the first two quarters of fiscal 2022 and the first two quarters of fiscal 2021. For the year-to-date period, leveraged buying, distribution, and occupancy expenses were offset by a 10 basis point reduction in merchandise margins.

Selling, general, and administrative expenses were 26.4% of net sales for the second quarter of fiscal 2022, compared to 25.1% for the second quarter of fiscal 2021. The increase was the result of increases in store labor-related expenses (1.35%, as a percentage of net sales) and certain other expense categories (0.55%, as a percentage of net sales). These increases were partially offset by a decrease in expense related to incentive compensation accruals (0.60%, as a percentage of net sales).

For the 26-week year-to-date period, total selling, general, and administrative expenses were 26.0% of net sales for fiscal 2022, compared to 24.5% for fiscal 2021. The increase was the result of increases in store labor-related expenses (1.35%, as a percentage of net sales) and certain other expense categories (0.65%, as a percentage of net sales). These increases were partially offset by a decrease in expense related to incentive compensation accruals (0.50%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $65.7 million, or 21.8% of net sales, for the second quarter of fiscal 2022, compared to income from operations of $67.9 million, or 23.0% of net sales, for the second quarter of fiscal 2021. Income tax expense as a percentage of pre-tax income was 24.5% for the second quarter of both fiscal 2022 and fiscal 2021, bringing the Company's net income to $50.1 million in the second quarter of fiscal 2022 compared to $51.4 million in the second quarter of fiscal 2021.

Year-to-date, income from operations was $138.8 million for the twenty-six week period ended July 30, 2022 compared to $143.7 million for the twenty-six week period ended July 31, 2021. Income from operations was 22.7% of net sales for the first two quarters of fiscal 2022 compared to 24.2% of net sales for the first two quarters of fiscal 2021. Income tax expense as a percentage of pre-tax income was 24.5% for both the first two quarters of fiscal 2022 and the first two quarters of fiscal 2021, bringing year-to-date net income to $105.4 million for fiscal 2022 compared to $108.7 million for fiscal 2021.

LIQUIDITY AND CAPITAL RESOURCES

As of July 30, 2022, the Company had working capital of $218.8 million, including $266.7 million of cash and cash equivalents and $17.4 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2022 and fiscal 2021, the Company's cash flow from operations was $69.5 million and $136.5 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The Company's reduction in operating cash flow for the first two quarters of fiscal 2022 compared to the first two quarters of fiscal 2021 is primarily attributable to changes in inventory and accounts payable as the Company built its inventory back to more normalized levels during the first half of fiscal 2022, as well as the first quarter payment of incentive bonuses based on the Company's strong financial results in fiscal 2021.

The uses of cash for both twenty-six week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first two quarters of fiscal 2022 and 2021, the Company invested $14.7 million and $8.6 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.2 million and $0.6 million in the first two quarters of fiscal 2022 and 2021, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2022, the Company anticipates completing 2 new stores and an additional 11 full remodels. Management estimates that total capital expenditures during fiscal 2022 will be approximately $22.0 to $27.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of July 30, 2022, had total cash and investments of $304.8 million, including $20.6 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first two quarters of fiscal 2022 or 2021. The Company had no bank borrowings as of July 30, 2022 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended July 30, 2022 have not changed materially from those utilized for the fiscal year ended January 29, 2022, included in The Buckle Inc.’s 2021 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $12.4 million and $16.5 million as of July 30, 2022 and January 29, 2022, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $4.2 million as of July 30, 2022 and $3.0 million as of January 29, 2022.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of July 30, 2022 and January 29, 2022, $11.1 million and $10.6 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

Effective July 1, 2022, the Company entered into a new five year agreement (the "Agreement") with the Bank, to continue providing guests with PLCC services. Each PLCC bears the Buckle brand logo and can only be used at the Company's retail locations and eCommerce platform. The Bank is the sole owner of the accounts issued under the PLCC program and bears full risk associated with guest non-payment.

As part of the Agreement, the Company receives a percentage of PLCC sales from the Bank, along with other incentive payments upon the achievement of certain performance targets. All amounts received from the Bank under the Agreement are recorded in net sales in the condensed consolidated statements of income.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $5.6 million as of both July 30, 2022 and January 29, 2022.

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

The following table identifies the material obligations and commitments as of July 30, 2022:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2022 (remaining)	2023-2024	2025-2026	Thereafter

Purchase obligations	$20,284	$13,089	$5,501	$1,645	$49
Deferred compensation	20,163	—	—	—	20,163
Operating lease payments (a)	291,335	49,165	138,195	61,631	42,344
Total contractual obligations	$331,782	$62,254	$143,696	$63,276	$62,556
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first two quarters of fiscal 2022 or the first two quarters of fiscal 2021. The Company had outstanding letters of credit totaling $5.8 million and $2.7 million as of July 30, 2022 and January 29, 2022, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended July 30, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 1, 2022 to May 28, 2022	-	-	-	410,655
May 29, 2022 to July 2, 2022	-	-	-	410,655
July 3, 2022 to July 30, 2022	-	-	-	410,655
	-	-	-

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	September 8, 2022	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	September 8, 2022	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101