Form 10-K
period 2023-01-28
BUCKLE INC
filed 2023-03-29
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $896,564,521 on July 30, 2022. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 29,687,567 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 28, 2023, was 50,456,196.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
January 28, 2023

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. As of January 28, 2023, the Company operated 441 retail stores in 42 states throughout the United States under the names "Buckle" and "Buckle Youth." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-packaging, easy layaways, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers. In recent years, however, the Company has successfully relocated several of its stores in smaller and middle markets from enclosed malls into power center locations, with continued plans for pursuing more such relocation opportunities in the future. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its corporate offices and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 441 stores in 42 states at the end of fiscal 2022. All references herein to fiscal 2022 refer to the 52-week period ended January 28, 2023. Fiscal 2021 refers to the 52-week period ended January 29, 2022 and fiscal 2020 refers to the 52-week period ended January 30, 2021. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Merchandising

The Company's merchandising strategy is designed to create loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (39.3% of fiscal 2022 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts guests with its wide selection of branded and private label denim and a wide variety of fits, finishes, and styles. Tops are also significant contributors to total sales (29.7% of fiscal 2022 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	January 28, 2023	January 29, 2022	January 30, 2021

Denims	39.3%	39.6%	40.1%
Tops (including sweaters)	29.7	30.2	30.1
Accessories	10.0	9.3	9.0
Footwear	9.2	9.7	10.2
Sportswear/fashions	5.5	5.9	5.8
Outerwear	2.1	1.9	1.9
Casual bottoms	1.1	0.9	0.9
Youth	3.1	2.5	2.0
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 56% of the Company's net sales during fiscal 2022. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, Salvage, Red by BKE, Daytrip, Gimmicks, Gilded Intent, FITZ + EDDI, Willow & Root, Outpost Makers, Departwest, Sterling & Stitch, Reclaim, BKE Vintage, Nova Industries, J.B. Holt, Modish Rebel, and Veece. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise, the majority of which they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Miss Me, Rock Revival, KanCan, Hidden, Flying Monkey, Levi's, Preme, Smoke Rise, Ariat, Good American, and Wrangler. Other key brands include Hurley, Billabong, Affliction, American Fighter, Sullen, Howitzer, Oakley, Fox, RVCA, 7 Diamonds, Nixon, Free People, Z Supply, Salt Life, White Crow, Brew City, Reef, Stance, Versace Cologne, American Highway, Eight X, Pendelton, Hooey, Goorin Bros., Old Row, Timberland, Teva, Kimes Ranch, SOREL, Hey Dude, Steve Madden, Dolce Vita, SAXX, Ray-Ban, Wanakome, Guess, Fossil, Brixton, Dr. Martens, Very G, Birkenstock, Bed Stu, Palladium, Mia, K-Swiss, Myra, STS, and G-Shock. The Company expects that brand name merchandise will continue to constitute the majority of sales.

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

The Company continually evaluates its store design as part of the overall shopping experience and feels its current design continues to be well received by both guests and developers. This store design contains warm wood fixtures and floors, real brick finishes, and an appealing ceiling and lighting layout that creates a comfortable environment for the guest to shop. The signature Buckle-B icon is used throughout the store on fixtures, graphic images, and print materials to reinforce the brand identity. To enhance selling and product presentation, the Company continually updates the fixtures in its stores. The Company has been able to modify the store design for specialized venues including lifestyle centers and larger mall fronts. Over the past several fiscal years, the Company has also developed updated storefront designs that enhance the exterior visibility for stores relocating from enclosed mall locations to outdoor power centers and lifestyle centers.

Marketing and Advertising

In fiscal 2022, the Company spent $19.2 million, or 1.4% of net sales, on targeted seasonal marketing campaigns, digital marketing efforts, and in-store point-of-sale materials. A coordinated effort to amplify value and relevance through brand image, voice, and experience is presented through store window displays, seasonal and product-level signage throughout the store, and on digital commerce and experience platforms. Promotions such as special, seasonal events combined with gift-with-purchase offers are offered to enhance the guest’s shopping experience. Seasonal guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Additionally, Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the first-choice for these specialty branded fashions.

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

The Company supports a corporate web site at www.buckle.com. The Company’s web site serves as a portal to enhance, influence, and help its valued guests through their decision journey, reaching a growing online audience. Buckle.com provides an interactive, informative, and brand building environment where guests can shop, discover, learn, engage, and seek information, as well as search for career opportunities and read the Company’s latest financial news. The Company also maintains an opt-in email database. Targeted email campaigns are deployed informing guests of the latest styles and promotions. Paid-search, organic-search, and affiliate marketing programs are individually managed to increase online and in-store traffic. The Company continually invests in enhancements to the site's features and functionality, helping improve the overall digital guest experience and facilitate the growth in online traffic.

Store Operations

The Company has an Executive Vice President of Stores, a Senior Vice President of Sales, 3 Vice Presidents of Sales, 4 Regional Managers, 32 District Managers, and 68 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and holiday seasons. Almost every location also employs an alterations person.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.4% of net sales in fiscal 2022, 0.3% of net sales in fiscal 2021, and 0.4% of net sales in fiscal 2020.

The average store is approximately 5,300 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 1,937 square feet to 9,935 square feet.

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

In fiscal 2022, Axis Denim (which produces private label denim for the Company) accounted for 15.2% of net sales and Rock Revival/Miss Me accounted for 10.7% of the Company’s net sales. No other vendor accounted for more than 10% of the Company’s net sales.

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

During fiscal 2010, the Company completed construction of a 240,000 square foot distribution center in Kearney, Nebraska, which currently serves as the Company’s only store distribution center. The Company also owns two additional facilities as part of its home office campus in Kearney, Nebraska (one of which was completed during the first quarter of fiscal 2015). These facilities serve as the Company's corporate headquarters and house its online fulfillment and customer service center.

Store Locations and Expansion Strategies

As of January 28, 2023, the Company operated 441 stores in 42 states. The existing stores are in 3 downtown locations, 50 strip centers, 54 lifestyle centers, and 334 shopping malls. The Company anticipates opening 6 new stores in fiscal 2023. The following table lists the location of existing stores as of January 28, 2023:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	8	Maryland	1	Oregon	6
Alaska	1	Michigan	17	Pennsylvania	9
Arizona	12	Minnesota	11	South Carolina	4
Arkansas	7	Mississippi	6	South Dakota	3
California	13	Missouri	14	Tennessee	11
Colorado	15	Montana	5	Texas	54
Florida	20	Nebraska	13	Utah	12
Georgia	10	Nevada	5	Virginia	4
Idaho	9	New Jersey	1	Washington	14
Illinois	15	New Mexico	5	West Virginia	6
Indiana	15	New York	4	Wisconsin	11
Iowa	16	North Carolina	12	Wyoming	2
Kansas	16	North Dakota	4	Total	441
Kentucky	6	Ohio	22
Louisiana	11	Oklahoma	11

Over the past ten years, Buckle has opened a total of 55 new stores and closed 54, with the number of openings and closings in a given year being based on local economic conditions and available opportunities. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2013 through the end of fiscal 2022:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2013	440	13	3	450
2014	450	16	6	460
2015	460	9	1	468
2016	468	5	6	467
2017	467	2	12	457
2018	457	—	7	450
2019	450	2	4	448
2020	448	3	8	443
2021	443	1	4	440
2022	440	4	3	441

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

The Company generally seeks sites of 4,250 to 5,000 square feet for its stores. The projected cost of opening a store is approximately $1.2 million, including construction costs of approximately $1.0 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening 6 new stores during fiscal 2023 and expects to complete approximately 12-17 full remodels. Year-to-date through March 28, 2023, the Company has closed 3 stores in fiscal 2023, with no other specific store closings currently planned for the remainder of the year. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2023. The Company anticipates capital spending of approximately $24.0 to $30.0 million during fiscal 2023, which includes primarily planned store projects and technology investments.

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

The system includes PC based point-of-sale ("POS") registers in each store. The registers trickle transactions to a central server using a virtual private network ("VPN") for collection of comprehensive data, including complete item-level sales information. The transactions are then swept into the central database (IBM iSeries). Price updates are sent daily for the price lookup (“PLU”) file maintained within the POS registers.

Twice a week, the Company initiates an electronic "sweep" of the individual store bank accounts to the Company's primary concentration account. This allows the Company to meet its obligations and invest cash on a timely basis.

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

Teammate Demographics. As of January 28, 2023, the Company had approximately 9,100 teammates, of which approximately 3,100 were full-time. Of the total number of teammates, approximately 830 were employed at the corporate offices and in the distribution center. The Company has an experienced management team and most of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center teammates, primarily due to the number of part-time teammates. However, the Company has not experienced significant difficulty in hiring qualified personnel.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Boot Barn, Express, Gap, Hollister, PacSun, Scheels, and Tilly’s. The men's market also competes with certain department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with direct-to-consumer brands and online retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, Altar'd State, American Eagle Outfitters, Anthropologie, Boot Barn, Express, Forever 21, Francesca's, Free People, H&M, Hollister, Journey's, Lulus, Madewell, Maurices, PacSun, Revolve, Scheels, Tilly's, Urban Outfitters, Zara, and Zumiez. The women's market also competes with department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores, and small specialty boutiques, as well as with direct-to-consumer brands and online retailers.

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

Seasonality

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2022, 2021, and 2020, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales.

Trademarks

“BUCKLE”, “THE BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, "BKE RED", "BEST BRANDS. FAVORITE JEANS.", "BKE SPORT", "BKE RESERVE", "BUCKLE BELIEVES", "FADE BY BKE", "SOLELY BLACK BY BKE", "FITZ + EDDI", "BUCKLE SELECT", "IN THESE BLUES", "POETIC REBEL", "UNTAMED SOUL", "WILLOW & ROOT", "TWINE & STARK", "INDIE SPIRIT DESIGNS", "BKE CORE", "GILDED INTENT", "#BUCKLEDOUT", "QUINN & COPPER", "LEGACY COLLECTION BY BKE", "SWEET HARMONY BY BUCKLE", "DAYTRIP REFINED", "WHEREVER YOU WANDER BY BUCKLE", "RED BY BKE", "#INTHESEBLUES", "J.B. HOLT", "OUTPOST MAKERS", "DEPARTWEST", "STONE REFINERY", "stylized G", "DEPARTWEST logo", "GREHY", "NOVA INDUSTRIES", "SAY YOU WILL", "BRILL BOUTIQUE", "BUCKLE B", "BUCKLE REWARDS", "BKE ESSENTIALS" and “B” icon are federally registered trademarks of the Company. The Company also owns trademarks for certain product designs. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

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

Daniel J. Hirschfeld, age 81. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 73. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesperson while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 45. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Kari G. Smith, age 59. Ms. Smith is Executive Vice President of Stores and a Director of the Company. She was elected a Director effective February 4, 2018 and was appointed Executive Vice President of Stores on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Brett P. Milkie, age 63. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Michelle M. Hoffman, age 61. Ms. Hoffman is Senior Vice President of Sales. She was appointed to this position on February 22, 2022, after having served as Vice President of Sales since March 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and Regional Manager.

Kelli D. Molczyk, age 44. Ms. Molczyk is Senior Vice President of Women's Merchandising. She was appointed to this position on February 22, 2022, after having served as Vice President of Women's Merchandising since December 2014. Ms. Molczyk has been employed by the Company since 1999 and has served in various roles on the women's merchandising team since that time, including Divisional Merchandise Manager.

Brady M. Fritz, age 43. Ms. Fritz is Senior Vice President, General Counsel, and Corporate Secretary. She was appointed to this position on February 22, 2022, after having served as Vice President, General Counsel, and Corporate Secretary since March 2021. Ms. Fritz was hired by the Company on December 10, 2018 and has served as General Counsel and Corporate Secretary since that time. Prior to joining the Company, she served Cargill Incorporated for over 10 years in several roles of increasing responsibility, including most recently as Global Legal Operations Leader and Senior Attorney. Prior to joining Cargill Incorporated, Ms. Fritz began her career at Scudder Law Firm in Lincoln, Nebraska.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 44% of net sales for fiscal 2022 and 43% for fiscal 2021. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2023, the Company plans to open 6 new stores. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Evolving Regulations and Expectations with Respect to Environmental, Social, and Governance Matters. There has been increasing stakeholder and regulatory focus on environmental, social, and governance ("ESG") initiatives and related disclosures affecting public companies. The Company anticipates that expectations and requirements in these areas will continue to evolve. To the extent the Company is unable to meet or is perceived to be unable to meet these expectations and requirements, the Company's reputation, business, and financial performance could be adversely affected.

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

Operations of the Company Could be Adversely Affected by Events Beyond the Company's Control. The Company's operations, our suppliers, and the spending patterns of our guests could be negatively impacted by various events beyond the Company's control. Such events include, but are not limited to, natural disasters, such as hurricanes, tornadoes, floods, wildfires, and other extreme weather conditions; unforeseen public health crises, such as pandemics and epidemics; negative climate conditions; or other catastrophic events or disasters occurring in or impacting the areas in which the Company's stores, distribution center, corporate offices, or suppliers' facilities are located. Such events have the potential to adversely affect the Company's operations and financial results.

Impact to the Operations of the Company's Facilities and Retail Stores Resulting from the Novel Coronavirus ("COVID-19") or Other Global Pandemics. The Company currently has a concentration of facilities in Kearney, Nebraska, including its corporate office, distribution center, and online fulfillment center. The Company also has an office in Overland Park, Kansas for its men's buying team. The Company is dependent on the successful operation of these facilities to sustain its operations, including the operation of its online business at buckle.com and its 441 stores in 42 states across the United States.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of January 28, 2023, including automatic renewal options, expiring on or before January 31 of each year is as follows:

Year	Number of Expiring Leases

2024	145
2025	104
2026	53
2027	42
2028	38
2029	10
2030	4
2031 and later	45
Total	441

The corporate headquarters and online fulfillment center for the Company are located within a facility purchased by the Company in 1988, which is located in Kearney, Nebraska. The building currently provides approximately 261,200 square feet of space, which includes approximately 82,200 square feet related to the Company’s 2005 addition. During fiscal 2010, the Company completed construction of a 240,000 square foot distribution center in Kearney, Nebraska, which currently serves as the Company’s only store distribution center. In fiscal 2015, the Company completed construction of a new office building as a part of its home office campus in Kearney, Nebraska, which provides 80,000 square feet of office space.

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

Dividend Payments

During fiscal 2020, the Company's Board of Directors suspended the Company's quarterly cash dividends during the first two quarters of the fiscal year as a result of the global COVID-19 pandemic. Upon resuming the Company's quarterly cash dividends, the Company paid cash dividends of $0.30 per share in both the third and fourth quarters. The Company also paid a special cash dividend of $2.00 per share in the fourth quarter of fiscal 2020. During fiscal 2021, the Company paid cash dividends of $0.33 per share in each of the first three quarters and $0.35 per share in the fourth quarter. The Company also paid a special cash dividend of $5.65 per share in the fourth quarter of fiscal 2021. During fiscal 2022, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $2.65 per share in the fourth quarter of fiscal 2022.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 28, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Oct. 30, 2022 to Nov. 26, 2022	—	—	—	410,655
Nov. 27, 2022 to Dec. 31, 2022	—	—	—	410,655
Jan. 1, 2023 to Jan. 28, 2023	—	—	—	410,655
Total	—	—	—

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Stock Price Performance Graph

The graph below compares the cumulative total return on common shares of the Company for the last five fiscal years with the cumulative total return on the S&P 1000 Index and the S&P Retail Select Industry Index:

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2023

$400
$380
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
2/3/2018
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
Period Ending
The Buckle, Inc.
S&P 1000 Index
S&P Retail Select Index

Total Return Analysis	2/3/2018	2/2/2019	2/1/2020	1/30/2021	1/29/2022	1/28/2023

The Buckle, Inc.	$100.00	$98.05	$152.18	$267.26	$290.34	$380.09
S&P 1000 Index	100.00	98.43	107.86	129.33	142.98	146.16
S&P Retail Select Industry Index	100.00	97.81	97.47	201.40	183.74	164.01

The following table lists the Company’s quarterly market range for fiscal years 2022, 2021, and 2020, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	January 28, 2023		January 29, 2022		January 30, 2021
Quarter	High	Low	High	Low	High	Low

First	$40.07	$30.30	$45.53	$35.77	$26.77	$11.76
Second	33.94	26.50	50.79	38.45	19.03	12.76
Third	40.54	29.55	46.80	38.11	25.08	15.02
Fourth	50.35	37.20	57.10	32.26	42.36	23.98

The number of record holders of the Company’s common stock as of March 28, 2023 was 470. Based upon information from the principal market makers, the Company believes there are more than 30,000 beneficial owners. The closing price of the Company’s common stock on March 28, 2023 was $34.44.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	January 28, 2023	January 29, 2022	January 30, 2021	Fiscal Year 2021 to 2022	Fiscal Year 2020 to 2021

Net sales	100.0%	100.0%	100.0%	3.9%	43.6%
Cost of sales (including buying, distribution, and occupancy costs)	49.7%	49.6%	55.5%	4.3%	28.2%
Gross profit	50.3%	50.4%	44.5%	3.5%	63.0%
Selling expenses	21.9%	20.6%	21.2%	10.3%	39.4%
General and administrative expenses	4.0%	3.9%	4.6%	5.7%	23.1%
Income from operations	24.4%	25.9%	18.7%	(2.2)%	99.7%
Other income, net	0.5%	0.2%	0.3%	206.8%	(22.9)%
Income before income taxes	24.9%	26.1%	19.0%	(0.8)%	97.6%
Income tax expense	6.0%	6.4%	4.6%	(3.0)%	103.2%
Net income	18.9%	19.7%	14.4%	(0.1)%	95.8%

Fiscal 2022 Compared to Fiscal 2021

Net sales for the 52-week fiscal year ended January 28, 2023, increased 3.9% to $1.345 billion from net sales of $1.295 billion for the 52-week fiscal year ended January 29, 2022. Comparable store net sales for the 52-week fiscal year increased 3.3% from comparable store net sales for the prior year 52-week period ended January 29, 2022. Total sales growth for the year was the result of a 4.6% increase in the average unit retail and a 0.1% increase in the number of transactions, partially offset by a a 0.8% decrease in the average number of units sold per transaction. Online sales for the fiscal year increased 4.3% to $230.4 million for the 52-week fiscal year ended January 28, 2023 compared to $220.8 million for the 52-week fiscal year ended January 29, 2022.

The Company’s average retail price per piece of merchandise sold increased $2.13, or 4.6%, during fiscal 2022 compared to fiscal 2021. This $2.13 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.2% increase in average denim price points ($0.95), a 3.0% increase in average knit shirt price points ($0.32), a 5.9% increase in average accessory price points ($0.27), a 6.9% increase in average woven shirt price points ($0.18), a 7.3% increase in average sportswear price points ($0.16), and an increase in average price points for certain other merchandise categories ($0.43); which were partially offset by a shift in the merchandise mix (-$0.18). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs increased from $653.0 million in fiscal 2021 to $676.0 million in fiscal 2022. As a percentage of net sales, gross profit was 50.3% in fiscal 2022 compared to 50.4% in fiscal 2021. The gross margin decrease was the result of a decline in merchandise margins (0.45%, as a percentage of net sales), partially offset by leveraged occupancy, buying, and distribution expenses (0.35%, as a percentage of net sales). Merchandise shrinkage was 0.4% of net sales for fiscal 2022 compared to 0.3% of net sales for fiscal 2021.

Selling expenses increased from $266.4 million in fiscal 2021 to $293.9 million in fiscal 2022. As a percentage of net sales, selling expenses increased from 20.6% in fiscal 2021 to 21.9% in fiscal 2022.

General and administrative expenses increased from $51.1 million in fiscal 2021 to $54.0 million in fiscal 2022. As a percentage of net sales, general and administrative expenses increased from 3.9% in fiscal 2021 to 4.0% in fiscal 2022.

In total, selling, general, and administrative expenses were 25.9% of net sales for fiscal 2022 compared to 24.5% of net sales for fiscal 2021. The increase was the result of increases in store labor-related expenses (1.00%, as a percentage of net sales) and certain other expense categories (0.80%, as a percentage of net sales), which were partially offset by a decrease in expense related to incentive compensation accruals (0.40%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations decreased from $335.5 million for fiscal 2021 to $328.1 million for fiscal 2022. Income from operations was 24.4% as a percentage of net sales in fiscal 2022 compared to 25.9% as a percentage of net sales in fiscal 2021.

Other income was $6.9 million in fiscal 2022 compared to $2.3 million in fiscal 2021. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 24.0% in fiscal 2022 and 24.6% in fiscal 2021, bringing net income to $254.6 million in fiscal 2022 versus $254.8 million in fiscal 2021.

Fiscal 2021 Compared to Fiscal 2020

A discussion of fiscal 2020 and year-over-year comparisons between fiscal 2021 and fiscal 2020 can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the United States Securities and Exchange Commission on March 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of January 28, 2023, the Company had working capital of $197.3 million, including $252.1 million of cash and cash equivalents and $21.0 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2022, 2021, and 2020 the Company's cash flow from operations was $242.4 million, $311.8 million, and $227.4 million, respectively. Changes in operating cash flow between each of the three years is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The reduction in operating cash flow for fiscal 2022 compared to fiscal 2021 is primarily attributable to changes in inventory and accounts payable as the Company built its inventory back to more normalized levels, as well as the payment of incentive bonuses in the first quarter of fiscal 2022 based on the Company's strong financial results in fiscal 2021. These factors also had a significant impact on operating cash flow compared to fiscal 2020, but were offset by strong increases in both net sales and net income for both fiscal 2022 and fiscal 2021 compared to fiscal 2020.

During fiscal 2022, 2021, and 2020, the Company invested $29.5 million, $18.3 million, and $5.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $0.9 million, $0.8 million, and $2.2 million in fiscal 2022, 2021, and 2020, respectively, in capital expenditures for the corporate offices and distribution facility.

During fiscal 2023, the Company anticipates opening 6 new stores and completing approximately 12-17 store remodels and/or relocations. Management estimates that total capital expenditures during fiscal 2023 will be approximately $24.0 to $30.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of January 28, 2023, had total cash and investments of $293.7 million, including $20.6 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2022, 2021, and 2020. The Company had no bank borrowings as of January 28, 2023 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2022, the Company paid total cash dividends of $202.9 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $2.65 per share in the fourth quarter. During fiscal 2021, the Company's paid cash dividends of $347.8 million as follows: $0.33 per share in each of the first three quarters, $0.35 per share in the fourth quarter, and a special cash dividend of $5.65 per share in the fourth quarter. During fiscal 2020, the Company's Board of Directors suspended the Company's quarterly cash dividends during the first two quarters of the fiscal year as a result of the global COVID-19 pandemic. During the last two quarters of the fiscal year, the Company paid total cash dividends of $128.5 million as follows: $0.30 per share in both the third and fourth quarters and also a special cash dividend of $2.00 per share in the fourth quarter.

Stock repurchase plan - The Company did not repurchase any shares of its common stock during fiscal 2022 or fiscal 2021. During fiscal 2020, the Company repurchased 25,000 shares of its common stock at an average price of $14.83 per share. As of January 28, 2023, 410,655 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $16.8 million and $16.5 million as of January 28, 2023 and January 29, 2022, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.0 million as of both January 28, 2023 and January 29, 2022.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of January 28, 2023 and January 29, 2022, $10.1 million and $10.6 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

As part of the Agreement, the Company receives a percentage of PLCC sales from the Bank, along with other incentive payments upon the achievement of certain performance targets. All amounts received from the Bank under the Agreement are recorded in net sales in the consolidated statements of income.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $6.3 million as of January 28, 2023 and $5.6 million as of January 29, 2022.

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

The following table identifies the material obligations and commitments as of January 28, 2023:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2023	2024-2025	2026-2027	Thereafter

Purchase obligations	$14,071	$9,452	$4,016	$603	$—
Deferred compensation	20,624	—	—	—	20,624
Operating lease payments (a)	343,811	101,332	131,386	63,793	47,300
Total contractual obligations	$378,506	$110,784	$135,402	$64,396	$67,924
(a) See Footnote D of the consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2022, 2021, and 2020. The Company had outstanding letters of credit totaling $3.3 million and $2.7 million as of January 28, 2023 and January 29, 2022, respectively. The Company has no other off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Included in "other assets" is a note receivable of $1.4 million as of both January 28, 2023 and January 29, 2022, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the "Company") as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the three fiscal years in the period ended January 28, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventory – Adjustment to Inventory for Markdowns and Obsolescence – Refer to Note A to the financial statements

Critical Audit Matter Description

Inventory is stated at the lower of cost or net realizable value. The Company periodically evaluates the carrying value of inventory, which requires management to make assumptions and estimate the amount necessary to adjust inventory for markdowns and obsolescence. Changes in assumptions applied to the current inventory levels within each different markdown level and the overall aging of inventory could have a significant impact on the valuation of inventory. The adjustment to inventory for markdowns and obsolescence was $6.3 million as of January 28, 2023.

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
March 29, 2023

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	January 28, 2023	January 29, 2022

CURRENT ASSETS:
Cash and cash equivalents	$252,077	$253,970
Short-term investments (Notes B and C)	20,997	12,926
Receivables	12,648	12,087
Inventory	125,134	102,095
Prepaid expenses and other assets	12,480	10,128
Total current assets	423,336	391,206

PROPERTY AND EQUIPMENT (Note E)	466,321	453,228
Less accumulated depreciation and amortization	(353,919)	(352,724)
	112,402	100,504

OPERATING LEASE RIGHT-OF-USE ASSETS (Note D)	271,421	258,914
LONG-TERM INVESTMENTS (Notes B and C)	20,624	19,352
OTHER ASSETS (Notes G and H)	9,796	10,908

Total assets	$837,579	$780,884

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,835	$59,950
Accrued employee compensation	55,490	62,055
Accrued store operating expenses	19,754	20,264
Gift certificates redeemable	16,777	16,470
Current portion of operating lease liabilities (Note D)	89,187	88,273
Income taxes payable (Note G)	—	1,529
Total current liabilities	226,043	248,541

DEFERRED COMPENSATION (Note J)	20,624	19,352
NON-CURRENT OPERATING LEASE LIABILITIES (Note D)	214,598	200,067
Total liabilities	461,265	467,960

COMMITMENTS (Notes F and I)

STOCKHOLDERS’ EQUITY (Note K):
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,092,616 and 49,728,651 shares issued and outstanding at January 28, 2023 and January 29, 2022, respectively	501	497
Additional paid-in capital	178,964	167,328
Retained earnings	196,849	145,099
Total stockholders’ equity	376,314	312,924

Total liabilities and stockholders' equity	$837,579	$780,884

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021

SALES, Net of returns and allowances	$1,345,187	$1,294,607	$901,278

COST OF SALES (Including buying, distribution, and occupancy costs)	669,184	641,598	500,610

Gross profit	676,003	653,009	400,668

OPERATING EXPENSES:
Selling	293,891	266,424	191,158
General and administrative	53,980	51,086	41,488
	347,871	317,510	232,646

INCOME FROM OPERATIONS	328,132	335,499	168,022

OTHER INCOME, Net	6,924	2,256	2,925

INCOME BEFORE INCOME TAXES	335,056	337,755	170,947

INCOME TAX EXPENSE (Note G)	80,430	82,935	40,808

NET INCOME	$254,626	$254,820	$130,139

EARNINGS PER SHARE (Note L):
Basic	$5.17	$5.20	$2.67

Diluted	$5.13	$5.16	$2.66

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

BALANCE, February 1, 2020	49,205,681	$492	$152,258	$236,398	$389,148

Net income	—	—	—	130,139	130,139
Dividends paid on common stock, ($2.60 per share)	—	—	—	(128,460)	(128,460)
Issuance of non-vested stock, net of forfeitures	227,050	2	(2)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,174	—	6,174
Common stock purchased and retired	(25,000)	—	(372)	—	(372)

BALANCE, January 30, 2021	49,407,731	$494	$158,058	$238,077	$396,629

Net income	—	—	—	254,820	254,820
Dividends paid on common stock, ($6.99 per share)	—	—	—	(347,798)	(347,798)
Issuance of non-vested stock, net of forfeitures	320,920	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	9,273	—	9,273

BALANCE, January 29, 2022	49,728,651	$497	$167,328	$145,099	$312,924

Net income	—	—	—	254,626	254,626
Dividends paid on common stock, ($4.05 per share)	—	—	—	(202,876)	(202,876)
Issuance of non-vested stock, net of forfeitures	363,965	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	11,640	—	11,640

BALANCE, January 28, 2023	50,092,616	$501	$178,964	$196,849	$376,314

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$254,626	$254,820	$130,139
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,855	18,689	20,863
Amortization of non-vested stock grants, net of forfeitures	11,640	9,273	6,174
Deferred income taxes	1,142	(381)	(1,298)
Other	705	5	276
Changes in operating assets and liabilities:
Receivables	(94)	(3,281)	313
Inventory	(23,039)	(1,032)	20,195
Prepaid expenses and other assets	(2,352)	1,062	9,745
Accounts payable	(16,213)	15,914	16,748
Accrued employee compensation	(6,565)	26,190	12,936
Accrued store operating expenses	(459)	832	2,099
Gift certificates redeemable	307	2,191	(1,040)
Income taxes payable	(1,996)	(15,205)	8,000
Other assets and liabilities	5,825	2,677	2,270

Net cash flows from operating activities	242,382	311,754	227,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(30,360)	(19,100)	(7,657)
Proceeds from sale of property and equipment	—	954	111
Change in other assets	(30)	(30)	62
Purchases of investments	(34,039)	(18,778)	(17,629)
Proceeds from sales/maturities of investments	23,030	8,179	24,345

Net cash flows from investing activities	(41,399)	(28,775)	(768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchases of common stock	—	—	(372)
Payment of dividends	(202,876)	(347,798)	(128,460)

Net cash flows from financing activities	(202,876)	(347,798)	(128,832)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,893)	(64,819)	97,820

CASH AND CASH EQUIVALENTS, Beginning of year	253,970	318,789	220,969

CASH AND CASH EQUIVALENTS, End of year	$252,077	$253,970	$318,789

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2022 represents the 52-week period ended January 28, 2023, fiscal 2021 represents the 52-week period ended January 29, 2022, and fiscal 2020 represents the 52-week period ended January 30, 2021.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company operated 441 stores located in 42 states throughout the United States as of January 28, 2023.

During fiscal 2022, the Company opened 4 new stores, substantially remodeled 23 stores, and closed 3 stores. During fiscal 2021, the Company opened 1 new store, substantially remodeled 15 stores, and closed 4 stores. During fiscal 2020, the Company opened 3 new stores, substantially remodeled 4 stores, and closed 8 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $16,777 and $16,470 as of January 28, 2023 and January 29, 2022, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of "accrued store operating expenses" on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The accrued liability for reserve for sales returns was $2,979 as of January 28, 2023 and $3,013 as of January 29, 2022.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of January 28, 2023 and January 29, 2022, $10,137 and $10,640 was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

As part of the Agreement, the Company receives a percentage of PLCC sales from the Bank, along with other incentive payments upon the achievement of certain performance targets. All amounts received from the Bank under the Agreement are recorded in net sales in the consolidated statements of income.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. The adjustment to inventory for markdowns and/or obsolescence reduced the Company’s inventory valuation by $6,295 and $5,604 as of January 28, 2023 and January 29, 2022, respectively.

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

Advertising Costs - Advertising costs are expensed as incurred and were $19,227, $16,880, and $12,530 for fiscal years 2022, 2021, and 2020, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $792 and $850 as of January 28, 2023 and January 29, 2022, respectively.

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

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2022, 2021, and 2020 of $(1,098), $(637), and $(160), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,454, $1,356, and $719 as of January 28, 2023, January 29, 2022, and January 30, 2021, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2022, 2021, and 2020 of $81,135, $98,522, and $34,106, respectively.

B.INVESTMENTS

The following is a summary of investments as of January 28, 2023:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$20,997	$10	$(15)	$—	$20,992

Trading Securities:
Mutual funds	$20,871	$—	$(247)	$—	$20,624

The following is a summary of investments as of January 29, 2022:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$12,926	$1	$(4)	$—	$12,923

Trading Securities:
Mutual funds	$17,932	$1,420	$—	$—	$19,352

The amortized cost and fair value of debt securities by contractual maturity as of January 28, 2023 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$20,997	$20,992
1 - 5 years	—	—
Total	$20,997	$20,992

As of January 28, 2023 and January 29, 2022, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of January 28, 2023 and January 29, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 28, 2023	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$20,624	$—	$—	$20,624

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 29, 2022	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$19,352	$—	$—	$19,352

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of January 28, 2023, the fair value of held-to-maturity securities was $20,992 compared to the carrying amount of $20,997. As of January 29, 2022, the fair value of held-to-maturity securities was $12,923 compared to the carrying amount of $12,926.

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

Lease expense is included in cost of sales in the consolidated statements of income. The components of total lease cost are as follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021

Operating lease cost	$94,546	$94,384	$97,450
Variable lease cost (a)	29,114	26,298	18,243
Total lease cost	$123,660	$120,682	$115,693
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$97,547	$99,989	$96,930

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$125,554	$83,087	$32,937

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of January 28, 2023, the weighted-average remaining lease term was 4.9 years and the weighted-average discount rate was 4.7%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of January 28, 2023:

Fiscal Year	Operating Leases (a)
2023	$101,332
2024	78,126
2025	53,260
2026	38,815
2027	24,978
Thereafter	47,300
Total lease payments	343,811
Less: Imputed interest	40,026
Total operating lease liability	$303,785
(a)     Operating lease payments exclude $23,580 of legally binding minimum lease payments for leases signed, but not yet commenced.

E.PROPERTY AND EQUIPMENT

	January 28, 2023	January 29, 2022

Land	$2,491	$2,491
Building and improvements	42,758	42,751
Office equipment	10,897	11,466
Transportation equipment	21,100	21,067
Leasehold improvements	175,068	166,662
Furniture and fixtures	179,866	173,943
Shipping/receiving equipment	29,446	29,510
Construction-in-progress	4,695	5,338
Total	$466,321	$453,228

F.FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2023 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of January 28, 2023 or January 29, 2022. The Company had outstanding letters of credit totaling $3,277 and $2,735 as of January 28, 2023 and January 29, 2022, respectively.

G.INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current income tax expense:
Federal	$68,003	$69,228	$35,837
State	11,285	14,088	6,269
Deferred income tax expense (benefit)	1,142	(381)	(1,298)
Total	$80,430	$82,935	$40,808

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021

Statutory rate	21.0%	21.0%	21.0%
State income tax effect	2.7	3.3	2.9
Other	0.3	0.3	—
Effective tax rate	24.0%	24.6%	23.9%

Deferred income tax assets and liabilities are comprised of the following:

	January 28, 2023	January 29, 2022
Deferred income tax assets (liabilities):
Inventory	$4,257	$3,673
Stock-based compensation	4,276	3,157
Accrued compensation	5,197	4,796
Deferred payroll taxes (a)	—	623
Accrued store operating costs	2,886	3,006
Unrealized (gain)/loss on securities	59	(341)
Gift certificates redeemable	889	921
Deferred rent liability	98	110
Property and equipment	(17,118)	(13,514)
Operating lease right-of-use assets	(65,141)	(62,139)
Operating lease liabilities	72,908	69,202
Capitalized research and development costs	41	—
Net deferred income tax asset	$8,352	$9,494
(a)     Relates to the liability for deferred payment of the employer's portion of Social Security taxes, as provided for under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020.

As of January 28, 2023 and January 29, 2022, respectively, the net deferred income tax assets of $8,352 and $9,494 are classified in "other assets." There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of January 28, 2023 or January 29, 2022. Fiscal years 2019 through 2022 remain subject to potential federal examination. Additionally, fiscal years 2018 through 2022 are subject to potential examination by various state taxing authorities.

H.RELATED PARTY TRANSACTIONS

Included in "other assets" is a note receivable of $1,425 as of January 28, 2023 and $1,395 as of January 29, 2022, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

J.EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $1,840, $1,935, and $1,640 for fiscal years 2022, 2021, and 2020, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $615, $314, and $199 for fiscal years 2022, 2021, and 2020, respectively.

K.STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has a restricted stock plan that allows for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of January 28, 2023, 646,918 shares were available for grant under the Company’s various restricted stock plans, of which 584,107 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2022, 2021, and 2020 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	January 28, 2023	January 29, 2022	January 30, 2021

Stock-based compensation expense, before tax	$11,640	$9,273	$6,174

Stock-based compensation expense, after tax	$8,846	$6,992	$4,698

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended January 28, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	590,462	$32.20
Granted	367,050	36.54
Forfeited	(3,085)	31.08
Vested	(296,933)	30.09
Non-Vested - end of year	657,494	$35.58

As of January 28, 2023, there was $10,237 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during fiscal 2022, 2021, and 2020 was $12,411, $10,125, and $6,834 respectively.

L.     EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	January 28, 2023			January 29, 2022			January 30, 2021
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$254,626	49,269	$5.17	$254,820	48,994	$5.20	$130,139	48,755	$2.67
Effect of Dilutive Securities:
Non-vested shares	—	362	(0.04)	—	391	(0.04)	—	258	(0.01)
Diluted EPS	$254,626	49,631	$5.13	$254,820	49,385	$5.16	$130,139	49,013	$2.66
(a)     Shares in thousands.

M.     REVENUES

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company operated 441 stores located in 42 states throughout the United States as of January 28, 2023.

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

During fiscal years 2022, 2021, and 2020, online revenues accounted for 17.1%, 17.1%, and 21.1%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10.0% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	January 28, 2023	January 29, 2022	January 30, 2021

Denims	39.3%	39.6%	40.1%
Tops (including sweaters)	29.7	30.2	30.1
Accessories	10.0	9.3	9.0
Footwear	9.2	9.7	10.2
Sportswear/Fashions	5.5	5.9	5.8
Outerwear	2.1	1.9	1.9
Casual bottoms	1.1	0.9	0.9
Youth	3.1	2.5	2.0
Total	100.0%	100.0%	100.0%

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

As part of the Agreement, the Company receives a percentage of PLCC sales from the Bank, along with other incentive payments upon the achievement of certain performance targets. All amounts received from the Bank under the Agreement are recorded in net sales in the consolidated statements of income.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of January 28, 2023.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended January 28, 2023, of the Company and our report dated March 29, 2023, expressed an unqualified opinion on those financial statements.

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
March 29, 2023

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2023 Annual Stockholders Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2023 Annual Stockholders Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2023 Annual Stockholders Meeting and in the Notes to Consolidated Financial Statements under Footnote K in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2023 Annual Stockholders Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by Deloitte & Touche LLP (PCAOB ID No. 34), our independent registered public accounting firm, and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2023 Annual Stockholders Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date:	March 29, 2023	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	March 29, 2023	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2022.

/s/ DANIEL J. HIRSCHFELD	/s/ MICHAEL E. HUSS
Daniel J. Hirschfeld	Michael E. Huss
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ SHRUTI S. JOSHI
Dennis H. Nelson	Shruti S. Joshi
President and Chief Executive Officer	Director
and Director

/s/ THOMAS B. HEACOCK	/s/ ANGIE J. KLEIN
Thomas B. Heacock	Angie J. Klein
Sr. Vice President of Finance, Treasurer,	Director
Chief Financial Officer, and Director

/s/ KARI G. SMITH	/s/ JOHN P. PEETZ, III
Kari G. Smith	John P. Peetz, III
Executive Vice President of Stores	Director
and Director

/s/ HANK M. BOUNDS	/s/ KAREN B. RHOADS
Hank M. Bounds	Karen B. Rhoads
Director	Director

/s/ BILL L. FAIRFIELD	/s/ JAMES E. SHADA
Bill L. Fairfield	James E. Shada
Director	Director

/s/ BRUCE L. HOBERMAN
Bruce L. Hoberman
Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns

Balance, February 1, 2020	$4	$2,257

Amounts charged to costs and expenses	489	—
Amounts charged to other accounts	—	62,257
Deductions	(489)	(61,955)

Balance, January 30, 2021	$4	$2,559

Amounts charged to costs and expenses	448	—
Amounts charged to other accounts	—	85,192
Deductions	(448)	(84,738)

Balance, January 29, 2022	$4	$3,013

Amounts charged to costs and expenses	557	—
Amounts charged to other accounts	—	88,357
Deductions	(557)	(88,391)

Balance, January 28, 2023	$4	$2,979

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form 8-K filed for the report period December 3, 2021

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.6 and 10.6.1 to Form 10-K filed for the fiscal year ended January 28, 2012
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
	(10.2.1)	Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated February 16, 2015 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.2.1 to Form 10-K filed for the fiscal year ended January 31, 2015
	(10.2.2)	Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(10.2.3)	Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated July 26, 2019 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended August 3, 2019
	(10.2.4)	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated July 16, 2021 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 31, 2021
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008

Exhibits			Page Number or Incorporation by Reference to

	(10.8)	2021 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 7, 2021
	(10.9)	2022 Management Incentive Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 6, 2022
	(10.10)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for the 2023 Annual Meeting of Stockholders
	(10.11)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for the 2023 Annual Meeting of Stockholders
	(10.12)	Form of Director Indemnification Agreement	Exhibit 10.12 to Form 10-K filed for the fiscal year ended January 29, 2022

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(104)	Cover page formatted as Inline XBRL and contained in Exhibit 101

(*)	Denotes management contract or compensatory plan or arrangement.