Form 10-Q
period 2023-10-28
BUCKLE INC
filed 2023-12-07
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 28, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 1, 2023, was 50,445,386.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	October 28, 2023	January 28, 2023

CURRENT ASSETS:
Cash and cash equivalents	$311,657	$252,077
Short-term investments	23,446	20,997
Receivables	10,341	12,648
Inventory	152,289	125,134
Prepaid expenses and other assets	11,206	12,480
Total current assets	508,939	423,336

PROPERTY AND EQUIPMENT	483,435	466,321
Less accumulated depreciation and amortization	(359,367)	(353,919)
	124,068	112,402

OPERATING LEASE RIGHT-OF-USE ASSETS	253,418	271,421
LONG-TERM INVESTMENTS	22,508	20,624
OTHER ASSETS	12,274	9,796

Total assets	$921,207	$837,579

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,320	$44,835
Accrued employee compensation	34,784	55,490
Accrued store operating expenses	26,335	19,754
Gift certificates redeemable	12,305	16,777
Current portion of operating lease liabilities	78,884	89,187
Income taxes payable	536	—
Total current liabilities	216,164	226,043

DEFERRED COMPENSATION	22,508	20,624
NON-CURRENT OPERATING LEASE LIABILITIES	208,517	214,598
Total liabilities	447,189	461,265

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,445,386 and 50,092,616 shares issued and outstanding at October 28, 2023 and January 28, 2023 respectively	504	501
Additional paid-in capital	189,297	178,964
Retained earnings	284,217	196,849
Total stockholders’ equity	474,018	376,314

Total liabilities and stockholders’ equity	$921,207	$837,579

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

SALES, Net of returns and allowances	$303,457	$332,341	$878,719	$943,381

COST OF SALES (Including buying, distribution, and occupancy costs)	156,242	166,940	459,835	480,451

Gross profit	147,215	165,401	418,884	462,930

OPERATING EXPENSES:
Selling	70,242	74,148	205,081	209,376
General and administrative	12,908	11,830	39,247	35,359
	83,150	85,978	244,328	244,735

INCOME FROM OPERATIONS	64,065	79,423	174,556	218,195

OTHER INCOME, Net	4,490	1,883	11,322	2,711

INCOME BEFORE INCOME TAXES	68,555	81,306	185,878	220,906

INCOME TAX EXPENSE	16,793	19,920	45,540	54,122

NET INCOME	$51,762	$61,386	$140,338	$166,784

EARNINGS PER SHARE:
Basic	$1.05	$1.25	$2.83	$3.39

Diluted	$1.04	$1.24	$2.81	$3.37

Basic weighted average shares	49,513	49,214	49,513	49,214
Diluted weighted average shares	49,937	49,604	49,891	49,556

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2023

BALANCE, July 30, 2023	50,445,926	$504	$185,921	$250,111	$436,536
Net income	—	—	—	51,762	51,762
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,656)	(17,656)
Issuance of non-vested stock, net of forfeitures	(540)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,376	—	3,376
BALANCE, October 28, 2023	50,445,386	$504	$189,297	$284,217	$474,018

BALANCE, January 29, 2023	50,092,616	$501	$178,964	$196,849	$376,314
Net income	—	—	—	140,338	140,338
Dividends paid on common stock, ($1.05 per share)	—	—	—	(52,970)	(52,970)
Issuance of non-vested stock, net of forfeitures	352,770	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	10,336	—	10,336
BALANCE, October 28, 2023	50,445,386	$504	$189,297	$284,217	$474,018

FISCAL 2022

BALANCE, July 31, 2022	50,094,751	$501	$173,046	$215,431	$388,978
Net income	—	—	—	61,386	61,386
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,532)	(17,532)
Issuance of non-vested stock, net of forfeitures	(2,885)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	2,775	—	2,775
BALANCE, October 29, 2022	50,091,866	$501	$175,821	$259,285	$435,607

BALANCE, January 30, 2022	49,728,651	$497	$167,328	$145,099	$312,924
Net income	—	—	—	166,784	166,784
Dividends paid on common stock, ($1.05 per share)	—	—	—	(52,598)	(52,598)
Issuance of non-vested stock, net of forfeitures	363,215	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	8,497	—	8,497
BALANCE, October 29, 2022	50,091,866	$501	$175,821	$259,285	$435,607

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,338	$166,784
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	14,854	13,590
Amortization of non-vested stock grants, net of forfeitures	10,336	8,497
Deferred income taxes	(2,481)	(2,039)
Other	677	367
Changes in operating assets and liabilities:
Receivables	(910)	(726)
Inventory	(27,155)	(50,240)
Prepaid expenses and other assets	1,274	(2,242)
Accounts payable	19,272	13,378
Accrued employee compensation	(20,706)	(17,872)
Accrued store operating expenses	6,988	11,037
Gift certificates redeemable	(4,472)	(4,688)
Income taxes payable	3,753	(4,790)
Other assets and liabilities	3,572	4,039

Net cash flows from operating activities	145,340	135,095

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,984)	(22,366)
Change in other assets	3	—
Purchases of investments	(32,104)	(29,316)
Proceeds from sales/maturities of investments	27,295	17,395

Net cash flows from investing activities	(32,790)	(34,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(52,970)	(52,598)

Net cash flows from financing activities	(52,970)	(52,598)

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,580	48,210

CASH AND CASH EQUIVALENTS, Beginning of period	252,077	253,970

CASH AND CASH EQUIVALENTS, End of period	$311,657	$302,180

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2023 AND OCTOBER 29, 2022
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious young men and women. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 443 stores located in 42 states throughout the United States as of October 28, 2023 and 441 stores in 42 states as of October 29, 2022. During the thirty-nine week period ended October 28, 2023, the Company opened 5 new stores, substantially remodeled 14 stores, and closed 3 stores, which includes 3 new stores, 4 substantially remodeled stores, and no closed stores for the third quarter. During the thirty-nine week period ended October 29, 2022, the Company opened 3 new stores, substantially remodeled 16 stores, and closed 2 stores, which includes 1 new store, 3 substantially remodeled stores, and 1 closed store for the third quarter.

For the thirteen week periods ended October 28, 2023 and October 29, 2022, online revenues accounted for 15.2% and 16.5%, respectively, of the Company's net sales. For the thirty-nine week periods ended October 28, 2023 and October 29, 2022, online revenues accounted for 16.0% and 16.5%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Merchandise Group	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

Denims	43.7%	42.6%	39.5%	38.3%
Tops (including sweaters)	30.2	30.5	29.2	29.6
Accessories	9.8	9.5	10.7	9.8
Sportswear/Fashions	2.4	2.0	7.6	7.5
Footwear	5.8	7.6	7.1	9.3
Outerwear	2.3	2.7	1.3	1.3
Casual bottoms	1.4	1.2	1.2	1.0
Youth	4.4	3.9	3.4	3.2
Total	100.0%	100.0%	100.0%	100.0%

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

	Thirteen Weeks Ended			Thirteen Weeks Ended
	October 28, 2023			October 29, 2022
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$51,762	49,513	$1.05	$61,386	49,214	$1.25
Effect of Dilutive Securities:
Non-vested shares	—	424	(0.01)	—	390	(0.01)
Diluted EPS	$51,762	49,937	$1.04	$61,386	49,604	$1.24

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	October 28, 2023			October 29, 2022
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$140,338	49,513	$2.83	$166,784	49,214	$3.39
Effect of Dilutive Securities:
Non-vested shares	—	378	(0.02)	—	342	(0.02)
Diluted EPS	$140,338	49,891	$2.81	$166,784	49,556	$3.37
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of October 28, 2023:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,446	$1	$(43)	$—	$23,404

Trading Securities:
Mutual funds	$23,231	$—	$(723)	$—	$22,508

The following is a summary of investments as of January 28, 2023:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$20,997	$10	$(15)	$—	$20,992

Trading Securities:
Mutual funds	$20,871	$—	$(247)	$—	$20,624

The amortized cost and fair value of debt securities by contractual maturity as of October 28, 2023 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$23,446	$23,404
1 - 5 years	—	—
Total	$23,446	$23,404

As of October 28, 2023 and January 28, 2023, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of October 28, 2023 and January 28, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
October 28, 2023	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$22,508	$—	$—	$22,508

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 28, 2023	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$20,624	$—	$—	$20,624

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of October 28, 2023, the fair value of held-to-maturity securities was $23,404 compared to the carrying amount of $23,446. As of January 28, 2023, the fair value of held-to-maturity securities was $20,992 compared to the carrying amount of $20,997.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

Operating lease cost	$24,846	$23,649	$73,644	$70,287
Variable lease cost (a)	4,528	5,288	14,796	16,249
Total lease cost	$29,374	$28,937	$88,440	$86,536
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,786	$24,580	$76,285	$73,011

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$33,131	$29,335	$68,394	$56,592

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of October 28, 2023, the weighted-average remaining lease term was 5.3 years and the weighted-average discount rate was 5.3%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of October 28, 2023:

Fiscal Year	Operating Leases (a)
2023 (remaining)	$25,969
2024	87,633
2025	63,043
2026	48,402
2027	32,314
Thereafter	76,793
Total lease payments	334,154
Less: Imputed interest	46,753
Total operating lease liability	$287,401
(a)     Operating lease payments exclude $55,895 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended October 28, 2023 and October 29, 2022 of $787 and ($700), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $1,667 and $2,454 as of October 28, 2023 and January 28, 2023, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended October 28, 2023 and October 29, 2022 of $44,268 and $60,951, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and a restricted stock plan that allows for the granting of non-vested shares of common stock to non-employee directors. As of October 28, 2023, 3,042,561 shares were available for grant under the Company’s various restricted stock plans, of which 3,000,000 shares were available for grant to executive officers. The 3,000,000 shares available for grant to employees and executive officers represents the entirety of the shares authorized for issuance under the Company's 2023 Employee Restricted Stock Plan, which was approved by stockholders at the Company's 2023 annual meeting to replace the Company's 2005 Restricted Stock Plan, as the Company has not yet granted any shares under the new plan.

Compensation expense was recognized during fiscal 2023 and fiscal 2022 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022

Stock-based compensation expense, before tax	$3,376	$2,775	$10,336	$8,497

Stock-based compensation expense, after tax	$2,549	$2,095	$7,804	$6,415

Non-vested shares of common stock granted during the thirty-nine week periods ended October 28, 2023 and October 29, 2022 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company’s 2008 Director Restricted Stock Plan. Shares granted under the 2005 Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2005 Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended October 28, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	657,494	$35.58
Granted	375,250	43.35
Forfeited	(22,480)	37.07
Vested	(77,643)	36.43
Non-Vested - end of quarter	932,621	$38.60

As of October 28, 2023, there was $15,191 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the thirty-nine week periods ended October 28, 2023 and October 29, 2022 was $2,892 and $2,810, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Thirty-Nine Weeks Ended		Percentage
	October 28, 2023	October 29, 2022	Increase/(Decrease)	October 28, 2023	October 29, 2022	Increase/(Decrease)

Net sales	100.0%	100.0%	(8.7)%	100.0%	100.0%	(6.9)%
Cost of sales (including buying, distribution, and occupancy costs)	51.5%	50.2%	(6.4)%	52.3%	50.9%	(4.3)%
Gross profit	48.5%	49.8%	(11.0)%	47.7%	49.1%	(9.5)%
Selling expenses	23.1%	22.3%	(5.3)%	23.3%	22.2%	(2.1)%
General and administrative expenses	4.3%	3.6%	9.1%	4.5%	3.8%	11.0%
Income from operations	21.1%	23.9%	(19.3)%	19.9%	23.1%	(20.0)%
Other income, net	1.5%	0.6%	138.5%	1.3%	0.3%	317.7%
Income before income taxes	22.6%	24.5%	(15.7)%	21.2%	23.4%	(15.9)%
Income tax expense	5.5%	6.0%	(15.7)%	5.2%	5.7%	(15.9)%
Net income	17.1%	18.5%	(15.7)%	16.0%	17.7%	(15.9)%

Net sales decreased from $332.3 million in the third quarter of fiscal 2022 to $303.5 million in the third quarter of fiscal 2023, an 8.7% decrease. Comparable store net sales for the thirteen week quarter ended October 28, 2023 decreased 9.2% from comparable store net sales for the prior year thirteen week period ended October 29, 2022. The reduction in total sales for the period was the result of an 8.9% decrease in the number of transactions and a 0.5% decrease in the average number of units sold per transaction, which were partially offset by a 0.6% increase in the average unit retail. Online sales for the quarter decreased 16.2% to $46.1 million for the thirteen week period ended October 28, 2023 compared to $55.0 million for the thirteen week period ended October 29, 2022.

Net sales decreased from $943.4 million for the first three quarters of fiscal 2022 to $878.7 million for the first three quarters of fiscal 2023, a 6.9% decrease. Comparable store net sales for the thirty-nine week period ended October 28, 2023 decreased 7.3% from comparable store net sales for the prior year thirty-nine week period ended October 29, 2022. The reduction in total sales for the year-to-date period was the result of a 7.5% decrease in the number of transactions, which was partially offset by a 0.7% increase in the average unit retail. The average number of units sold per transaction were even for both periods. Online sales for the year-to-date period decreased 9.4% to $141.0 million for the thirty-nine week period ended October 28, 2023 compared to $155.6 million for the thirty-nine week period ended October 29, 2022.

The Company's average retail price per piece of merchandise sold increased $0.31, or 0.6%, during the third quarter of fiscal 2023 compared to the third quarter of fiscal 2022. This $0.31 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.6% increase in average knit shirt price points ($0.30), a 1.2% increase in average denim price points ($0.25), an 8.7% increase in average footwear price points ($0.23), and an increase in average price points for certain other merchandise categories ($0.25); which were partially offset by a shift in the merchandise mix (-$0.72). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $0.31, or 0.7%, compared to the same period in fiscal 2022. This $0.31 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.5% increase in average denim price points ($0.45), a 7.2% increase in average accessory price points ($0.34), a 7.7% increase in average footwear price points ($0.24), a 1.9% increase in average knit shirt price points ($0.20), and an increase in average price points for certain other merchandise categories ($0.30); which were partially offset by a shift in the merchandise mix (-$1.22). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $147.2 million in the third quarter of fiscal 2023, compared to $165.4 million in the third quarter of fiscal 2022. As a percentage of net sales, gross profit was 48.5% in the third quarter of fiscal 2023, compared to 49.8% in the third quarter of fiscal 2022. The current quarter margin decline was the result of deleveraged buying, distribution, and occupancy expenses, as merchandise margins were flat.

Year-to-date, gross profit was $418.9 million for the thirty-nine week period ended October 28, 2023, compared to $462.9 million for the thirty-nine week period ended October 29, 2022. As a percentage of net sales, gross profit was 47.7% for the first three quarters of fiscal 2023, compared to 49.1% for the first three quarters of fiscal 2022. The year-to-date decline was due to 110 basis points of deleveraged buying, distribution, and occupancy expenses, along with a 30 basis point reduction in merchandise margins.

Selling, general, and administrative expenses were 27.4% of net sales for the third quarter of fiscal 2023, compared to 25.9% for the third quarter of fiscal 2022. The increase was the result of increases in store labor-related expenses (1.30%, as a percentage of net sales), general and administrative salary expense (0.30%, as a percentage of net sales), equity compensation expense (0.30%, as a percentage of net sales), and marketing spend (0.20%, as a percentage of net sales), which were partially offset by a reduction in expense related to incentive compensation accruals (0.50%, as a percentage of net sales) and reductions in certain other expense categories (0.10%, as a percentage of net sales).

For the 39-week year-to-date period, selling, general, and administrative expenses were 27.8% of net sales for fiscal 2023, compared to 26.0% for fiscal 2022. The increase was the result of increases in store labor-related expenses (1.30%, as a percentage of net sales), general and administrative salary expense (0.30%, as a percentage of net sales), equity compensation expense (0.30%, as a percentage of net sales), marketing spend (0.20%, as a percentage of net sales), and certain other expense categories (0.30%, as a percentage of net sales), which were partially offset by a reduction in expense related to incentive compensation accruals (0.60%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $64.1 million, or 21.1% of net sales, for the third quarter of fiscal 2023, compared to income from operations of $79.4 million, or 23.9% of net sales, for the third quarter of fiscal 2022. Income tax expense as a percentage of pre-tax income was 24.5% for the third quarter of both fiscal 2023 and fiscal 2022, bringing the Company's net income to $51.8 million in the third quarter of fiscal 2023 compared to $61.4 million in the third quarter of fiscal 2022.

Year-to-date, income from operations was $174.6 million for the thirty-nine week period ended October 28, 2023 compared to $218.2 million for the thirty-nine week period ended October 29, 2022. Income from operations was 19.9% of net sales for the first three quarters of fiscal 2023 compared to 23.1% of net sales for the first three quarters of fiscal 2022. Income tax expense as a percentage of pre-tax income was 24.5% for both the first three quarters of fiscal 2023 and the first three quarters of fiscal 2022, bringing year-to-date net income to $140.3 million for fiscal 2023 compared to $166.8 million for fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of October 28, 2023, the Company had working capital of $292.8 million, including $311.7 million of cash and cash equivalents and $23.4 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2023 and fiscal 2022, the Company's cash flow from operations was $145.3 million and $135.1 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The Company's growth in operating cash flow for the first three quarters of fiscal 2023 compared to the first three quarters of fiscal 2022 is primarily attributable to changes in inventory and accounts payable as the Company continued to manage and adjust to changing trends.

The uses of cash for both thirty-nine week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first three quarters of fiscal 2023 and 2022, the Company invested $27.0 million and $22.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.0 million and $0.4 million in the first three quarters of fiscal 2023 and 2022, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2023, the Company anticipates completing 4 new stores and an additional 5 full remodels. Management estimates that total capital expenditures during fiscal 2023 will be approximately $30.0 to $35.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of October 28, 2023, had total cash and investments of $357.6 million, including $22.5 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first three quarters of fiscal 2023 or 2022. The Company had no bank borrowings as of October 28, 2023 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended October 28, 2023 have not changed materially from those utilized for the fiscal year ended January 28, 2023, included in The Buckle Inc.’s 2022 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $12.3 million and $16.8 million as of October 28, 2023 and January 28, 2023, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of “accrued store operating expenses” on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.6 million as of October 28, 2023 and $3.0 million as of January 28, 2023.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of October 28, 2023 and January 28, 2023, $10.3 million and $10.1 million was included in "accrued store operating expenses" as a liability for estimated future rewards.

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

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $9.5 million as of October 28, 2023 and $6.3 million as of January 28, 2023.

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

The following table identifies the material obligations and commitments as of October 28, 2023:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2023 (remaining)	2024-2025	2026-2027	Thereafter

Purchase obligations	$13,579	$6,995	$5,874	$710	$—
Deferred compensation	22,508	—	—	—	22,508
Operating lease payments (a)	334,154	25,969	150,676	80,716	76,793
Total contractual obligations	$370,241	$32,964	$156,550	$81,426	$99,301
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2023 or the first three quarters of fiscal 2022. The Company had outstanding letters of credit totaling $2.9 million and $3.3 million as of October 28, 2023 and January 28, 2023, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended October 28, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

July 30, 2023 to Aug 26, 2023	-	-	-	410,655
Aug 27, 2023 to Sept 30, 2023	-	-	-	410,655
Oct 1, 2023 to Oct 28, 2023	-	-	-	410,655
	-	-	-

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	December 7, 2023	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	December 7, 2023	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101