Form 10-Q
period 2024-08-03
BUCKLE INC
filed 2024-09-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 6, 2024, was 50,773,796.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	August 3, 2024	February 3, 2024

CURRENT ASSETS:
Cash and cash equivalents	$287,266	$268,213
Short-term investments	21,856	22,210
Receivables	7,698	8,697
Inventory	131,418	126,290
Prepaid expenses and other assets	20,962	18,846
Total current assets	469,200	444,256

PROPERTY AND EQUIPMENT	500,236	489,037
Less accumulated depreciation and amortization	(360,903)	(360,200)
	139,333	128,837

OPERATING LEASE RIGHT-OF-USE ASSETS	292,194	280,813
LONG-TERM INVESTMENTS	26,984	24,993
OTHER ASSETS	12,560	10,911

Total assets	$940,271	$889,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$62,820	$45,958
Accrued employee compensation	24,478	49,827
Accrued store operating expenses	26,124	19,067
Gift certificates redeemable	13,214	16,667
Current portion of operating lease liabilities	79,583	85,265
Income taxes payable	—	4,672
Total current liabilities	206,219	221,456

DEFERRED COMPENSATION	26,984	24,993
NON-CURRENT OPERATING LEASE LIABILITIES	248,424	230,141
Total liabilities	481,627	476,590

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,773,796 and 50,445,186 shares issued and outstanding at August 3, 2024 and February 3, 2024 respectively	508	504
Additional paid-in capital	199,551	192,686
Retained earnings	258,585	220,030
Total stockholders’ equity	458,644	413,220

Total liabilities and stockholders’ equity	$940,271	$889,810

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

SALES, Net of returns and allowances	$282,392	$292,428	$544,872	$575,262

COST OF SALES (Including buying, distribution, and occupancy costs)	149,858	154,016	291,641	303,593

Gross profit	132,534	138,412	253,231	271,669

OPERATING EXPENSES:
Selling	70,742	68,737	134,468	134,839
General and administrative	13,532	12,914	28,107	26,339
	84,274	81,651	162,575	161,178

INCOME FROM OPERATIONS	48,260	56,761	90,656	110,491

OTHER INCOME, Net	3,733	3,693	7,487	6,832

INCOME BEFORE INCOME TAXES	51,993	60,454	98,143	117,323

INCOME TAX EXPENSE	12,738	14,814	24,045	28,747

NET INCOME	$39,255	$45,640	$74,098	$88,576

EARNINGS PER SHARE:
Basic	$0.79	$0.92	$1.49	$1.79

Diluted	$0.78	$0.92	$1.48	$1.78

Basic weighted average shares	49,854	49,513	49,854	49,513
Diluted weighted average shares	50,221	49,875	50,197	49,868

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2024

BALANCE, May 5, 2024	50,778,536	$508	$196,208	$237,099	$433,815
Net income	—	—	—	39,255	39,255
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,769)	(17,769)
Issuance of non-vested stock, net of forfeitures	(4,740)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,343	—	3,343
BALANCE, August 3, 2024	50,773,796	$508	$199,551	$258,585	$458,644

BALANCE, February 04, 2024	50,445,186	$504	$192,686	$220,030	$413,220
Net income	—	—	—	74,098	74,098
Dividends paid on common stock, ($0.70 per share)	—	—	—	(35,543)	(35,543)
Issuance of non-vested stock, net of forfeitures	328,610	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,869	—	6,869
BALANCE, August 3, 2024	50,773,796	$508	$199,551	$258,585	$458,644

FISCAL 2023

BALANCE, April 30, 2023	50,456,196	$505	$182,544	$222,125	$405,174
Net income	—	—	—	45,640	45,640
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,654)	(17,654)
Issuance of non-vested stock, net of forfeitures	(10,270)	(1)	1	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,376	—	3,376
BALANCE, July 29, 2023	50,445,926	$504	$185,921	$250,111	$436,536

BALANCE, January 29, 2023	50,092,616	$501	$178,964	$196,849	$376,314
Net income	—	—	—	88,576	88,576
Dividends paid on common stock, ($0.70 per share)	—	—	—	(35,314)	(35,314)
Issuance of non-vested stock, net of forfeitures	353,310	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,960	—	6,960
BALANCE, July 29, 2023	50,445,926	$504	$185,921	$250,111	$436,536

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,098	$88,576
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,089	9,910
Amortization of non-vested stock grants, net of forfeitures	6,869	6,960
Deferred income taxes	(1,649)	(1,670)
Other	613	482
Changes in operating assets and liabilities:
Receivables	1,163	751
Inventory	(5,128)	(10,940)
Prepaid expenses and other assets	(2,116)	2,299
Accounts payable	16,966	10,044
Accrued employee compensation	(25,349)	(33,133)
Accrued store operating expenses	7,036	7,186
Gift certificates redeemable	(3,453)	(3,817)
Income taxes payable	(4,836)	2,222
Other assets and liabilities	2,185	2,628

Net cash flows from operating activities	77,488	81,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(22,302)	(17,868)
Purchases of investments	(22,651)	(25,270)
Proceeds from sales/maturities of investments	22,061	20,460

Net cash flows from investing activities	(22,892)	(22,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(35,543)	(35,314)

Net cash flows from financing activities	(35,543)	(35,314)

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,053	23,506

CASH AND CASH EQUIVALENTS, Beginning of period	268,213	252,077

CASH AND CASH EQUIVALENTS, End of period	$287,266	$275,583

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2024 AND JULY 29, 2023
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious men, women, and kids. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 440 stores located in 42 states throughout the United States as of August 3, 2024 and 440 stores in 42 states as of July 29, 2023. During the twenty-six week period ended August 3, 2024, the Company opened 2 new stores, substantially remodeled 12 stores, and closed 6 stores, which includes 2 new stores, 7 substantially remodeled stores, and 2 closed stores for the second quarter. During the twenty-six week period ended July 29, 2023, the Company opened 2 new stores, substantially remodeled 10 stores, and closed 3 stores, which includes no new stores, 6 substantially remodeled stores, and no closed stores for the second quarter.

For the thirteen week periods ended August 3, 2024 and July 29, 2023, online revenues accounted for 13.1% and 14.9% respectively, of the Company's net sales. For the twenty-six week periods ended August 3, 2024 and July 29, 2023, online revenues accounted for 14.9% and 16.5%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Merchandise Group	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

Denims	35.3%	33.0%	39.1%	37.3%
Tops (including sweaters)	29.9	30.1	28.6	28.6
Accessories	11.7	11.7	11.3	11.2
Sportswear/Fashions	12.2	12.8	10.2	10.3
Footwear	5.5	7.5	5.7	7.8
Casual bottoms	1.1	1.1	1.3	1.2
Outerwear	0.3	0.4	0.5	0.7
Youth	4.0	3.4	3.3	2.9
Total	100.0%	100.0%	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 3, 2024			July 29, 2023
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$39,255	49,854	$0.79	$45,640	49,513	$0.92
Effect of Dilutive Securities:
Non-vested shares	—	367	(0.01)	—	362	—
Diluted EPS	$39,255	50,221	$0.78	$45,640	49,875	$0.92

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 3, 2024			July 29, 2023
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$74,098	49,854	$1.49	$88,576	49,513	$1.79
Effect of Dilutive Securities:
Non-vested shares	—	343	(0.01)	—	355	(0.01)
Diluted EPS	$74,098	50,197	$1.48	$88,576	49,868	$1.78
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of August 3, 2024:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$21,856	$31	$—	$—	$21,887

Trading Securities:
Mutual funds	$25,076	$1,908	$—	$—	$26,984

The following is a summary of investments as of February 3, 2024:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$22,210	$23	$(11)	$—	$22,222

Trading Securities:
Mutual funds	$24,132	$861	$—	$—	$24,993

The amortized cost and fair value of debt securities by contractual maturity as of August 3, 2024 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$21,856	$21,887
1 - 5 years	—	—
Total	$21,856	$21,887

As of August 3, 2024 and February 3, 2024, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of August 3, 2024 and February 3, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
August 3, 2024	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$26,984	$—	$—	$26,984

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 3, 2024	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$24,993	$—	$—	$24,993

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of August 3, 2024, the fair value of held-to-maturity securities was $21,887 compared to the carrying amount of $21,856. As of February 3, 2024, the fair value of held-to-maturity securities was $22,222 compared to the carrying amount of $22,210.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

Operating lease cost	$25,490	$24,473	$50,661	$48,798
Variable lease cost (a)	4,231	3,871	10,283	10,268
Total lease cost	$29,721	$28,344	$60,944	$59,066
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,141	$25,285	$52,108	$50,499

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$32,729	$9,480	$75,466	$35,263

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of August 3, 2024, the weighted-average remaining lease term was 5.9 years and the weighted-average discount rate was 5.9%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of August 3, 2024:

Fiscal Year	Operating Leases (a)
2024 (remaining)	$53,367
2025	85,651
2026	67,530
2027	45,287
2028	31,977
Thereafter	111,380
Total lease payments	395,192
Less: Imputed interest	67,185
Total operating lease liability	$328,007
(a)     Operating lease payments exclude $31,813 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended August 3, 2024 and July 29, 2023 of $104 and $618, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $3,381 and $3,485 as of August 3, 2024 and February 3, 2024, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended August 3, 2024 and July 29, 2023 of $30,530 and $28,196, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of August 3, 2024, 2,958,800 shares were available for grant under the Company’s various restricted stock plans, of which 2,658,800 shares were available for grant to executive officers. Included in the total shares available for grant are 300,000 shares available for grant to non-employee directors under the Company's 2024 Director Restricted Stock Plan. This plan was approved by stockholders at the Company's 2024 annual meeting to replace the Company's 2008 Director Restricted Stock Plan. The Company has not yet granted any shares under the new plan.

Compensation expense was recognized during fiscal 2024 and fiscal 2023 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023

Stock-based compensation expense, before tax	$3,343	$3,376	$6,869	$6,960

Stock-based compensation expense, after tax	$2,524	$2,549	$5,186	$5,255

Non-vested shares of common stock granted during the twenty-six week period ended August 3, 2024 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. Non-vested shares of common stock granted during the twenty-six week period ended July 29, 2023 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. The 2023 Employee Restricted Stock Plan was approved by stockholders at the Company's 2023 annual meeting to replace the 2005 Restricted Stock Plan. Shares granted under the 2023 Employee Restricted Stock Plan and 2005 Restricted Stock Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under both plans, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended August 3, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	654,256	$40.60
Granted	366,250	37.98
Forfeited	(37,640)	40.20
Vested	(63,047)	42.92
Non-Vested - end of quarter	919,819	$39.41

As of August 3, 2024, there was $17,914 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the twenty-six week periods ended August 3, 2024 and July 29, 2023 was $2,399 and $2,892, respectively.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Twenty-Six Weeks Ended		Percentage
	August 3, 2024	July 29, 2023	Increase/(Decrease)	August 3, 2024	July 29, 2023	Increase/(Decrease)

Net sales	100.0%	100.0%	(3.4)%	100.0%	100.0%	(5.3)%
Cost of sales (including buying, distribution, and occupancy costs)	53.1%	52.7%	(2.7)%	53.5%	52.8%	(3.9)%
Gross profit	46.9%	47.3%	(4.2)%	46.5%	47.2%	(6.8)%
Selling expenses	25.0%	23.5%	2.9%	24.7%	23.4%	(0.3)%
General and administrative expenses	4.8%	4.4%	4.8%	5.2%	4.6%	6.7%
Income from operations	17.1%	19.4%	(15.0)%	16.6%	19.2%	(18.0)%
Other income, net	1.3%	1.3%	1.1%	1.4%	1.2%	9.6%
Income before income taxes	18.4%	20.7%	(14.0)%	18.0%	20.4%	(16.3)%
Income tax expense	4.5%	5.1%	(14.0)%	4.4%	5.0%	(16.3)%
Net income	13.9%	15.6%	(14.0)%	13.6%	15.4%	(16.3)%

Net sales decreased from $292.4 million in the second quarter of fiscal 2023 to $282.4 million in the second quarter of fiscal 2024, a 3.4% decrease. Comparable store net sales for the thirteen week quarter ended August 3, 2024 decreased 6.6% from comparable store net sales for the prior year thirteen week period ended August 5, 2023. Due to the 53rd week in fiscal 2023, comparable store net sales for the quarter are compared to the 13-week period ended August 5, 2023. The reduction in total sales for the period was the result of a 4.0% decrease in the number of transactions and a 1.5% decrease in the average number of units sold per transaction, which were partially offset by a 2.2% increase in the average unit retail. Online sales for the quarter decreased 15.2% to $37.0 million for the thirteen week period ended August 3, 2024 compared to $43.6 million for the thirteen week period ended July 29, 2023.

Net sales decreased from $575.3 million for the first two quarters of fiscal 2023 to $544.9 million for the first two quarters of fiscal 2024, a 5.3% decrease. Comparable store net sales for the twenty-six week period ended August 3, 2024 decreased 7.7% from comparable store net sales for the prior year twenty-six week period ended August 5, 2023. Due to the 53rd week in fiscal 2023, comparable store net sales for the year-to-date period are compared to the 26-week period ended August 5, 2023. The reduction in total sales for the year-to-date period was the result of a 5.9% decrease in the number of transactions and a 3.4% decrease in the average number of units sold per transaction, which were partially offset by a 3.9% increase in the average unit retail. Online sales for the year-to-date period decreased 14.2% to $81.4 million for the twenty-six week period ended August 3, 2024 compared to $94.9 million for the twenty-six week period ended July 29, 2023.

The Company's average retail price per piece of merchandise sold increased $1.00, or 2.2%, during the second quarter of fiscal 2024 compared to the second quarter of fiscal 2023. This $1.00 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.5% increase in average woven shirt price points ($0.12), a 4.9% increase in average footwear price points ($0.12), a 0.9% increase in average knit shirt price points ($0.10), a 0.6% increase in average denim price points ($0.09), an increase in average price points for certain other merchandise categories ($0.14), and a shift in the merchandise mix ($0.43). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $1.82, or 3.9%, compared to the same period in fiscal 2023. This $1.82 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 5.7% increase in average footwear price points ($0.15), a 1.2% increase in average knit shirt price points ($0.13), a 0.6% increase in average denim price points ($0.12), a 4.0% increase in average woven shirt price points ($0.10), an increase in average price points for certain other merchandise categories ($0.23), and a shift in the merchandise mix ($1.09). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $132.5 million in the second quarter of fiscal 2024, compared to $138.4 million in the second quarter of fiscal 2023. As a percentage of net sales, gross profit was 46.9% in the second quarter of fiscal 2024, compared to 47.3% in the second quarter of fiscal 2023. The current quarter margin decline was the result of increases in buying, distribution, and occupancy expenses (1.10%, as a percentage of net sales) which were partially offset by an improvement in merchandise margins (0.70%, as a percentage of net sales).

Year-to-date, gross profit was $253.2 million for the twenty-six week period ended August 3, 2024, compared to $271.7 million for the twenty-six week period ended July 29, 2023. As a percentage of net sales, gross profit was 46.5% for the first two quarters of fiscal 2024, compared to 47.2% for the first two quarters of fiscal 2023. The year-to-date margin decline was the result of increases in buying, distribution and occupancy expenses (1.30%, as a percentage of net sales) which were partially offset by an improvement in merchandise margins (0.60%, as a percentage of net sales).

Selling, general, and administrative expenses were 29.8% of net sales for the second quarter of fiscal 2024, compared to 27.9% for the second quarter of fiscal 2023. The increase was the result of increases in store labor-related expenses (1.25%, as a percentage of net sales), digital commerce investments (0.65%, as a percentage of net sales), general and administrative salary expense (0.25%, as a percentage of net sales), marketing spend (0.25%, as a percentage of net sales), and other selling, general and administrative expense categories (0.35%, as a percentage of net sales). These increases were partially offset by a reduction in expense related to incentive compensation accruals (0.60%, as a percentage of net sales) and a reduction in e-Commerce shipping expense (0.25%, as a percentage of net sales).

For the 26-week year-to-date period, selling, general, and administrative expenses were 29.9% of net sales for fiscal 2024, compared to 28.0% for fiscal 2023. The increase was the result of increases in store labor-related expenses (1.15%, as a percentage of net sales), digital commerce investments (0.35%, as a percentage of net sales), general and administrative salary expense (0.30%, as a percentage of net sales), marketing spend (0.25%, as a percentage of net sales), and other selling, general and administrative expense categories (0.60%, as a percentage of net sales). These increases were partially offset by a reduction in expense related to incentive compensation accruals (0.50%, as a percentage of net sales) and a reduction in e-Commerce shipping expense (0.25%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $48.3 million, or 17.1% of net sales, for the second quarter of fiscal 2024, compared to income from operations of $56.8 million, or 19.4% of net sales, for the second quarter of fiscal 2023. Income tax expense as a percentage of pre-tax income was 24.5% for the second quarter of both fiscal 2024 and fiscal 2023, bringing the Company's net income to $39.3 million in the second quarter of fiscal 2024 compared to $45.6 million in the second quarter of fiscal 2023.

Year-to-date, income from operations was $90.7 million for the twenty-six week period ended August 3, 2024 compared to $110.5 million for the twenty-six week period ended July 29, 2023. Income from operations was 16.6% of net sales for the first two quarters of fiscal 2024 compared to 19.2% of net sales for the first two quarters of fiscal 2023. Income tax expense as a percentage of pre-tax income was 24.5% for both the first two quarters of fiscal 2024 and the first two quarters of fiscal 2023, bringing year-to-date net income to $74.1 million for fiscal 2024 compared to $88.6 million for fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of August 3, 2024, the Company had working capital of $263.0 million, including $287.3 million of cash and cash equivalents and $21.9 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2024 and fiscal 2023, the Company's cash flow from operations was $77.5 million and $81.5 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The Company's reduction in operating cash flow for the first two quarters of fiscal 2024 compared to the first two quarters of fiscal 2023 is primarily attributable to the reduction in net income, partially offset by the impact of changes in inventory and accounts payable as the Company continued to manage and adjust to changing trends.

The uses of cash for both twenty-six week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first two quarters of fiscal 2024 and 2023, the Company invested $21.8 million and $17.2 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.5 million and $0.7 million in the first two quarters of fiscal 2024 and 2023, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2024, the Company anticipates completing 5 new stores and an additional 6 full store remodels. Management estimates that total capital expenditures during fiscal 2024 will be approximately $34.0 to $38.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of August 3, 2024, had total cash and investments of $336.1 million, including $27.0 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first two quarters of fiscal 2024 or 2023. The Company had no bank borrowings as of August 3, 2024 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended August 3, 2024 have not changed materially from those utilized for the fiscal year ended February 3, 2024, included in The Buckle Inc.’s 2023 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $13.2 million and $16.7 million as of August 3, 2024 and February 3, 2024, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $4.0 million as of August 3, 2024 and $2.6 million as of February 3, 2024.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of August 3, 2024 and February 3, 2024, $9.8 million and $10.4 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $10.7 million as of August 3, 2024 and $9.1 million as of February 3, 2024.

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

The following table identifies the material obligations and commitments as of August 3, 2024:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2024 (remaining)	2025-2026	2027-2028	Thereafter

Purchase obligations	$17,747	$13,112	$4,210	$409	$16
Deferred compensation	26,984	—	—	—	26,984
Operating lease payments (a)	395,192	53,367	153,181	77,264	111,380
Total contractual obligations	$439,923	$66,479	$157,391	$77,673	$138,380
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first two quarters of fiscal 2024 or the first two quarters of fiscal 2023. The Company had outstanding letters of credit totaling $4.1 million and $3.2 million as of August 3, 2024 and February 3, 2024, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended August 3, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 5, 2024 to June 1, 2024	-	-	-	410,655
June 2, 2024 to July 6, 2024	-	-	-	410,655
July 7, 2024 to Aug 3, 2024	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:

During the fiscal quarter ended August 3, 2024, none of the Company's directors or executive officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	September 12, 2024	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	September 12, 2024	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101