Form 10-Q
period 2024-11-02
BUCKLE INC
filed 2024-12-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2024
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of December 6, 2024, was 50,773,796.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	November 2, 2024	February 3, 2024

CURRENT ASSETS:
Cash and cash equivalents	$301,958	$268,213
Short-term investments	23,482	22,210
Receivables	7,901	8,697
Inventory	149,351	126,290
Prepaid expenses and other assets	22,236	18,846
Total current assets	504,928	444,256

PROPERTY AND EQUIPMENT	508,273	489,037
Less accumulated depreciation and amortization	(365,241)	(360,200)
	143,032	128,837

OPERATING LEASE RIGHT-OF-USE ASSETS	287,687	280,813
LONG-TERM INVESTMENTS	27,261	24,993
OTHER ASSETS	13,362	10,911

Total assets	$976,270	$889,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$67,701	$45,958
Accrued employee compensation	27,095	49,827
Accrued store operating expenses	25,921	19,067
Gift certificates redeemable	12,571	16,667
Current portion of operating lease liabilities	76,963	85,265
Income taxes payable	2,519	4,672
Total current liabilities	212,770	221,456

DEFERRED COMPENSATION	27,261	24,993
NON-CURRENT OPERATING LEASE LIABILITIES	247,850	230,141
Total liabilities	487,881	476,590

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,773,796 and 50,445,186 shares issued and outstanding at November 2, 2024 and February 3, 2024 respectively	508	504
Additional paid-in capital	202,895	192,686
Retained earnings	284,986	220,030
Total stockholders’ equity	488,389	413,220

Total liabilities and stockholders’ equity	$976,270	$889,810

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

SALES, Net of returns and allowances	$293,618	$303,457	$838,490	$878,719

COST OF SALES (Including buying, distribution, and occupancy costs)	153,547	156,242	445,188	459,835

Gross profit	140,071	147,215	393,302	418,884

OPERATING EXPENSES:
Selling	71,986	70,242	206,454	205,081
General and administrative	13,602	12,908	41,709	39,247
	85,588	83,150	248,163	244,328

INCOME FROM OPERATIONS	54,483	64,065	145,139	174,556

OTHER INCOME, Net	4,023	4,490	11,510	11,322

INCOME BEFORE INCOME TAXES	58,506	68,555	156,649	185,878

INCOME TAX EXPENSE	14,334	16,793	38,379	45,540

NET INCOME	$44,172	$51,762	$118,270	$140,338

EARNINGS PER SHARE:
Basic	$0.89	$1.05	$2.37	$2.83

Diluted	$0.88	$1.04	$2.35	$2.81

Basic weighted average shares	49,854	49,513	49,854	49,513
Diluted weighted average shares	50,297	49,937	50,230	49,891

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2024

BALANCE, August 4, 2024	50,773,796	$508	$199,551	$258,585	$458,644
Net income	—	—	—	44,172	44,172
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,771)	(17,771)
Issuance of non-vested stock, net of forfeitures	—	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,344	—	3,344
BALANCE, November 2, 2024	50,773,796	$508	$202,895	$284,986	$488,389

BALANCE, February 04, 2024	50,445,186	$504	$192,686	$220,030	$413,220
Net income	—	—	—	118,270	118,270
Dividends paid on common stock, ($1.05 per share)	—	—	—	(53,314)	(53,314)
Issuance of non-vested stock, net of forfeitures	328,610	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	10,213	—	10,213
BALANCE, November 2, 2024	50,773,796	$508	$202,895	$284,986	$488,389

FISCAL 2023

BALANCE, July 30, 2023	50,445,926	$504	$185,921	$250,111	$436,536
Net income	—	—	—	51,762	51,762
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,656)	(17,656)
Issuance of non-vested stock, net of forfeitures	(540)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,376	—	3,376
BALANCE, October 28, 2023	50,445,386	$504	$189,297	$284,217	$474,018

BALANCE, January 29, 2023	50,092,616	$501	$178,964	$196,849	$376,314
Net income	—	—	—	140,338	140,338
Dividends paid on common stock, ($1.05 per share)	—	—	—	(52,970)	(52,970)
Issuance of non-vested stock, net of forfeitures	352,770	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	10,336	—	10,336
BALANCE, October 28, 2023	50,445,386	$504	$189,297	$284,217	$474,018

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$118,270	$140,338
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,599	14,854
Amortization of non-vested stock grants, net of forfeitures	10,213	10,336
Deferred income taxes	(2,451)	(2,481)
Other	633	677
Changes in operating assets and liabilities:
Receivables	448	(910)
Inventory	(23,061)	(27,155)
Prepaid expenses and other assets	(3,390)	1,274
Accounts payable	22,770	19,272
Accrued employee compensation	(22,732)	(20,706)
Accrued store operating expenses	6,836	6,988
Gift certificates redeemable	(4,096)	(4,472)
Income taxes payable	(1,805)	3,753
Other assets and liabilities	3,008	3,572

Net cash flows from operating activities	121,242	145,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(32,454)	(27,984)
Change in other assets	—	3
Purchases of investments	(30,191)	(32,104)
Proceeds from sales/maturities of investments	28,462	27,295

Net cash flows from investing activities	(34,183)	(32,790)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(53,314)	(52,970)

Net cash flows from financing activities	(53,314)	(52,970)

NET INCREASE IN CASH AND CASH EQUIVALENTS	33,745	59,580

CASH AND CASH EQUIVALENTS, Beginning of period	268,213	252,077

CASH AND CASH EQUIVALENTS, End of period	$301,958	$311,657

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2024 AND OCTOBER 28, 2023
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious men, women, and kids. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company had 445 stores located in 42 states throughout the United States as of November 2, 2024 and 443 stores in 42 states as of October 28, 2023. During the thirty-nine week period ended November 2, 2024, the Company opened 7 new stores, substantially remodeled 13 stores, and closed 6 stores, which includes 5 new stores, 1 substantially remodeled store, and no closed stores for the third quarter. During the thirty-nine week period ended October 28, 2023, the Company opened 5 new stores, substantially remodeled 14 stores, and closed 3 stores, which includes 3 new stores, 4 substantially remodeled stores, and no closed stores for the third quarter.

For the thirteen week periods ended November 2, 2024 and October 28, 2023, online revenues accounted for 15.9% and 15.2% respectively, of the Company's net sales. For the thirty-nine week periods ended November 2, 2024 and October 28, 2023, online revenues accounted for 15.3% and 16.0%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Merchandise Group	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

Denims	45.8%	43.7%	41.4%	39.5%
Tops (including sweaters)	29.6	30.2	29.0	29.2
Accessories	10.1	9.8	10.9	10.7
Sportswear/Fashions	1.8	2.4	7.2	7.6
Footwear	4.9	5.8	5.4	7.1
Casual bottoms	1.6	1.4	1.4	1.2
Outerwear	2.2	2.3	1.1	1.3
Youth	4.0	4.4	3.6	3.4
Total	100.0%	100.0%	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	November 2, 2024			October 28, 2023
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$44,172	49,854	$0.89	$51,762	49,513	$1.05
Effect of Dilutive Securities:
Non-vested shares	—	443	(0.01)	—	424	(0.01)
Diluted EPS	$44,172	50,297	$0.88	$51,762	49,937	$1.04

	Thirty-Nine Weeks Ended			Thirty-Nine Weeks Ended
	November 2, 2024			October 28, 2023
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$118,270	49,854	$2.37	$140,338	49,513	$2.83
Effect of Dilutive Securities:
Non-vested shares	—	376	(0.02)	—	378	(0.02)
Diluted EPS	$118,270	50,230	$2.35	$140,338	49,891	$2.81
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of November 2, 2024:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,482	$8	$(11)	$—	$23,479

Trading Securities:
Mutual funds	$24,589	$2,672	$—	$—	$27,261

The following is a summary of investments as of February 3, 2024:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$22,210	$23	$(11)	$—	$22,222

Trading Securities:
Mutual funds	$24,132	$861	$—	$—	$24,993

The amortized cost and fair value of debt securities by contractual maturity as of November 2, 2024 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$23,482	$23,479
1 - 5 years	—	—
Total	$23,482	$23,479

As of November 2, 2024 and February 3, 2024, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of November 2, 2024 and February 3, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
November 2, 2024	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$27,261	$—	$—	$27,261

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 3, 2024	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$24,993	$—	$—	$24,993

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of November 2, 2024, the fair value of held-to-maturity securities was $23,479 compared to the carrying amount of $23,482. As of February 3, 2024, the fair value of held-to-maturity securities was $22,222 compared to the carrying amount of $22,210.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

Operating lease cost	$25,642	$24,846	$76,303	$73,644
Variable lease cost (a)	4,277	4,528	14,560	14,796
Total lease cost	$29,919	$29,374	$90,863	$88,440
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,496	$25,786	$78,604	$76,285

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$28,486	$33,131	$103,952	$68,394

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of November 2, 2024, the weighted-average remaining lease term was 6.1 years and the weighted-average discount rate was 6.1%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of November 2, 2024:

Fiscal Year	Operating Leases (a)
2024 (remaining)	$26,924
2025	89,473
2026	71,153
2027	48,332
2028	34,622
Thereafter	123,706
Total lease payments	394,210
Less: Imputed interest	69,397
Total operating lease liability	$324,813
(a)     Operating lease payments exclude $38,896 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirty-nine week periods ended November 2, 2024 and October 28, 2023 of $1,027 and $787, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,458 and $3,485 as of November 2, 2024 and February 3, 2024, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirty-nine week periods ended November 2, 2024 and October 28, 2023 of $42,635 and $44,268, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of November 2, 2024, 2,958,800 shares were available for grant under the Company’s various restricted stock plans, of which 2,658,800 shares were available for grant to executive officers. Included in the total shares available for grant are 300,000 shares available for grant to non-employee directors under the Company's 2024 Director Restricted Stock Plan. This plan was approved by stockholders at the Company's 2024 annual meeting to replace the Company's 2008 Director Restricted Stock Plan. The Company has not yet granted any shares under the new plan.

Compensation expense was recognized during fiscal 2024 and fiscal 2023 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023

Stock-based compensation expense, before tax	$3,344	$3,376	$10,213	$10,336

Stock-based compensation expense, after tax	$2,525	$2,549	$7,711	$7,804

Non-vested shares of common stock granted during the thirty-nine week period ended November 2, 2024 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. Non-vested shares of common stock granted during the thirty-nine week period ended October 28, 2023 were granted pursuant to the Company’s 2005 Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. The 2023 Employee Restricted Stock Plan was approved by stockholders at the Company's 2023 annual meeting to replace the 2005 Restricted Stock Plan. Shares granted under the 2023 Employee Restricted Stock Plan and 2005 Restricted Stock Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under both plans, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirty-nine week period ended November 2, 2024 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	654,256	$40.60
Granted	366,250	37.98
Forfeited	(37,640)	40.20
Vested	(63,047)	42.92
Non-Vested - end of quarter	919,819	$39.41

As of November 2, 2024, there was $14,571 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during the thirty-nine week periods ended November 2, 2024 and October 28, 2023 was $2,399 and $2,892, respectively.

9.Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures around significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The ASU requires public entities to adopt this new guidance on a retrospective basis. The Company is currently evaluating the effect that the new ASU will have on its disclosures and expects to include updated segment expense disclosures in its fiscal 2024 Form 10-K.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of income taxes paid and the effective rate reconciliation. The ASU is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 effective for fiscal 2025.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact that this guidance will have on its disclosures.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Thirty-Nine Weeks Ended		Percentage
	November 2, 2024	October 28, 2023	Increase/(Decrease)	November 2, 2024	October 28, 2023	Increase/(Decrease)

Net sales	100.0%	100.0%	(3.2)%	100.0%	100.0%	(4.6)%
Cost of sales (including buying, distribution, and occupancy costs)	52.3%	51.5%	(1.7)%	53.1%	52.3%	(3.2)%
Gross profit	47.7%	48.5%	(4.9)%	46.9%	47.7%	(6.1)%
Selling expenses	24.5%	23.1%	2.5%	24.6%	23.3%	0.7%
General and administrative expenses	4.6%	4.3%	5.4%	5.0%	4.5%	6.3%
Income from operations	18.6%	21.1%	(15.0)%	17.3%	19.9%	(16.9)%
Other income, net	1.3%	1.5%	(10.4)%	1.4%	1.3%	1.7%
Income before income taxes	19.9%	22.6%	(14.7)%	18.7%	21.2%	(15.7)%
Income tax expense	4.9%	5.5%	(14.7)%	4.6%	5.2%	(15.7)%
Net income	15.0%	17.1%	(14.7)%	14.1%	16.0%	(15.7)%

Net sales decreased from $303.5 million in the third quarter of fiscal 2023 to $293.6 million in the third quarter of fiscal 2024, a 3.2% decrease. Comparable store net sales for the thirteen week quarter ended November 2, 2024 decreased 0.7% from comparable store net sales for the prior year thirteen week period ended November 4, 2023. Due to the 53rd week in fiscal 2023, comparable store net sales for the quarter are compared to the 13-week period ended November 4, 2023. The reduction in total sales for the period was the result of a 3.8% decrease in the number of transactions and a 0.8% decrease in the average number of units sold per transaction, which were partially offset by a 2.8% increase in the average unit retail. Online sales for the quarter increased 1.1% to $46.6 million for the thirteen week period ended November 2, 2024 compared to $46.1 million for the thirteen week period ended October 28, 2023.

Net sales decreased from $878.7 million for the first three quarters of fiscal 2023 to $838.5 million for the first three quarters of fiscal 2024, a 4.6% decrease. Comparable store net sales for the thirty-nine week period ended November 2, 2024 decreased 5.4% from comparable store net sales for the prior year thirty-nine week period ended November 4, 2023. Due to the 53rd week in fiscal 2023, comparable store net sales for the year-to-date period are compared to the 39-week period ended November 4, 2023. The reduction in total sales for the year-to-date period was the result of a 5.3% decrease in the number of transactions and a 2.6% decrease in the average number of units sold per transaction, which were partially offset by a 3.6% increase in the average unit retail. Online sales for the year-to-date period decreased 9.2% to $128.0 million for the thirty-nine week period ended November 2, 2024 compared to $141.0 million for the thirty-nine week period ended October 28, 2023.

The Company's average retail price per piece of merchandise sold increased $1.40, or 2.8%, during the third quarter of fiscal 2024 compared to the third quarter of fiscal 2023. This $1.40 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.0% increase in average knit shirt price points ($0.23), a 0.9% increase in average denim price points ($0.21), a 7.1% increase in average footwear price points ($0.17), an increase in average price points for certain other merchandise categories ($0.09), and a shift in the merchandise mix ($0.70). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $1.71, or 3.6%, compared to the same period in fiscal 2023. This $1.71 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 1.4% increase in average knit shirt price points ($0.16), a 6.5% increase in average footwear price points ($0.16), a 0.7% increase in average denim price points ($0.15), an increase in average price points for certain other merchandise categories ($0.26), and a shift in the merchandise mix ($0.98). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $140.1 million in the third quarter of fiscal 2024, compared to $147.2 million in the third quarter of fiscal 2023. As a percentage of net sales, gross profit was 47.7% in the third quarter of fiscal 2024, compared to 48.5% in the third quarter of fiscal 2023. The current quarter margin decline was the result of increases in buying, distribution, and occupancy expenses (1.35%, as a percentage of net sales) which were partially offset by an improvement in merchandise margins (0.55%, as a percentage of net sales).

Year-to-date, gross profit was $393.3 million for the thirty-nine week period ended November 2, 2024, compared to $418.9 million for the thirty-nine week period ended October 28, 2023. As a percentage of net sales, gross profit was 46.9% for the first three quarters of fiscal 2024, compared to 47.7% for the first three quarters of fiscal 2023. The year-to-date margin decline was the result of increases in buying, distribution and occupancy expenses (1.35%, as a percentage of net sales) which were partially offset by an improvement in merchandise margins (0.55%, as a percentage of net sales).

Selling, general, and administrative expenses were 29.1% of net sales for the third quarter of fiscal 2024, compared to 27.4% for the third quarter of fiscal 2023. The increase was the result of increases in store labor-related expenses (0.90%, as a percentage of net sales), digital commerce investments (0.35%, as a percentage of net sales), general and administrative salary expense (0.30%, as a percentage of net sales), and other selling, general and administrative expense categories (0.55%, as a percentage of net sales). These increases were partially offset by a reduction in expense related to incentive compensation accruals (0.40%, as a percentage of net sales).

For the 39-week year-to-date period, selling, general, and administrative expenses were 29.6% of net sales for fiscal 2024, compared to 27.8% for fiscal 2023. The increase was the result of increases in store labor-related expenses (1.05%, as a percentage of net sales), digital commerce investments (0.35%, as a percentage of net sales), general and administrative salary expense (0.30%, as a percentage of net sales), marketing spend (0.20%, as a percentage of net sales), and other selling, general and administrative expense categories (0.35%, as a percentage of net sales). These increases were partially offset by a reduction in expense related to incentive compensation accruals (0.45%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $54.5 million, or 18.6% of net sales, for the third quarter of fiscal 2024, compared to income from operations of $64.1 million, or 21.1% of net sales, for the third quarter of fiscal 2023. Income tax expense as a percentage of pre-tax income was 24.5% for the third quarter of both fiscal 2024 and fiscal 2023, bringing the Company's net income to $44.2 million in the third quarter of fiscal 2024 compared to $51.8 million in the third quarter of fiscal 2023.

Year-to-date, income from operations was $145.1 million for the thirty-nine week period ended November 2, 2024 compared to $174.6 million for the thirty-nine week period ended October 28, 2023. Income from operations was 17.3% of net sales for the first three quarters of fiscal 2024 compared to 19.9% of net sales for the first three quarters of fiscal 2023. Income tax expense as a percentage of pre-tax income was 24.5% for both the first three quarters of fiscal 2024 and the first three quarters of fiscal 2023, bringing year-to-date net income to $118.3 million for fiscal 2024 compared to $140.3 million for fiscal 2023.

LIQUIDITY AND CAPITAL RESOURCES

As of November 2, 2024, the Company had working capital of $292.2 million, including $302.0 million of cash and cash equivalents and $23.5 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first three quarters of fiscal 2024 and fiscal 2023, the Company's cash flow from operations was $121.2 million and $145.3 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The Company's reduction in operating cash flow for the first three quarters of fiscal 2024 compared to the first three quarters of fiscal 2023 is primarily attributable to the reduction in net income, partially offset by the impact of changes in inventory and accounts payable as the Company continued to manage and adjust to changing trends.

The uses of cash for both thirty-nine week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first three quarters of fiscal 2024 and 2023, the Company invested $31.7 million and $27.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $0.8 million and $1.0 million in the first three quarters of fiscal 2024 and 2023, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2024, the Company anticipates completing 1 new store and an additional 7 full store remodels. Management estimates that total capital expenditures during fiscal 2024 will be approximately $36.0 to $40.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of November 2, 2024, had total cash and investments of $352.7 million, including $27.3 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first three quarters of fiscal 2024 or 2023. The Company had no bank borrowings as of November 2, 2024 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended November 2, 2024 have not changed materially from those utilized for the fiscal year ended February 3, 2024, included in The Buckle Inc.’s 2023 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $12.6 million and $16.7 million as of November 2, 2024 and February 3, 2024, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.6 million as of November 2, 2024 and $2.6 million as of February 3, 2024.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of November 2, 2024 and February 3, 2024, $10.0 million and $10.4 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $11.2 million as of November 2, 2024 and $9.1 million as of February 3, 2024.

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

The following table identifies the material obligations and commitments as of November 2, 2024:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2024 (remaining)	2025-2026	2027-2028	Thereafter

Purchase obligations	$20,702	$11,452	$6,658	$2,576	$16
Deferred compensation	27,261	—	—	—	27,261
Operating lease payments (a)	394,210	26,924	160,626	82,954	123,706
Total contractual obligations	$442,173	$38,376	$167,284	$85,530	$150,983
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first three quarters of fiscal 2024 or the first three quarters of fiscal 2023. The Company had outstanding letters of credit totaling $3.1 million and $3.2 million as of November 2, 2024 and February 3, 2024, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended November 2, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Aug 4, 2024 to Aug 31, 2024	-	-	-	410,655
Sept 1, 2024 to Oct 5, 2024	-	-	-	410,655
Oct 6, 2024 to Nov 2, 2024	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:

During the fiscal quarter ended November 2, 2024, none of the Company's directors or executive officers adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	December 12, 2024	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	December 12, 2024	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101