Form 10-K
period 2025-02-01
BUCKLE INC
filed 2025-04-02
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2025

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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $1,190,724,413 on August 3, 2024. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 30,282,920 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 28, 2025, was 51,159,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
February 1, 2025

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious men, women, and kids. As of February 1, 2025, the Company operated 441 retail stores in 42 states throughout the United States under the names "Buckle" and "Buckle Youth." The Company markets a wide selection of mostly brand name casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-packaging, easy layaways, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers. In recent years, however, the Company has successfully relocated several of its stores in smaller and middle markets from enclosed malls into power center locations, with continued plans for pursuing more such relocation opportunities in the future. The majority of the Company's central office functions, including purchasing, pricing, accounting, advertising, and distribution, are controlled from its corporate offices and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 441 stores in 42 states at the end of fiscal 2024. All references herein to fiscal 2024 refer to the 52-week period ended February 1, 2025. Fiscal 2023 refers to the 53-week period ended February 3, 2024 and fiscal 2022 refers to the 52-week period ended January 28, 2023. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Merchandising

The Company's merchandising strategy is designed to create loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (42.5% of fiscal 2024 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts guests with its wide selection of branded and private label denim and a wide variety of fits, finishes, sizes, and styles. Tops are also significant contributors to total sales (29.0% of fiscal 2024 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	February 1, 2025	February 3, 2024	January 28, 2023

Denims	42.5%	40.9%	39.3%
Tops (including sweaters)	29.0	29.3	29.7
Accessories	11.0	10.8	10.0
Footwear	5.3	6.7	9.2
Sportswear/fashions	5.1	5.4	5.5
Outerwear	2.0	2.2	2.1
Casual bottoms	1.5	1.3	1.1
Youth	3.6	3.4	3.1
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 53% of the Company's net sales during fiscal 2024. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, Ace High, Daytrip, Departwest, FITZ + EDDI, Freshwear, Gentry Country, Gilded Intent, Gimmicks, J.B. Holt, Maven Co-op, Modish Rebel, Nova Industries, Outpost Makers, Reclaim, Salvage, Sterling & Stitch, Veece, and Willow & Root. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise, the majority of which they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Flying Monkey, Hidden, KanCan, Levi’s, Miss Me, Rock Revival, Wrangler, and 7 For All Mankind. Other key brands include Affliction, American Fighter, Ariat, Billabong, Birkenstock, Free People, Goorin Bros., Hey Dude, Hooey, Howitzer, Hurley, K. Swiss, Kimes Ranch, Lost Calf, Mia, Oakley, Old Row, Pendleton, Ray-Ban, Reebok, Ridge, RVCA, SOREL, Steve Madden, Sullen, Very G, White Crow, and Z Supply.

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

Marketing and Advertising

In fiscal 2024, the Company spent $21.8 million, or 1.8% of net sales, on targeted seasonal marketing campaigns, digital marketing efforts, and in-store point-of-sale materials. A coordinated effort to amplify value and relevance through brand image, voice, and experience is presented through store window displays, seasonal and product-level signage throughout the store, and on digital commerce and experience platforms. Promotions such as special, seasonal events combined with gift-with-purchase offers are offered to enhance the guest’s shopping experience. Seasonal guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Additionally, Buckle partners with key merchandise vendors on joint advertising and promotional opportunities that expand the marketing reach and position Buckle as the first-choice for these specialty branded fashions.

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

The Company supports a corporate web site at www.buckle.com. The Company’s web site serves as a portal to enhance, influence, and help its valued guests through their decision journey, reaching a growing online audience. Buckle.com provides an interactive, informative, and brand building environment where guests can shop, discover, learn, engage, and seek information, as well as search for career opportunities and read the Company’s latest financial news. The Company also maintains an opt-in email database. Targeted email campaigns are deployed informing guests of the latest styles and promotions. Paid-search, organic-search, social media, and affiliate marketing programs are individually managed to increase online and in-store traffic. The Company continually invests in enhancements to the site's features and functionality, helping improve the overall digital guest experience and facilitate the growth in online traffic.

Store Operations

The Company has an Executive Vice President of Stores, a Senior Vice President of Sales, 4 Vice Presidents of Sales, 12 Regional Managers, 19 District Managers, and 82 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and holiday seasons. Almost every location also employs an alterations person.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.5% of net sales in fiscal 2024, 0.5% of net sales in fiscal 2023, and 0.4% of net sales in fiscal 2022.

The average store is approximately 5,500 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 1,937 square feet to 10,856 square feet.

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

In fiscal 2024, Axis Denim (which produces private label denim for the Company) accounted for 20.4% of net sales and Rock Revival/Miss Me accounted for 10.4% of the Company’s net sales. No other vendor accounted for more than 10% of the Company’s net sales.

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

Store Locations and Expansion Strategies

As of February 1, 2025, the Company operated 441 stores in 42 states. The existing stores are in 3 downtown locations, 77 strip centers, 61 lifestyle centers, and 300 shopping malls. The Company anticipates opening 7 new stores in fiscal 2025. The following table lists the location of existing stores as of February 1, 2025:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	8	Maryland	1	Oregon	5
Alaska	1	Michigan	16	Pennsylvania	9
Arizona	13	Minnesota	10	South Carolina	5
Arkansas	7	Mississippi	7	South Dakota	3
California	14	Missouri	16	Tennessee	12
Colorado	14	Montana	5	Texas	54
Florida	20	Nebraska	12	Utah	11
Georgia	11	Nevada	5	Virginia	4
Idaho	10	New Jersey	1	Washington	14
Illinois	15	New Mexico	5	West Virginia	6
Indiana	16	New York	4	Wisconsin	10
Iowa	15	North Carolina	10	Wyoming	2
Kansas	15	North Dakota	4	Total	441
Kentucky	6	Ohio	22
Louisiana	12	Oklahoma	11

Over the past ten years, Buckle has opened a total of 43 new stores and closed 62, with the number of openings and closings in a given year being based on local economic conditions and available opportunities. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2015 through the end of fiscal 2024:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2015	460	9	1	468
2016	468	5	6	467
2017	467	2	12	457
2018	457	—	7	450
2019	450	2	4	448
2020	448	3	8	443
2021	443	1	4	440
2022	440	4	3	441
2023	441	9	6	444
2024	444	8	11	441

The Company's criteria used when considering a particular location for expansion include:

•Market area, including proximity to existing markets to capitalize on name recognition;
•Trade area population (number, average age, and college population);
•Economic vitality of market area;
•Location, anchor tenants, tenant mix, and average sales per square foot;
•Available location, square footage, storefront height and width, and ability of using the current store design;
•Availability of experienced management personnel for the market;
•Cost of rent, including minimum rent, common area, and extra charges; and
•Estimated construction costs, including landlord charge backs and tenant allowances.

The Company generally seeks sites of 5,000 to 7,500 square feet for its stores. The projected cost of opening a store is approximately $1.4 million, including construction costs of approximately $1.2 million (prior to any construction allowance received) and inventory costs of approximately $0.2 million, net of accounts payable.

The Company anticipates opening 7 new stores during fiscal 2025 and expects to complete approximately 18-22 full remodels. Year-to-date through March 28, 2025, the Company has closed 1 store in fiscal 2025, with no additional store closings currently planned for the remainder of the year. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2025. The Company anticipates capital spending of approximately $50.0 to $55.0 million during fiscal 2025, which includes primarily planned store projects and technology investments.

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

Teammate Demographics. As of February 1, 2025, the Company had approximately 8,000 teammates, of which approximately 2,800 were full-time. Of the total number of teammates, approximately 700 were employed at the corporate offices and in the distribution center. The Company has an experienced management team and most of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center teammates, primarily due to the number of part-time teammates. However, the Company has not experienced significant difficulty in hiring qualified personnel.

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

In the men's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, American Eagle Outfitters, Boot Barn, Dick's Sporting Goods, Gap, Hollister, Journey's PacSun, Scheels, and Tilly’s. The men's market also competes with certain department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty stores, as well as with direct-to-consumer brands and online retailers.

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, Altar'd State, American Eagle Outfitters, Boot Barn, Free People, Garage, H&M, Hollister, Journey's, Lulus, Madewell, Maurices, PacSun, Scheels, Tilly's, Urban Outfitters, and Zara. The women's market also competes with department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty boutiques, as well as with direct-to-consumer brands and online retailers.

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

Seasonality

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2024, 2023, and 2022, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales.

Trademarks

“BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, "BKE RESERVE", "BUCKLE BELIEVES", "FADE BY BKE", "FITZ + EDDI", "WILLOW & ROOT", "TWINE & STARK", "INDIE SPIRIT DESIGNS", "BKE CORE", "GILDED INTENT", "QUINN & COPPER", "DAYTRIP REFINED", "RED BY BKE", "J.B. HOLT", "OUTPOST MAKERS", "DEPARTWEST", "DEPARTWEST logo", "GREHY", "NOVA INDUSTRIES", "SAY YOU WILL", "BRILL BOUTIQUE", "BUCKLE B", "BUCKLE REWARDS", "BKE ESSENTIALS", “BOUTIQUE BY BKE”, "FRESHWEAR", "33 COASTAL", "LAB VALLEY", "STERLING & STITCH", and “B” icon are federally registered trademarks of the Company. The Company also owns trademarks for certain product designs. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

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

Daniel J. Hirschfeld, age 83. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 75. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesperson while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 47. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Kari G. Smith, age 61. Ms. Smith is Executive Vice President of Stores and a Director of the Company. She was elected a Director effective February 4, 2018 and was appointed Executive Vice President of Stores on February 13, 2014, after having served as Vice President of Sales since May 2001. Ms. Smith joined the Company in May 1978 as a part-time salesperson. Later she became store manager in Great Bend, Kansas and then began working with other stores as an area manager. Ms. Smith has continued to develop her involvement with the sales management team, helping with manager meetings and the development of new store managers, as well as providing support for store managers, area managers, and district managers.

Brett P. Milkie, age 65. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Michelle M. Hoffman, age 63. Ms. Hoffman is Senior Vice President of Sales. She was appointed to this position on February 22, 2022, after having served as Vice President of Sales since March 2014. Ms. Hoffman has been employed by the Company since 1979 and has served in various roles of increasing responsibility on the sales team since that time; including salesperson, Store Manager, District Manager, and Regional Manager.

Brady M. Fritz, age 45. Ms. Fritz is Senior Vice President, General Counsel, and Corporate Secretary. She was appointed to this position on February 22, 2022, after having served as Vice President, General Counsel, and Corporate Secretary since March 2021. Ms. Fritz was hired by the Company on December 10, 2018 and has served as General Counsel and Corporate Secretary since that time. Prior to joining the Company, she served Cargill Incorporated for over 10 years in several roles of increasing responsibility, including most recently as Global Legal Operations Leader and Senior Attorney. Prior to joining Cargill Incorporated, Ms. Fritz began her career at Scudder Law Firm in Lincoln, Nebraska.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 47% of net sales for fiscal 2024 and 46% for fiscal 2023. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2025, the Company plans to open 7 new stores. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Reliance on Foreign Sources of Production. The Company purchases a portion of its private label merchandise through sourcing agents in foreign markets. In addition, some of the Company’s domestic vendors manufacture goods overseas. The Company does not have any long-term merchandise supply contracts and its imports are subject to existing or potential duties, tariffs, and quotas. The Company faces a variety of risks associated with doing business overseas including competition for facilities and quotas, political instability, possible new legislation or other governmental action relating to imports that could limit the quantity of merchandise that may be imported, imposition of tariffs, duties, taxes, and other charges on imports, and local business practice and political issues which may result in adverse publicity. The Company’s inability to rely on foreign sources of production due to these or other causes could reduce the amount of inventory the Company is able to purchase, hold up the timing on the receipt of new merchandise, and reduce merchandise margins if comparable inventory is purchased from branded sources. Any or all of these changes would cause a decrease in the Company’s net sales and net earnings.

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
•Hackers, computer malware, software bugs, or glitches.

Any damage or significant disruption in the operation of such systems, or the failure of the Company’s information systems to perform as expected, could disrupt the Company’s business, result in decreased sales, increased overhead costs, excess inventory, or product shortages and otherwise adversely affect the Company’s operations, financial performance, and financial condition.

Unauthorized Access to, or Accidental Disclosure of, Consumer Personally-Identifiable Information that the Company Collects May Result in Significant Expenses and Negatively Impact the Company's Reputation and Business. As part of the Company's normal operations, it receives and maintains confidential information about customers, employees, and other third parties. The Company employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding customers, employees, job applicants, and others, including credit card information and personally-identifiable information. Despite safeguards and security processes and protections, the Company’s computer systems may be susceptible to electronic or physical computer break-ins, malware, and other disruptions and security breaches. Additionally, the Company may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at the Company, its customers, or others who have entrusted the Company with information. Actual or anticipated attacks may cause the Company to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used to protect transaction or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by employees or by persons with whom the Company has commercial relationships that result in the unauthorized release of personal or confidential information. Any perceived or actual unauthorized disclosure of personally-identifiable information regarding visitors to the Company’s websites or otherwise, whether through a breach of the Company’s network by an unauthorized party, employee theft, misuse, or error, or otherwise, could harm the Company’s reputation, impair the Company’s ability to attract and retain customers, or subject the Company to claims or litigation arising from damages suffered by consumers, and adversely affect the Company’s operations, financial performance, and financial condition.

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

While the Company effectively managed the risks posed to its teammates and guests as a result of the COVID-19 global pandemic, there can be no assurances that it will be able to do so as the result of the outbreak of infectious diseases in the future. The operation of all of the Company's facilities is critically dependent on the employees who staff these locations. In addition, federal and state governments may impose restrictions ranging from limitations on public interaction to stay-at-home orders in affected areas. Any events that threaten the operation of the Company's facilities or retail stores could have a material adverse effect on the Company's business. This coupled with the potential reduction in consumer spending could materially impact the Company's financial condition and results of operations. Further, any such future outbreak events may also limit the ability of the Company's vendors/manufacturers to operate, which would limit or delay the receipt of new merchandise.

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

Leading the Company’s cybersecurity risk management and strategy at the management level is our Vice President of Information Security, who reports directly to the Vice President of Information Technology. The Vice President of Information Security has been with the Company for over 19 years, serving in various capacities with deep understanding of the underlying architecture, technologies, and systems utilized by the Company. The Vice President of Information Security and his team are responsible for designing and implementing the Company’s strategies, policies, and processes to assess, identify, and manage risk related to cybersecurity threats, along with threats associated with our use of third-party service providers. A combination of widely accepted tools, relationships with external experts, in-house expertise, and in-house technologies are integral to the Company’s strategy for managing cybersecurity threats. The Company executes ongoing assessment and testing of processes and practices through regular teammate training, phishing exercises, network and endpoint monitoring, penetration testing, vulnerability scanning, and attack simulations. The Company’s incident response plan is based on recognized industry security standards and control frameworks, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Third parties are also engaged to perform assessments and validate the Company’s cybersecurity measures, including information security maturity assessments and independent reviews of the operating effectiveness of the information security control environment.

Cybersecurity Governance

While the Board of Directors is ultimately accountable for risk management, the Audit Committee oversees management’s processes for identifying, implementing, and mitigating cybersecurity threats. On at least a quarterly basis, the Vice President of Information Security provides the Audit Committee with updates regarding the Company’s ongoing cybersecurity program. These updates regularly cover the latest in the Company’s evolving approach to managing cybersecurity risks, reviewing key metrics on the effectiveness of the program, and discussing recent developments, key strategic initiatives, the current threat environment, and outcomes from specific evaluations and tests. Additionally, to ensure appropriate knowledge and oversight of cybersecurity risks, the Audit Committee Chair holds a CERT Certificate in Cybsersecurity Oversight from the CERT Division of the Software Engineering Institute at Carnegie Mellon University, which he earned in January 2024.

Cybersecurity Monitoring and Mitigation

In addition to the ongoing cybersecurity program management carried out by the Vice President of Information Security, the Company also has the Buckle Incident Response Team (“BIRT”), a cross-functional group with relevant expertise and authority to support all aspects of the incident response, recovery, and reporting of a security incident. BIRT uses a well-defined incident response plan that outlines processes to prepare for and detect cybersecurity threats, analyze the severity, materiality, and impacts, determine who should be notified and involved in the Company’s response, and define actions necessary to contain and recover in the event of an incident. As part of this process, cybersecurity incidents surpassing a certain level of severity necessitate communications to the Board of Directors. On an annual basis, the Company performs tabletop exercises designed to enhance BIRT’s readiness and effectiveness in handling cybersecurity incidents.

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

Although the Company has combatted cybersecurity threats in the normal course of business, these threats have not materially affected its operations, business strategy, results of operations, or financial condition. While the Company strives to implement highly effective cybersecurity measures, it recognizes that the threat landscape is continually evolving. Future attacks, if not successfully prevented or mitigated, could materially affect the Company, including its operations, business strategy, results of operations, or financial condition. See Item 1A, Risk Factors, of this Annual Report on Form 10-K for additional information.

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of February 1, 2025, including automatic renewal options, expiring on or before January 31 of each year is as follows:

Year	Number of Expiring Leases

2026	140
2027	97
2028	51
2029	35
2030	13
2031	8
2032	20
2033 and later	77
Total	441

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

Dividend Payments

During fiscal 2022, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $2.65 per share in the fourth quarter of fiscal 2022. During fiscal 2023, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2023. During fiscal 2024, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2024.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended February 1, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 3, 2024 to Nov. 30, 2024	—	—	—	410,655
Dec. 1, 2024 to Jan. 4, 2025	—	—	—	410,655
Jan. 5, 2025 to Feb. 1, 2025	—	—	—	410,655
Total	—	—	—

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
February 2025
$360
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
Period Ending
The Buckle, Inc.
S&P 1000 Index
S&P Retail Select Index

Total Return Analysis	2/1/2020	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025

The Buckle, Inc.	$100.00	$175.61	$190.79	$249.76	$241.81	$329.53
S&P 1000 Index	100.00	119.90	132.56	135.51	144.20	170.00
S&P Retail Select Industry Index	100.00	206.63	188.51	168.26	175.69	203.27

The following table lists the Company’s quarterly market range for fiscal years 2024, 2023, and 2022, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	February 1, 2025		February 3, 2024		January 28, 2023
Quarter	High	Low	High	Low	High	Low

First	$41.87	$35.84	$45.73	$32.63	$40.07	$30.30
Second	44.37	34.87	36.86	30.18	33.94	26.50
Third	45.51	36.85	38.37	30.31	40.54	29.55
Fourth	54.25	42.20	48.15	32.16	50.35	37.20

The number of record holders of the Company’s common stock as of March 28, 2025 was 450. Based upon information from the principal market makers, the Company believes there are more than 30,000 beneficial owners. The closing price of the Company’s common stock on March 28, 2025 was $37.98.

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

Merchandise Margin – Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross margin and results of operations. Merchandise margin is net sales less merchandise cost of good sold (COGS), as further described in Footnote N, "Segment Reporting".

Operating Margin – Operating margin is a good indicator for management of the Company’s success. Operating margin can be positively or negatively affected by comparable store sales, merchandise margins, occupancy costs, and the Company’s ability to control operating costs.

Cash Flow and Liquidity (working capital) – Management reviews current cash and short-term investments along with cash flow from operating, investing, and financing activities to determine the Company’s short-term cash needs for operations and expansion. The Company believes that existing cash, short-term investments, and operating cash flow will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years.

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	February 1, 2025	February 3, 2024	January 28, 2023	Fiscal Year 2023 to 2024	Fiscal Year 2022 to 2023

Net sales	100.0%	100.0%	100.0%	(3.4)%	(6.3)%
Cost of sales (including buying, distribution, and occupancy costs)	51.3%	50.9%	49.7%	(2.7)%	(4.1)%
Gross profit	48.7%	49.1%	50.3%	(4.2)%	(8.4)%
Selling expenses	24.1%	23.1%	21.9%	0.7%	(1.0)%
General and administrative expenses	4.8%	4.5%	4.0%	2.2%	5.6%
Income from operations	19.8%	21.5%	24.4%	(11.0)%	(17.4)%
Other income, net	1.4%	1.4%	0.5%	(9.6)%	162.2%
Income before income taxes	21.2%	22.9%	24.9%	(10.9)%	(13.7)%
Income tax expense	5.1%	5.5%	6.0%	(10.1)%	(13.8)%
Net income	16.1%	17.4%	18.9%	(11.1)%	(13.6)%

Fiscal 2024 Compared to Fiscal 2023

Net sales for the 52-week fiscal year ended February 1, 2025, decreased 3.4% to $1.218 billion from net sales of $1.261 billion for the 53-week fiscal year ended February 3, 2024. Comparable store net sales for the 52-week fiscal year decreased 2.7% from comparable store net sales for the prior year 52-week period ended February 3, 2024. The reduction in total net sales for the year was the result of a 4.2% decrease in the number of transactions and a 2.0% decrease in average number of units sold per transaction, partially offset by a 2.8% increase in the average unit retail. The decline in total net sales (and transactions) was partially attributable to the fact that fiscal 2024 was a 52-week fiscal year, while fiscal 2023 was a 53-week fiscal year. Online sales for the fiscal year decreased 4.3% to $197.7 million for the 52-week fiscal year ended February 1, 2025 compared to $206.5 million for the 53-week fiscal year ended February 3, 2024.

The Company’s average retail price per piece of merchandise sold increased $1.37, or 2.8%, during fiscal 2024 compared to fiscal 2023. This $1.37 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 1.9% increase in average knit shirt price points ($0.21), a 6.2% increase in average footwear price points ($0.16), a 0.6% increase in average denim price points ($0.13), an increase in average price points for certain other merchandise categories ($0.19), and a shift in the merchandise mix ($0.68). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs decreased from $619.1 million in fiscal 2023 to $592.8 million in fiscal 2024. As a percentage of net sales, gross profit was 48.7% in fiscal 2024 compared to 49.1% in fiscal 2023. The gross margin decline was the result of deleveraged occupancy, buying, and distribution expenses (0.95%, as a percentage of net sales), which was partially offset by an increase in merchandise margins (0.55%, as a percentage of net sales). Merchandise shrinkage was 0.5% of net sales for both fiscal 2024 and fiscal 2023.

Selling expenses increased from $291.0 million in fiscal 2023 to $293.2 million in fiscal 2024. As a percentage of net sales, selling expenses increased from 23.1% in fiscal 2023 to 24.1% in fiscal 2024.

General and administrative expenses increased from $57.0 million in fiscal 2023 to $58.2 million in fiscal 2024. As a percentage of net sales, general and administrative expenses increased from 4.5% in fiscal 2023 to 4.8% in fiscal 2024.

In total, selling, general, and administrative expenses were 28.9% of net sales for fiscal 2024 compared to 27.6% of net sales for fiscal 2023. The increase was the result of increases in store labor-related expenses (0.70%, as a percentage of net sales), digital commerce investments (0.25%, as a percentage of net sales), general and administrative salary expense (0.20%, as a percentage of net sales), marketing spend (0.10%, as a percentage of net sales), and certain other expense categories (0.20%, as a percentage of net sales). These increases were partially offset by a reduction in expense related to incentive compensation accruals (0.15%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations decreased from $271.1 million for fiscal 2023 to $241.4 million for fiscal 2024. Income from operations was 19.8% as a percentage of net sales in fiscal 2024 compared to 21.5% as a percentage of net sales in fiscal 2023.

Other income was $16.4 million in fiscal 2024 compared to $18.2 million in fiscal 2023. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 24.2% for fiscal 2024 and 24.0% for fiscal 2023, bringing net income to $195.5 million in fiscal 2024 versus $219.9 million in fiscal 2023.

Fiscal 2023 Compared to Fiscal 2022

A discussion of fiscal 2022 and year-over-year comparisons between fiscal 2023 and fiscal 2022 can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024, filed with the United States Securities and Exchange Commission on April 3, 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of February 1, 2025, the Company had working capital of $225.3 million, including $266.9 million of cash and cash equivalents and $23.8 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2024, 2023, and 2022 the Company's cash flow from operations was $242.0 million, $254.6 million, and $242.4 million, respectively. Changes in operating cash flow between each of the three years is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses. The primary drivers of change in operating cash flow for fiscal 2024 compared to both fiscal 2023 and fiscal 2022 were the reductions in net income, partially offset by the impact of changes in inventory and accounts payable as the Company continued to manage and adjust to changing trends over the last several years.

During fiscal 2024, 2023, and 2022, the Company invested $40.3 million, $35.9 million, and $29.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $2.0 million, $1.4 million, and $0.9 million in fiscal 2024, 2023, and 2022, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During fiscal 2025, the Company anticipates opening 7 new stores and completing approximately 18-22 store remodels and/or relocations. Management estimates that total capital expenditures during fiscal 2025 will be approximately $50.0 to $55.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of February 1, 2025, had total cash and investments of $318.8 million, including $28.1 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2024, 2023, and 2022. The Company had no bank borrowings as of February 1, 2025 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2024, the Company paid total cash dividends of $198.0 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $2.50 per share in the fourth quarter. During fiscal 2023, the Company paid total cash dividends of $196.7 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $2.50 per share in the fourth quarter. During fiscal 2022, the Company's paid total cash dividends of $202.9 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $2.65 per share in the fourth quarter.

Stock repurchase plan - The Company did not repurchase any shares of its common stock during fiscal 2024, fiscal 2023, or fiscal 2022. As of February 1, 2025, 410,655 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $17.0 million and $16.7 million as of February 1, 2025 and February 3, 2024, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.6 million as of both February 1, 2025 and February 3, 2024.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 1, 2025 and February 3, 2024, $10.3 million and $10.4 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $9.2 million as of February 1, 2025 and $9.1 million as of February 3, 2024.

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

The following table identifies the material obligations and commitments as of February 1, 2025:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2025	2026-2027	2028-2029	Thereafter

Purchase obligations	$18,266	$11,863	$5,116	$1,287	$—
Deferred compensation	28,116	—	—	—	28,116
Operating lease payments (a)	395,212	96,435	131,468	66,742	100,567
Total contractual obligations	$441,594	$108,298	$136,584	$68,029	$128,683
(a) See Footnote D of the consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2024, 2023, and 2022. The Company had outstanding letters of credit totaling $2.2 million and $3.2 million as of February 1, 2025 and February 3, 2024, respectively. The Company has no other off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.5 million as of both February 1, 2025 and February 3, 2024, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended February 1, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
April 2, 2025

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	February 1, 2025	February 3, 2024

CURRENT ASSETS:
Cash and cash equivalents	$266,929	$268,213
Short-term investments (Notes B and C)	23,801	22,210
Receivables	6,758	8,697
Inventory	120,789	126,290
Prepaid expenses and other assets	20,932	18,846
Total current assets	439,209	444,256

PROPERTY AND EQUIPMENT (Note E)	510,088	489,037
Less accumulated depreciation and amortization	(364,336)	(360,200)
	145,752	128,837

OPERATING LEASE RIGHT-OF-USE ASSETS (Note D)	289,793	280,813
LONG-TERM INVESTMENTS (Notes B and C)	28,116	24,993
OTHER ASSETS (Notes G and H)	10,303	10,911

Total assets	$913,173	$889,810

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$45,982	$45,958
Accrued employee compensation	46,717	49,827
Accrued store operating expenses	19,266	19,067
Gift certificates redeemable	17,007	16,667
Current portion of operating lease liabilities (Note D)	78,942	85,265
Income taxes payable (Note G)	6,018	4,672
Total current liabilities	213,932	221,456

DEFERRED COMPENSATION (Note J)	28,116	24,993
NON-CURRENT OPERATING LEASE LIABILITIES (Note D)	247,321	230,141
Total liabilities	489,369	476,590

COMMITMENTS (Notes F and I)

STOCKHOLDERS’ EQUITY (Note K):
Common stock, authorized 100,000,000 shares of $0.01 par value; 50,773,556 and 50,445,186 shares issued and outstanding at February 1, 2025 and February 3, 2024, respectively	508	504
Additional paid-in capital	205,817	192,686
Retained earnings	217,479	220,030
Total stockholders’ equity	423,804	413,220

Total liabilities and stockholders' equity	$913,173	$889,810

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023

SALES, Net of returns and allowances	$1,217,689	$1,261,102	$1,345,187

COST OF SALES (Including buying, distribution, and occupancy costs)	624,902	642,037	669,184

Gross profit	592,787	619,065	676,003

OPERATING EXPENSES:
Selling	293,176	291,018	293,891
General and administrative	58,247	56,988	53,980
	351,423	348,006	347,871

INCOME FROM OPERATIONS	241,364	271,059	328,132

OTHER INCOME, Net	16,413	18,156	6,924

INCOME BEFORE INCOME TAXES	257,777	289,215	335,056

INCOME TAX EXPENSE (Note G)	62,309	69,296	80,430

NET INCOME	$195,468	$219,919	$254,626

EARNINGS PER SHARE (Note L):
Basic	$3.92	$4.44	$5.17

Diluted	$3.89	$4.40	$5.13

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

BALANCE, January 29, 2022	49,728,651	$497	$167,328	$145,099	$312,924

Net income	—	—	—	254,626	254,626
Dividends paid on common stock, ($4.05 per share)	—	—	—	(202,876)	(202,876)
Issuance of non-vested stock, net of forfeitures	363,965	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	11,640	—	11,640

BALANCE, January 28, 2023	50,092,616	$501	$178,964	$196,849	$376,314

Net income	—	—	—	219,919	219,919
Dividends paid on common stock, ($3.90 per share)	—	—	—	(196,738)	(196,738)
Issuance of non-vested stock, net of forfeitures	352,570	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	13,725	—	13,725

BALANCE, February 3, 2024	50,445,186	$504	$192,686	$220,030	$413,220

Net income	—	—	—	195,468	195,468
Dividends paid on common stock, ($3.90 per share)	—	—	—	(198,019)	(198,019)
Issuance of non-vested stock, net of forfeitures	328,370	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	13,135	—	13,135

BALANCE, February 1, 2025	50,773,556	$508	$205,817	$217,479	$423,804

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,468	$219,919	$254,626
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,993	20,830	18,855
Amortization of non-vested stock grants, net of forfeitures	13,135	13,725	11,640
Deferred income taxes	637	(1,089)	1,142
Other	912	1,036	705
Changes in operating assets and liabilities:
Receivables	615	(1,015)	(94)
Inventory	5,501	(1,156)	(23,039)
Prepaid expenses and other assets	(2,086)	(6,366)	(2,352)
Accounts payable	1,479	92	(16,213)
Accrued employee compensation	(3,110)	(5,663)	(6,565)
Accrued store operating expenses	199	(280)	(459)
Gift certificates redeemable	340	(110)	307
Income taxes payable	2,670	9,638	(1,996)
Other assets and liabilities	3,261	5,083	5,825

Net cash flows from operating activities	242,014	254,644	242,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(42,275)	(37,274)	(30,360)
Proceeds from sale of property and equipment	—	4	—
Change in other assets	(29)	(26)	(30)
Purchases of investments	(40,002)	(43,389)	(34,039)
Proceeds from sales/maturities of investments	37,027	38,915	23,030

Net cash flows from investing activities	(45,279)	(41,770)	(41,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(198,019)	(196,738)	(202,876)

Net cash flows from financing activities	(198,019)	(196,738)	(202,876)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,284)	16,136	(1,893)

CASH AND CASH EQUIVALENTS, Beginning of year	268,213	252,077	253,970

CASH AND CASH EQUIVALENTS, End of year	$266,929	$268,213	$252,077

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2024 represents the 52-week period ended February 1, 2025, fiscal 2023 represents the 53-week period ended February 3, 2024, and fiscal 2022 represents the 52-week period ended January 28, 2023.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious men, women, and kids. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company operated 441 stores located in 42 states throughout the United States as of February 1, 2025.

During fiscal 2024, the Company opened 8 new stores, substantially remodeled 18 stores, and closed 11 stores. During fiscal 2023, the Company opened 9 new stores, substantially remodeled 18 stores, and closed 6 stores. During fiscal 2022, the Company opened 4 new stores, substantially remodeled 23 stores, and closed 3 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $17,007 and $16,667 as of February 1, 2025 and February 3, 2024, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The accrued liability for reserve for sales returns was $2,587 as of February 1, 2025 and $2,551 as of February 3, 2024.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of February 1, 2025 and February 3, 2024, $10,295 and $10,355 was included in accrued store operating expenses as a liability for estimated future rewards.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. The adjustment to inventory for markdowns and/or obsolescence reduced the Company’s inventory valuation by $9,222 and $9,113 as of February 1, 2025 and February 3, 2024, respectively.

Property and Equipment - Property and equipment are stated on the basis of historical cost. Depreciation is provided using primarily the straight-line method based upon the estimated useful lives of the assets. The majority of property and equipment have useful lives of 5 to 10 years with the exception of buildings, which have estimated useful lives of 31.5 to 39 years. Leasehold improvements are stated on the basis of historical cost and are amortized over the shorter of the life of the lease or the estimated economic life of the assets. When circumstances indicate the carrying values of long-lived assets may be impaired, an evaluation is performed on current net book value amounts. Judgments made by the Company related to the expected useful lives of property and equipment and the ability to realize cash flows in excess of carrying amounts of such assets are affected by factors such as changes in economic conditions and changes in operating performance. As the Company assesses the expected cash flows and carrying amounts of long-lived assets, adjustments are made to such carrying values.

Pre-Opening Expenses - Costs related to opening new stores are expensed as incurred.

Advertising Costs - Advertising costs are expensed as incurred and were $21,778, $21,262, and $19,227 for fiscal years 2024, 2023, and 2022, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $1,020 and $930 as of February 1, 2025 and February 3, 2024, respectively.

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

Recently Issued Accounting Pronouncements - In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures around significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The ASU requires public entities to adopt this new guidance on a retrospective basis. The Company adopted ASU 2023-07 for the fiscal year ended February 1, 2025, and applied it retrospectively to all prior periods presented. See Footnote N "Segment Reporting" for further information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of income taxes paid and the effective rate reconciliation. The ASU is effective for fiscal years beginning after December 15, 2024. The Company plans to adopt ASU 2023-09 effective for fiscal 2025. The Company is currently evaluating the impact of this new guidance and believes the adoption will not have a material impact on its consolidated financial statements.

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

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2024, 2023, and 2022 of $1,455, $(1,031), and $(1,098), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,030, $3,485, and $2,454 as of February 1, 2025, February 3, 2024, and January 28, 2023, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2024, 2023, and 2022 of $58,990, $60,598, and $81,135, respectively.

B.INVESTMENTS

The following is a summary of investments as of February 1, 2025:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,801	$31	$(1)	$—	$23,831

Trading Securities:
Mutual funds	$25,516	$2,600	$—	$—	$28,116

The following is a summary of investments as of February 3, 2024:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$22,210	$23	$(11)	$—	$22,222

Trading Securities:
Mutual funds	$24,132	$861	$—	$—	$24,993

The amortized cost and fair value of debt securities by contractual maturity as of February 1, 2025 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$23,801	$23,831
1 - 5 years	—	—
Total	$23,801	$23,831

As of February 1, 2025 and February 3, 2024, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of February 1, 2025 and February 3, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2025	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$28,116	$—	$—	$28,116

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 3, 2024	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$24,993	$—	$—	$24,993

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of February 1, 2025, the fair value of held-to-maturity securities was $23,831 compared to the carrying amount of $23,801. As of February 3, 2024, the fair value of held-to-maturity securities was $22,222 compared to the carrying amount of $22,210.

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

Lease expense is included in cost of sales in the consolidated statements of income. The components of total lease cost are as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023

Operating lease cost	$102,140	$99,172	$94,546
Variable lease cost (a)	22,694	24,243	29,114
Total lease cost	$124,834	$123,415	$123,660
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105,553	$102,383	$97,547

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$131,897	$122,824	$125,554

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of February 1, 2025, the weighted-average remaining lease term was 6.0 years and the weighted-average discount rate was 6.2%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of February 1, 2025:

Fiscal Year	Operating Leases (a)
2025	$96,435
2026	78,006
2027	53,462
2028	37,529
2029	29,213
Thereafter	100,567
Total lease payments	395,212
Less: Imputed interest	68,949
Total operating lease liability	$326,263
(a)     Operating lease payments exclude $67,884 of legally binding minimum lease payments for leases signed, but not yet commenced.

E.PROPERTY AND EQUIPMENT

	February 1, 2025	February 3, 2024

Land	$2,491	$2,491
Building and improvements	43,320	43,173
Office equipment	11,537	11,236
Transportation equipment	21,126	21,100
Leasehold improvements	198,595	186,902
Furniture and fixtures	198,172	188,794
Shipping/receiving equipment	29,397	29,362
Construction-in-progress	5,450	5,979
Total	$510,088	$489,037

F.FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of February 1, 2025 or February 3, 2024. The Company had outstanding letters of credit totaling $2,167 and $3,176 as of February 1, 2025 and February 3, 2024, respectively.

G.INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current income tax expense:
Federal	$52,846	$59,652	$68,003
State	8,826	10,733	11,285
Deferred income tax expense (benefit)	637	(1,089)	1,142
Total	$62,309	$69,296	$80,430

Total income tax expense for the year varies from the amount which would be provided by applying the statutory income tax rate to earnings before income taxes. The primary reasons for this difference (expressed as a percent of pre-tax income) are as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023

Statutory rate	21.0%	21.0%	21.0%
State income tax effect	2.7	2.9	2.7
Other	0.5	0.1	0.3
Effective tax rate	24.2%	24.0%	24.0%

Deferred income tax assets and liabilities are comprised of the following:

	February 1, 2025	February 3, 2024
Deferred income tax assets (liabilities):
Inventory	$5,641	$5,458
Stock-based compensation	5,657	5,417
Accrued compensation	7,002	6,318
Accrued store operating costs	2,880	2,880
Unrealized (gain)/loss on securities	(624)	(207)
Gift certificates redeemable	1,188	1,015
Deferred rent liability	—	—
Property and equipment	(21,744)	(19,802)
Operating lease right-of-use assets	(69,550)	(67,395)
Operating lease liabilities	78,303	75,697
Capitalized research and development costs	51	60
Net deferred income tax asset	$8,804	$9,441

As of February 1, 2025 and February 3, 2024, respectively, the net deferred income tax assets of $8,804 and $9,441 are classified in other assets. There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of February 1, 2025 or February 3, 2024. Fiscal years 2021 through 2024 remain subject to potential federal examination. Additionally, fiscal years 2020 through 2024 are subject to potential examination by various state taxing authorities.

H.RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,485 as of February 1, 2025 and $1,455 as of February 3, 2024, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

J.EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $2,125, $1,918, and $1,840 for fiscal years 2024, 2023, and 2022, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $479, $630, and $615 for fiscal years 2024, 2023, and 2022, respectively.

K.STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of February 1, 2025, 2,958,900 shares were available for grant under the Company’s various restricted stock plans, of which 2,658,900 shares were available for grant to executive officers. Included in the total shares available for grant are 300,000 shares available for grant to non-employee directors under the Company's 2024 Director Restricted Stock Plan. This plan was approved by stockholders at the Company's 2024 annual meeting to replace the Company's 2008 Director Restricted Stock Plan. The Company has not yet granted any shares under the new plan.

Compensation expense was recognized during fiscal 2024, 2023, and 2022 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	February 1, 2025	February 3, 2024	January 28, 2023

Stock-based compensation expense, before tax	$13,135	$13,725	$11,640

Stock-based compensation expense, after tax	$9,956	$10,431	$8,846

Non-vested shares of common stock granted during fiscal 2024 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. Non-vested shares of common stock granted during fiscal 2023 and fiscal 2022 were granted pursuant to the Company's 2005 Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. The 2023 Employee Restricted Stock Plan was approved by stockholders at the Company's 2023 annual meeting to replace the 2005 Restricted Stock Plan. Shares granted under the 2023 Employee Restricted Stock Plan and 2005 Restricted Stock Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under both plans, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended February 1, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	654,256	$40.60
Granted	366,250	37.98
Forfeited	(37,880)	40.20
Vested	(334,668)	39.98
Non-Vested - end of year	647,958	$39.46

As of February 1, 2025, there was $11,030 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 1.9 years. The total fair value of shares vested during fiscal 2024, 2023, and 2022 was $15,337, $13,446, and $12,411 respectively.

L.     EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	February 1, 2025			February 3, 2024			January 28, 2023
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$195,468	49,922	$3.92	$219,919	49,582	$4.44	$254,626	49,269	$5.17
Effect of Dilutive Securities:
Non-vested shares	—	388	(0.03)	—	373	(0.04)	—	362	(0.04)
Diluted EPS	$195,468	50,310	$3.89	$219,919	49,955	$4.40	$254,626	49,631	$5.13
(a)     Shares in thousands.

M.     REVENUES

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious men, women, and kids. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company operated 441 stores located in 42 states throughout the United States as of February 1, 2025.

During fiscal years 2024, 2023, and 2022, online revenues accounted for 16.2%, 16.4%, and 17.1%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10.0% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	February 1, 2025	February 3, 2024	January 28, 2023

Denims	42.5%	40.9%	39.3%
Tops (including sweaters)	29.0	29.3	29.7
Accessories	11.0	10.8	10.0
Footwear	5.3	6.7	9.2
Sportswear/Fashions	5.1	5.4	5.5
Outerwear	2.0	2.2	2.1
Casual bottoms	1.5	1.3	1.1
Youth	3.6	3.4	3.1
Total	100.0%	100.0%	100.0%

N.     SEGMENT REPORTING

The Company's operations are managed at a consolidated level and function as a single operating and reporting segment. The segment generates revenue from the sale of merchandise through its retail stores and e-Commerce platform, all of which are located in the United States. The Company's President and Chief Executive Officer is its Chief Operating Decision Maker ("CODM"). The CODM evaluates the financial performance of the segment to allocate resources, reinvest profits into the business, and make capital allocation decisions based on income from operations and net income, as reported in the consolidated statements of income.

The table below presents the Company's significant segment expenses and results of operations which are regularly reviewed by the CODM:

	Fiscal Years Ended
Income Statement	February 1, 2025	February 3, 2024	January 28, 2023

Net Sales	$1,217,689	$1,261,102	$1,345,187
Merchandise COGS (a)	422,432	444,256	471,736
Other COGS (b)	202,470	197,781	197,448
Personnel Costs (c)	264,991	263,728	260,659
Other Operating Expenses	86,432	84,278	87,212
Income From Operations	241,364	271,059	328,132
Other Income, Net	16,413	18,156	6,924
Income Tax Expense	62,309	69,296	80,430
Net Income	$195,468	219,919	$254,626
(a)    Merchandise COGS represents expenses related to the sale of merchandise, including product costs, inbound freight, and shrinkage.
(b)     Other COGS consists of buying, distribution, warehousing, and occupancy expenses.
(c)     Personnel costs include wages, incentive compensation, benefits, and insurance costs related to store and non-buying related home office teammates.

As the Company operates as a single reportable segment, the additional disclosures required by ASC 280, Segment Reporting, are included in the consolidated financial statements and accompanying notes.

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

Management’s Report on Internal Control Over Financial Reporting - Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of February 1, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated April 2, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 2, 2025

ITEM 9B - OTHER INFORMATION

During the fiscal quarter ended February 1, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2025 Annual Stockholders Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2025 Annual Stockholders Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2025 Annual Stockholders Meeting and in the Notes to Consolidated Financial Statements under Footnote K in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2025 Annual Stockholders Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by Deloitte & Touche LLP (PCAOB ID No. 34), our independent registered public accounting firm, and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2025 Annual Stockholders Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date:	April 2, 2025	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	April 2, 2025	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April, 2025.

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

/s/ BRUCE L. HOBERMAN
Bruce L. Hoberman
Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns

Balance, January 29, 2022	$4	$3,013

Amounts charged to costs and expenses	557	—
Amounts charged to other accounts	—	88,357
Deductions	(557)	(88,391)

Balance, January 28, 2023	$4	$2,979

Amounts charged to costs and expenses	316	—
Amounts charged to other accounts	—	85,207
Deductions	(316)	(85,635)

Balance, February 3, 2024	$4	$2,551

Amounts charged to costs and expenses	299	—
Amounts charged to other accounts	—	81,037
Deductions	(299)	(81,001)

Balance, February 01, 2025	$4	$2,587

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form 8-K filed for the report period December 3, 2021

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended July 29, 2023
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
	(10.2.1)	Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated February 16, 2015 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.2.1 to Form 10-K filed for the fiscal year ended January 31, 2015
	(10.2.2)	Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(10.2.3)	Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated July 26, 2019 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended August 3, 2019
	(10.2.4)	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated July 16, 2021 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 31, 2021
	(10.2.5)	Revolving Line of Credit Note and Sixth Amendment to Credit Agreement, dated July 31, 2023 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2023
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998
	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008

Exhibits			Page Number or Incorporation by Reference to

	(10.8)	2023 Employee Restricted Stock Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 5, 2023
	(10.9)	2024 Director Restricted Stock Plan (*)	Appendix A to Proxy Statement for Annual Meeting held June 3, 2024
	(10.10)	2023 Management Incentive Plan (*)	Exhibit 10.1 to Form 8-K filed for the report period January 26, 2023
	(10.11)	2024 Management Incentive Plan (*)	Exhibit 10.1 to Form 8-K filed for the report period February 1, 2024
	(10.11.1)	First Amendment to 2024 Management Incentive Plan (*)	Exhibit 10.2 to Form 8-K filed for the report period January 30, 2025
	(10.12)	2025 Management Incentive Plan (*)	Exhibit 10.1 to Form 8-K filed for the report period January 30, 2025
	(10.13)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for the 2025 Annual Meeting of Stockholders
	(10.14)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for the 2025 Annual Meeting of Stockholders
	(10.15)	Form of Director Indemnification Agreement	Exhibit 10.12 to Form 10-K filed for the fiscal year ended January 29, 2022

(19)	Insider Trading Policies and Procedures

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97.1)	Clawback Policy		Exhibit 97.1 to Form 10-K filed for the fiscal year ended February 3, 2024

Exhibits		Page Number or Incorporation by Reference to

(101)	Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(104)	Cover page formatted as Inline XBRL and contained in Exhibit 101

(*)	Denotes management contract or compensatory plan or arrangement.