Form 10-Q
period 2025-05-03
BUCKLE INC
filed 2025-06-12
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 6, 2025, was 51,156,966.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 3, 2025	February 1, 2025

CURRENT ASSETS:
Cash and cash equivalents	$268,884	$266,929
Short-term investments	22,883	23,801
Receivables	7,927	6,758
Inventory	132,395	120,789
Prepaid expenses and other assets	23,554	20,932
Total current assets	455,643	439,209

PROPERTY AND EQUIPMENT	518,076	510,088
Less accumulated depreciation and amortization	(365,986)	(364,336)
	152,090	145,752

OPERATING LEASE RIGHT-OF-USE ASSETS	330,014	289,793
LONG-TERM INVESTMENTS	28,275	28,116
OTHER ASSETS	11,307	10,303

Total assets	$977,329	$913,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,015	$45,982
Accrued employee compensation	15,228	46,717
Accrued store operating expenses	23,494	19,266
Gift certificates redeemable	14,753	17,007
Current portion of operating lease liabilities	83,634	78,942
Income taxes payable	17,605	6,018
Total current liabilities	217,729	213,932

DEFERRED COMPENSATION	28,275	28,116
NON-CURRENT OPERATING LEASE LIABILITIES	286,052	247,321
Total liabilities	532,056	489,369

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 51,157,306 and 50,773,556 shares issued and outstanding at May 3, 2025 and February 1, 2025 respectively	512	508
Additional paid-in capital	209,995	205,817
Retained earnings	234,766	217,479
Total stockholders’ equity	445,273	423,804

Total liabilities and stockholders’ equity	$977,329	$913,173

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024

SALES, Net of returns and allowances	$272,121	$262,480

COST OF SALES (Including buying, distribution, and occupancy costs)	145,145	141,783

Gross profit	126,976	120,697

OPERATING EXPENSES:
Selling	67,199	63,726
General and administrative	16,231	14,575
	83,430	78,301

INCOME FROM OPERATIONS	43,546	42,396

OTHER INCOME, Net	3,067	3,754

INCOME BEFORE INCOME TAXES	46,613	46,150

INCOME TAX EXPENSE	11,420	11,307

NET INCOME	$35,193	$34,843

EARNINGS PER SHARE:
Basic	$0.70	$0.70

Diluted	$0.70	$0.69

Basic weighted average shares	50,199	49,854
Diluted weighted average shares	50,541	50,172

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2025

BALANCE, February 2, 2025	50,773,556	$508	$205,817	$217,479	$423,804
Net income	—	—	—	35,193	35,193
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,906)	(17,906)
Issuance of non-vested stock, net of forfeitures	383,750	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,182	—	4,182
BALANCE, May 3, 2025	51,157,306	$512	$209,995	$234,766	$445,273

FISCAL 2024

BALANCE, February 4, 2024	50,445,186	$504	$192,686	$220,030	$413,220
Net income	—	—	—	34,843	34,843
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,774)	(17,774)
Issuance of non-vested stock, net of forfeitures	333,350	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,526	—	3,526
BALANCE, May 4, 2024	50,778,536	$508	$196,208	$237,099	$433,815

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,193	$34,843
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,861	5,422
Amortization of non-vested stock grants, net of forfeitures	4,182	3,526
Deferred income taxes	(1,004)	(846)
Other	166	205
Changes in operating assets and liabilities:
Receivables	(1,329)	1,660
Inventory	(11,606)	(4,371)
Prepaid expenses and other assets	(2,622)	(704)
Accounts payable	16,071	10,817
Accrued employee compensation	(31,489)	(36,060)
Accrued store operating expenses	4,228	4,410
Gift certificates redeemable	(2,254)	(2,297)
Income taxes payable	11,747	11,436
Other assets and liabilities	3,832	1,843

Net cash flows from operating activities	30,976	29,884

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,403)	(10,829)
Purchases of investments	(7,493)	(10,774)
Proceeds from sales/maturities of investments	7,781	8,707

Net cash flows from investing activities	(11,115)	(12,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(17,906)	(17,774)

Net cash flows from financing activities	(17,906)	(17,774)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,955	(786)

CASH AND CASH EQUIVALENTS, Beginning of period	266,929	268,213

CASH AND CASH EQUIVALENTS, End of period	$268,884	$267,427

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 3, 2025 AND MAY 4, 2024
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended February 1, 2025, included in The Buckle, Inc.'s 2024 Form 10-K. The condensed consolidated balance sheet as of February 1, 2025 is derived from audited financial statements.

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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious men, women, and kids. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company had 439 stores located in 42 states throughout the United States as of May 3, 2025 and 440 stores in 42 states as of May 4, 2024. During the thirteen week period ended May 3, 2025, the Company opened no new stores, substantially remodeled 5 stores, and closed 2 stores. During the thirteen week period ended May 4, 2024, the Company opened no new stores, substantially remodeled 5 stores, and closed 4 stores.

For the thirteen week periods ended May 3, 2025 and May 4, 2024, online revenues accounted for 17.0% and 16.9%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 3, 2025	May 4, 2024

Denims	43.7%	43.2%
Tops (including sweaters)	27.2	27.3
Accessories	10.8	10.8
Sportswear/Fashions	7.9	8.1
Footwear	5.3	5.8
Casual bottoms	1.5	1.5
Outerwear	0.8	0.7
Kids	2.8	2.6
Total	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 3, 2025			May 4, 2024
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$35,193	50,199	$0.70	$34,843	49,854	$0.70
Effect of Dilutive Securities:
Non-vested shares	—	342	—	—	318	(0.01)
Diluted EPS	$35,193	50,541	$0.70	$34,843	50,172	$0.69
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of May 3, 2025:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$22,883	$3	$(22)	$—	$22,864

Trading Securities:
Mutual funds	$26,146	$2,129	$—	$—	$28,275

The following is a summary of investments as of February 1, 2025:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,801	$31	$(1)	$—	$23,831

Trading Securities:
Mutual funds	$25,516	$2,600	$—	$—	$28,116

The amortized cost and fair value of debt securities by contractual maturity as of May 3, 2025 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$22,883	$22,864
1 - 5 years	—	—
Total	$22,883	$22,864

As of May 3, 2025 and February 1, 2025, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of May 3, 2025 and February 1, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 3, 2025	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$28,275	$—	$—	$28,275

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2025	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$28,116	$—	$—	$28,116

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 3, 2025, the fair value of held-to-maturity securities was $22,864 compared to the carrying amount of $22,883. As of February 1, 2025, the fair value of held-to-maturity securities was $23,831 compared to the carrying amount of $23,801.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024

Operating lease cost	$25,843	$25,171
Variable lease cost (a)	6,016	6,052
Total lease cost	$31,859	$31,223
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,265	$25,967

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$71,895	$42,737

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of May 3, 2025, the weighted-average remaining lease term was 6.1 years and the weighted-average discount rate was 6.4%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 3, 2025:

Fiscal Year	Operating Leases (a)
2025 (remaining)	$81,133
2026	91,472
2027	65,596
2028	48,399
2029	40,355
Thereafter	125,058
Total lease payments	452,013
Less: Imputed interest	82,327
Total operating lease liability	$369,686
(a)     Operating lease payments exclude $43,769 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 3, 2025 and May 4, 2024 of ($962) and 1,964, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,992 and $2,030 as of May 3, 2025 and February 1, 2025, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 3, 2025 and May 4, 2024 of $677 and $717, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of May 3, 2025, 2,574,460 shares were available for grant under the Company’s various restricted stock plans, of which 2,301,460 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2025 and fiscal 2024 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024

Stock-based compensation expense, before tax	$4,182	$3,526

Stock-based compensation expense, after tax	$3,157	$2,662

Non-vested shares of common stock granted during the thirteen week period ended May 3, 2025 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2024 Director Restricted Stock Plan. Non-vested shares of common stock granted during the thirteen week period ended May 4, 2024 were granted pursuant to the Company’s 2023 Employee Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan.

Shares granted under the 2023 Employee Restricted Stock Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2023 Employee Restricted Stock Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets.

The 2024 Director Restricted Stock Plan was approved by stockholders at the Company's 2024 annual meeting to replace the 2008 Director Restricted Stock Plan. Shares granted under the 2024 Director Restricted Stock Plan vest one-third on the date of the grant and then in equal portions on each of the first two anniversaries of the date of grant. Shares granted under the 2008 Director Plan vest 25% on the date of grant and then in equal portions on each of the first three anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 3, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	647,958	$39.46
Granted	385,900	47.61
Forfeited	(2,150)	42.36
Vested	(73,258)	39.16
Non-Vested - end of quarter	958,450	$42.76

As of May 3, 2025, there was $24,118 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended May 3, 2025 and May 4, 2024 was $3,026 and $2,399, respectively.

9.Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact that this guidance will have on its disclosures.

10.    Segment Reporting

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

The table below presents the Company's significant segment expenses and results of operations which are regularly reviewed by the CODM:

	Thirteen Weeks Ended
Income Statement	May 3, 2025	May 4, 2024

Net Sales	$272,121	$262,480
Merchandise COGS (a)	95,102	93,271
Other COGS (b)	50,043	48,512
Personnel Costs (c)	64,902	59,914
Other Operating Expenses	18,528	18,387
Income From Operations	43,546	42,396
Other Income, Net	3,067	3,754
Income Tax Expense	11,420	11,307
Net Income	$35,193	$34,843
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

Merchandise Margin – Management evaluates the components of merchandise margin including initial markup and the amount of markdowns during a period. Any inability to obtain acceptable levels of initial markups or any significant increase in the Company’s use of markdowns could have an adverse effect on the Company’s gross margin and results of operations. Merchandise margin is net sales less merchandise cost of goods sold (COGS), as further described in Footnote 10, "Segment Reporting".

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 3, 2025	May 4, 2024	Increase/(Decrease)

Net sales	100.0%	100.0%	3.7%
Cost of sales (including buying, distribution, and occupancy costs)	53.3%	54.0%	2.4%
Gross profit	46.7%	46.0%	5.2%
Selling expenses	24.7%	24.3%	5.5%
General and administrative expenses	6.0%	5.5%	11.4%
Income from operations	16.0%	16.2%	2.7%
Other income, net	1.1%	1.4%	(18.3)%
Income before income taxes	17.1%	17.6%	1.0%
Income tax expense	4.2%	4.3%	1.0%
Net income	12.9%	13.3%	1.0%

Net sales increased from $262.5 million in the first quarter of fiscal 2024 to $272.1 million in the first quarter of fiscal 2025, a 3.7% increase. Comparable store net sales for the thirteen week quarter ended May 3, 2025 increased 3.0% from comparable store net sales for the prior year thirteen week period ended May 4, 2024. The increase in total sales for the period was the result of a 2.4% increase in the number of transactions, a 0.2% increase in the average number of units sold per transaction, and a 1.1% increase in the average unit retail. Online sales for the quarter increased 4.5% to $46.4 million for the thirteen week period ended May 3, 2025, compared to $44.4 million for the thirteen week period ended May 4, 2024.

The Company's average retail price per piece of merchandise sold increased $0.53, or 1.1%, during the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024. This $0.53 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.9% increase in average denim price points ($0.63) along with increased average price points across several other merchandise categories ($0.21), which were partially offset by a shift in the merchandise mix (-$0.31). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $127.0 million in the first quarter of fiscal 2025, compared to $120.7 million in the first quarter of fiscal 2024. As a percentage of net sales, gross profit was 46.7% in the first quarter of fiscal 2025, compared to 46.0% in the first quarter of fiscal 2024. The current quarter gross margin increase was the result of an increase in merchandise margins (0.60%, as a percentage of net sales) along with leveraged buying, distribution, and occupancy expenses (0.10%, as a percentage of net sales).

Selling, general, and administrative expenses were 30.7% of net sales for the first quarter of fiscal 2025, compared to 29.8% for the first quarter of fiscal 2024. The increase was the result of increases in incentive compensation accruals (0.45%, as a percentage of net sales), health insurance related costs (0.25%, as a percentage of net sales), equity compensation expense (0.20%, as a percentage of net sales), and certain other selling, general, and administrative expense categories (0.40%, as a percentage of net sales). These increases were partially offset by reductions in expense related to e-Commerce shipping expenses (0.25%, as a percentage of net sales) and certain marketing expenses (0.15%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $43.5 million, or 16.0% of net sales, for the first quarter of fiscal 2025, compared to income from operations of $42.4 million, or 16.2% of net sales, for the first quarter of fiscal 2024. Income tax expense as a percentage of pre-tax income was 24.5% for the first quarter of both fiscal 2025 and fiscal 2024, bringing the Company's net income to $35.2 million in the first quarter of fiscal 2025, compared to $34.8 million in the first quarter of fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of May 3, 2025, the Company had working capital of $237.9 million, including $268.9 million of cash and cash equivalents and $22.9 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2025 and fiscal 2024, the Company's cash flow from operations was $31.0 million and $29.9 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2025 and 2024, the Company invested $10.0 million and $10.5 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.4 million and $0.3 million in the first quarter of fiscal 2025 and 2024, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2025, the Company anticipates opening 7 new stores and completing an additional 16 full store remodels. Management estimates that total capital expenditures during fiscal 2025 will be approximately $50.0 to $55.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of May 3, 2025, had total cash and investments of $320.0 million, including $28.3 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. The Company is in the process of extending the maturity date of its existing line of credit facility. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2025 or 2024. The Company had no bank borrowings as of May 3, 2025 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 3, 2025 have not changed materially from those utilized for the fiscal year ended February 1, 2025, included in The Buckle Inc.’s 2024 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $14.8 million and $17.0 million as of May 3, 2025 and February 1, 2025, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $3.9 million as of May 3, 2025 and $2.6 million as of February 1, 2025.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of May 3, 2025 and February 1, 2025, $9.7 million and $10.3 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $9.7 million as of May 3, 2025 and $9.2 million as of February 1, 2025.

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

The following table identifies the material obligations and commitments as of May 3, 2025:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2025 (remaining)	2026-2027	2028-2029	Thereafter

Purchase obligations	$19,198	$10,580	$7,331	$1,287	$—
Deferred compensation	28,275	—	—	—	28,275
Operating lease payments (a)	452,013	81,133	157,068	88,754	125,058
Total contractual obligations	$499,486	$91,713	$164,399	$90,041	$153,333
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2025 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2025 or the first quarter of fiscal 2024. The Company had outstanding letters of credit totaling $1.1 million and $2.2 million as of May 3, 2025 and February 1, 2025, respectively. The Company has no other off-balance sheet arrangements.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 3, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb 2, 2025 to Mar 1, 2025	-	-	-	410,655
Mar 2, 2025 to Apr 5, 2025	-	-	-	410,655
Apr 6, 2025 to May 3, 2025	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:

During the fiscal quarter ended May 3, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 12, 2025	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 12, 2025	By:	/s/ THOMAS B. HEACOCK
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
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101