Form 10-Q
period 2025-08-02
BUCKLE INC
filed 2025-09-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2025
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of September 5, 2025, was 51,156,626.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	August 2, 2025	February 1, 2025

CURRENT ASSETS:
Cash and cash equivalents	$297,811	$266,929
Short-term investments	22,118	23,801
Receivables	7,704	6,758
Inventory	142,486	120,789
Prepaid expenses and other assets	23,183	20,932
Total current assets	493,302	439,209

PROPERTY AND EQUIPMENT	527,716	510,088
Less accumulated depreciation and amortization	(368,933)	(364,336)
	158,783	145,752

OPERATING LEASE RIGHT-OF-USE ASSETS	334,703	289,793
LONG-TERM INVESTMENTS	29,630	28,116
OTHER ASSETS	12,214	10,303

Total assets	$1,028,632	$913,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$72,630	$45,982
Accrued employee compensation	30,030	46,717
Accrued store operating expenses	28,087	19,266
Gift certificates redeemable	13,582	17,007
Current portion of operating lease liabilities	82,489	78,942
Income taxes payable	2,736	6,018
Total current liabilities	229,554	213,932

DEFERRED COMPENSATION	29,630	28,116
NON-CURRENT OPERATING LEASE LIABILITIES	293,293	247,321
Total liabilities	552,477	489,369

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 51,156,626 and 50,773,556 shares issued and outstanding at August 2, 2025 and February 1, 2025 respectively	512	508
Additional paid-in capital	213,775	205,817
Retained earnings	261,868	217,479
Total stockholders’ equity	476,155	423,804

Total liabilities and stockholders’ equity	$1,028,632	$913,173

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

SALES, Net of returns and allowances	$305,737	$282,392	$577,858	$544,872

COST OF SALES (Including buying, distribution, and occupancy costs)	160,728	149,858	305,873	291,641

Gross profit	145,009	132,534	271,985	253,231

OPERATING EXPENSES:
Selling	73,900	70,742	141,099	134,468
General and administrative	14,768	13,532	30,999	28,107
	88,668	84,274	172,098	162,575

INCOME FROM OPERATIONS	56,341	48,260	99,887	90,656

OTHER INCOME, Net	3,270	3,733	6,337	7,487

INCOME BEFORE INCOME TAXES	59,611	51,993	106,224	98,143

INCOME TAX EXPENSE	14,605	12,738	26,025	24,045

NET INCOME	$45,006	$39,255	$80,199	$74,098

EARNINGS PER SHARE:
Basic	$0.90	$0.79	$1.60	$1.49

Diluted	$0.89	$0.78	$1.59	$1.48

Basic weighted average shares	50,199	49,854	50,199	49,854
Diluted weighted average shares	50,627	50,221	50,584	50,197

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2025

BALANCE, May 4, 2025	51,157,306	$512	$209,995	$234,766	$445,273
Net income	—	—	—	45,006	45,006
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,904)	(17,904)
Issuance of non-vested stock, net of forfeitures	(680)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,780	—	3,780
BALANCE, August 2, 2025	51,156,626	$512	$213,775	$261,868	$476,155

BALANCE, February 2, 2025	50,773,556	$508	$205,817	$217,479	$423,804
Net income	—	—	—	80,199	80,199
Dividends paid on common stock, ($0.70 per share)	—	—	—	(35,810)	(35,810)
Issuance of non-vested stock, net of forfeitures	383,070	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	7,962	—	7,962
BALANCE, August 2, 2025	51,156,626	$512	$213,775	$261,868	$476,155

FISCAL 2024

BALANCE, May 5, 2024	50,778,536	$508	$196,208	$237,099	$433,815
Net income	—	—	—	39,255	39,255
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,769)	(17,769)
Issuance of non-vested stock, net of forfeitures	(4,740)	—	—	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	3,343	—	3,343
BALANCE, August 3, 2024	50,773,796	$508	$199,551	$258,585	$458,644

BALANCE, February 4, 2024	50,445,186	$504	$192,686	$220,030	$413,220
Net income	—	—	—	74,098	74,098
Dividends paid on common stock, ($0.70 per share)	—	—	—	(35,543)	(35,543)
Issuance of non-vested stock, net of forfeitures	328,610	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	6,869	—	6,869
BALANCE, August 3, 2024	50,773,796	$508	$199,551	$258,585	$458,644

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,199	$74,098
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,991	11,089
Amortization of non-vested stock grants, net of forfeitures	7,962	6,869
Deferred income taxes	(1,911)	(1,649)
Other	290	613
Changes in operating assets and liabilities:
Receivables	(1,035)	1,163
Inventory	(21,697)	(5,128)
Prepaid expenses and other assets	(2,251)	(2,116)
Accounts payable	24,775	16,966
Accrued employee compensation	(16,687)	(25,349)
Accrued store operating expenses	8,821	7,036
Gift certificates redeemable	(3,425)	(3,453)
Income taxes payable	(3,193)	(4,836)
Other assets and liabilities	5,573	2,185

Net cash flows from operating activities	89,412	77,488

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(23,439)	(22,302)
Purchases of investments	(16,551)	(22,651)
Proceeds from sales/maturities of investments	17,270	22,061

Net cash flows from investing activities	(22,720)	(22,892)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(35,810)	(35,543)

Net cash flows from financing activities	(35,810)	(35,543)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,882	19,053

CASH AND CASH EQUIVALENTS, Beginning of period	266,929	268,213

CASH AND CASH EQUIVALENTS, End of period	$297,811	$287,266

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 2025 AND AUGUST 3, 2024
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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious men, women, and kids. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company had 440 stores located in 42 states throughout the United States as of August 2, 2025 and 440 stores in 42 states as of August 3, 2024. During the twenty-six week period ended August 2, 2025, the Company opened 2 new stores, substantially remodeled 9 stores, and closed 3 stores, which includes 2 new stores, 4 substantially remodeled stores, and 1 closed store for the second quarter. During the twenty-six week period ended August 3, 2024, the Company opened 2 new stores, substantially remodeled 12 stores, and closed 6 stores, which includes 2 new stores, 7 substantially remodeled stores, and 2 closed stores for the second quarter.

For the thirteen week periods ended August 2, 2025 and August 3, 2024, online revenues accounted for 14.3% and 13.1%, respectively, of the Company's net sales. For the twenty-six week periods ended August 2, 2025 and August 3, 2024, online revenues accounted for 15.6% and 14.9%, respectively. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Merchandise Group	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

Denims	36.1%	35.3%	39.7%	39.1%
Tops (including sweaters)	29.5	29.9	28.4	28.6
Accessories	11.8	11.7	11.3	11.3
Sportswear/Fashions	11.0	12.2	9.6	10.2
Footwear	5.0	5.5	5.1	5.7
Casual bottoms	1.7	1.1	1.6	1.3
Outerwear	0.4	0.3	0.6	0.5
Kids	4.5	4.0	3.7	3.3
Total	100.0%	100.0%	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	August 2, 2025			August 3, 2024
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$45,006	50,199	$0.90	$39,255	49,854	$0.79
Effect of Dilutive Securities:
Non-vested shares	—	428	(0.01)	—	367	(0.01)
Diluted EPS	$45,006	50,627	$0.89	$39,255	50,221	$0.78

	Twenty-Six Weeks Ended			Twenty-Six Weeks Ended
	August 2, 2025			August 3, 2024
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$80,199	50,199	$1.60	$74,098	49,854	$1.49
Effect of Dilutive Securities:
Non-vested shares	—	385	(0.01)	—	343	(0.01)
Diluted EPS	$80,199	50,584	$1.59	$74,098	50,197	$1.48
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of August 2, 2025:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$22,118	$33	$—	$—	$22,151

Trading Securities:
Mutual funds	$26,480	$3,150	$—	$—	$29,630

The following is a summary of investments as of February 1, 2025:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,801	$31	$(1)	$—	$23,831

Trading Securities:
Mutual funds	$25,516	$2,600	$—	$—	$28,116

The amortized cost and fair value of debt securities by contractual maturity as of August 2, 2025 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$22,118	$22,151
1 - 5 years	—	—
Total	$22,118	$22,151

As of August 2, 2025 and February 1, 2025, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of August 2, 2025 and February 1, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
August 2, 2025	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$29,630	$—	$—	$29,630

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2025	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$28,116	$—	$—	$28,116

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of August 2, 2025, the fair value of held-to-maturity securities was $22,151 compared to the carrying amount of $22,118. As of February 1, 2025, the fair value of held-to-maturity securities was $23,831 compared to the carrying amount of $23,801.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

Operating lease cost	$26,585	$25,490	$52,428	$50,661
Variable lease cost (a)	4,117	4,231	10,133	10,283
Total lease cost	$30,702	$29,721	$62,561	$60,944
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases with periods of less than twelve months.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,741	$26,141	$53,006	$52,108

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$45,555	$32,729	$117,450	$75,466

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of August 2, 2025, the weighted-average remaining lease term was 6.2 years and the weighted-average discount rate was 6.4%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of August 2, 2025:

Fiscal Year	Operating Leases (a)
2025 (remaining)	$54,920
2026	97,224
2027	71,084
2028	53,337
2029	44,494
Thereafter	140,087
Total lease payments	461,146
Less: Imputed interest	85,364
Total operating lease liability	$375,782
(a)     Operating lease payments exclude $26,878 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the twenty-six week periods ended August 2, 2025 and August 3, 2024 of ($1,873) and $104, respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $3,903 and $2,030 as of August 2, 2025 and February 1, 2025, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the twenty-six week periods ended August 2, 2025 and August 3, 2024 of $31,129 and $30,530, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of August 2, 2025, 2,574,780 shares were available for grant under the Company’s various restricted stock plans, of which 2,301,780 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2025 and fiscal 2024 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

Stock-based compensation expense, before tax	$3,780	$3,343	$7,962	$6,869

Stock-based compensation expense, after tax	$2,854	$2,524	$6,011	$5,186

Non-vested shares of common stock granted during the twenty-six week period ended August 2, 2025 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2024 Director Restricted Stock Plan. Non-vested shares of common stock granted during the twenty-six week period ended August 3, 2024 were granted pursuant to the Company’s 2023 Employee Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan.

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the twenty-six week period ended August 2, 2025 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	647,958	$39.46
Granted	385,900	47.61
Forfeited	(2,830)	41.70
Vested	(73,258)	39.16
Non-Vested - end of quarter	957,770	$42.76

As of August 2, 2025, there was $20,338 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during the twenty-six week periods ended August 2, 2025 and August 3, 2024 was $3,026 and $2,399, respectively.

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

The table below presents the Company's significant segment expenses and results of operations which are regularly reviewed by the CODM:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Income Statement	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024

Net Sales	$305,737	$282,392	$577,858	$544,872
Merchandise COGS (a)	108,016	100,022	203,118	193,293
Other COGS (b)	52,712	49,836	102,755	98,348
Personnel Costs (c)	69,311	62,944	134,213	122,858
Other Operating Expenses	19,357	21,330	37,885	39,717
Income From Operations	56,341	48,260	99,887	90,656
Other Income, Net	3,270	3,733	6,337	7,487
Income Tax Expense	14,605	12,738	26,025	24,045
Net Income	$45,006	$39,255	$80,199	$74,098
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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage	For Twenty-Six Weeks Ended		Percentage
	August 2, 2025	August 3, 2024	Increase/(Decrease)	August 2, 2025	August 3, 2024	Increase/(Decrease)

Net sales	100.0%	100.0%	8.3%	100.0%	100.0%	6.1%
Cost of sales (including buying, distribution, and occupancy costs)	52.6%	53.1%	7.3%	52.9%	53.5%	4.9%
Gross profit	47.4%	46.9%	9.4%	47.1%	46.5%	7.4%
Selling expenses	24.2%	25.0%	4.5%	24.4%	24.7%	4.9%
General and administrative expenses	4.8%	4.8%	9.1%	5.4%	5.2%	10.3%
Income from operations	18.4%	17.1%	16.7%	17.3%	16.6%	10.2%
Other income, net	1.1%	1.3%	(12.4)%	1.1%	1.4%	(15.4)%
Income before income taxes	19.5%	18.4%	14.6%	18.4%	18.0%	8.2%
Income tax expense	4.8%	4.5%	14.6%	4.5%	4.4%	8.2%
Net income	14.7%	13.9%	14.6%	13.9%	13.6%	8.2%

Net sales increased from $282.4 million in the second quarter of fiscal 2024 to $305.7 million in the second quarter of fiscal 2025, an 8.3% increase. Comparable store net sales for the thirteen week quarter ended August 2, 2025 increased 7.3% from comparable store net sales for the prior year thirteen week period ended August 3, 2024. Total sales growth for the period was the result of a 6.8% increase in the number of transactions and a 3.1% increase in the average unit retail, partially offset by a 1.7% reduction in the average number of units sold per transaction. Online sales for the quarter increased 17.7% to $43.6 million for the thirteen week period ended August 2, 2025, compared to $37.0 million for the thirteen week period ended August 3, 2024.

Net sales increased from $544.9 million for the first two quarters of fiscal 2024 to $577.9 million for the first two quarters of fiscal 2025, a 6.1% increase. Comparable store net sales for the twenty-six week period ended August 2, 2025 increased 5.2% from comparable store net sales for the prior year twenty-six week period ended August 3, 2024. Total sales growth for the year-to-date period was the result of a 4.7% increase in the number of transactions and a 2.1% increase in the average unit retail, partially offset by a 0.8% reduction in the average number of units sold per transaction. Online sales for the year-to-date period increased 10.5% to $90.0 million for the twenty-six week period ended August 2, 2025 compared to $81.4 million for the twenty-six week period ended August 3, 2024.

The Company's average retail price per piece of merchandise sold increased $1.43, or 3.1%, during the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024. This $1.43 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.5% increase in average denim price points ($0.41), a 1.9% increase in average knit shirt price points ($0.20), an 8.0% increase in average footwear price points ($0.18), a 3.0% increase in average accessories price points ($0.16), increased average price points across several other merchandise categories ($0.28), and a shift in the merchandise mix ($0.20). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

For the year-to-date period, the Company's average retail price per piece of merchandise sold increased $0.99, or 2.1%, compared to the same period in fiscal 2024. This $0.99 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 2.7% increase in average denim price points ($0.51), a 1.4% increase in average knit shirt price points ($0.15), a 5.2% increase in average footwear price points ($0.12), a 2.1% increase in average accessories price points ($0.12), and increased average price points across several other merchandise categories ($0.15), which were partially offset by a shift in the merchandise mix (-$0.06). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $145.0 million in the second quarter of fiscal 2025, compared to $132.5 million in the second quarter of fiscal 2024. As a percentage of net sales, gross profit was 47.4% in the second quarter of fiscal 2025, compared to 46.9% in the second quarter of fiscal 2024. The current quarter gross margin increase was the result of an increase in merchandise margins (0.10%, as a percentage of net sales) along with leveraged buying, distribution, and occupancy expenses (0.40%, as a percentage of net sales).

Year-to-date, gross profit was $272.0 million for the twenty-six week period ended August 2, 2025, compared to $253.2 million for the twenty-six week period ended August 3, 2024. As a percentage of net sales, gross profit was 47.1% for the first two quarters of fiscal 2025, compared to 46.5% for the first two quarters of fiscal 2024. The year-to-date gross margin increase was the result of an increase in merchandise margins (0.30%, as a percentage of net sales) along with leveraged buying, distribution and occupancy expenses (0.30%, as a percentage of net sales).

Selling, general, and administrative expenses were 29.0% of net sales for the second quarter of fiscal 2025, compared to 29.8% for the second quarter of fiscal 2024. The decrease, as a percentage of net sales, was the result of reductions related to non-recurring digital commerce investments made a year ago (0.65%, as a percentage of net sales), store labor related expenses (0.45%, as a percentage of net sales), and certain other selling, general, and administrative expense categories (0.55%, as a percentage of net sales), which were partially offset by an increase in expense related to incentive compensation accruals (0.85%, as a percentage of net sales).

For the 26-week year-to-date period, selling, general, and administrative expenses were 29.8% of net sales for fiscal 2025, compared to 29.9% for the same period in fiscal 2024. The decrease, as a percentage of net sales, was the result of reductions related to non-recurring digital commerce investments made a year ago (0.35%, as a percentage of net sales), store labor-related expenses (0.25%, as a percentage of net sales), and certain other selling, general, and administrative expense categories (0.15%, as a percentage of net sales), which were partially offset by an increase in expense related to incentive compensation accruals (0.65%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $56.3 million, or 18.4% of net sales, for the second quarter of fiscal 2025, compared to income from operations of $48.3 million, or 17.1% of net sales, for the second quarter of fiscal 2024. Income tax expense as a percentage of pre-tax income was 24.5% for the second quarter of both fiscal 2025 and fiscal 2024, bringing the Company's net income to $45.0 million in the second quarter of fiscal 2025, compared to $39.3 million in the second quarter of fiscal 2024.

Year-to-date, income from operations was $99.9 million for the twenty-six week period ended August 2, 2025 compared to $90.7 million for the twenty-six week period ended August 3, 2024. Income from operations was 17.3% of net sales for the first two quarters of fiscal 2025 compared to 16.6% of net sales for the first two quarters of fiscal 2024. Income tax expense as a percentage of pre-tax income was 24.5% for both the first two quarters of fiscal 2025 and the first two quarters of fiscal 2024, bringing year-to-date net income to $80.2 million for fiscal 2025 compared to $74.1 million for fiscal 2024.

LIQUIDITY AND CAPITAL RESOURCES

As of August 2, 2025, the Company had working capital of $263.7 million, including $297.8 million of cash and cash equivalents and $22.1 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first two quarters of fiscal 2025 and fiscal 2024, the Company's cash flow from operations was $89.4 million and $77.5 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses.

The uses of cash for both twenty-six week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first two quarters of fiscal 2025 and 2024, the Company invested $20.2 million and $21.8 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $3.2 million and $0.5 million in the first two quarters of fiscal 2025 and 2024, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2025, the Company anticipates opening 4 new stores and completing an additional 12 full store remodels. Management estimates that total capital expenditures during fiscal 2025 will be approximately $50.0 to $55.0 million, which includes primarily planned store projects and technology investments. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of August 2, 2025, had total cash and investments of $349.6 million, including $29.6 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first two quarters of fiscal 2025 or 2024. The Company had no bank borrowings as of August 2, 2025 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended August 2, 2025 have not changed materially from those utilized for the fiscal year ended February 1, 2025, included in The Buckle Inc.’s 2024 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $13.6 million and $17.0 million as of August 2, 2025 and February 1, 2025, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $4.7 million as of August 2, 2025 and $2.6 million as of February 1, 2025.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of August 2, 2025 and February 1, 2025, $9.8 million and $10.3 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $9.4 million as of August 2, 2025 and $9.2 million as of February 1, 2025.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Several tax reform provisions were included in the OBBBA that amend, eliminate, or extend various tax rules. The Company is currently evaluating the impact of these tax law changes on its consolidated financial statements.

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

The following table identifies the material obligations and commitments as of August 2, 2025:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2025 (remaining)	2026-2027	2028-2029	Thereafter

Purchase obligations	$20,588	$9,615	$9,652	$1,321	$—
Deferred compensation	29,630	—	—	—	29,630
Operating lease payments (a)	461,146	54,920	168,308	97,831	140,087
Total contractual obligations	$511,364	$64,535	$177,960	$99,152	$169,717
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first two quarters of fiscal 2025 or the first two quarters of fiscal 2024. The Company had outstanding letters of credit totaling $3.8 million and $2.2 million as of August 2, 2025 and February 1, 2025, respectively. The Company has no other off-balance sheet arrangements.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended August 2, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

May 4, 2025 to May 31, 2025	-	-	-	410,655
June 1, 2025 to July 5, 2025	-	-	-	410,655
July 6, 2025 to Aug 2, 2025	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:

During the fiscal quarter ended August 2, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

Item 6.    Exhibits:

Exhibit 10.1	Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement, dated July 31, 2025 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	September 11, 2025	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	September 11, 2025	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

EXHIBIT INDEX

Exhibit 10.1	Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement, dated July 31, 2025 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101