Form 10-K
period 2026-01-31
BUCKLE INC
filed 2026-04-01
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2026

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

The aggregate market value (based on the closing price of the New York Stock Exchange) of the common stock of the registrant held by non-affiliates of the registrant was $1,523,351,809 on August 2, 2025. For purposes of this response, executive officers and directors are deemed to be the affiliates of the Registrant and the holdings by non-affiliates was computed as 30,943,567 shares.

The number of shares outstanding of the Registrant's Common Stock, as of March 27, 2026, was 51,518,086.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III.

THE BUCKLE, INC.
FORM 10-K
January 31, 2026

PART I

ITEM 1 - BUSINESS

The Buckle, Inc. (the "Company") is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious men, women, and kids. As of January 31, 2026, the Company operated 440 retail stores in 42 states throughout the United States under the names "Buckle" and "Buckle Youth." The Company markets a wide selection of casual apparel including denims, other casual bottoms, tops, sportswear, outerwear, accessories, and footwear. The Company emphasizes personalized attention to its customers and provides customer services such as free hemming, free gift-packaging, the Buckle private label credit card, and a guest loyalty program. Most stores are located in regional shopping malls and lifestyle centers. In recent years, however, the Company has successfully relocated several of its stores in smaller and middle markets from enclosed malls into power center locations, with continued plans for pursuing more such relocation opportunities in the future. The majority of the Company's central office functions, including purchasing, pricing, accounting, marketing, and distribution, are controlled from its corporate offices and distribution center in Kearney, Nebraska. The Company’s men’s buying team is located in Overland Park, Kansas.

Incorporated in Nebraska in 1948, the Company commenced business under the name Mills Clothing, Inc., a conventional men's clothing store with only one location. In 1967, a second store, under the trade name Brass Buckle, was purchased. In the early 1970s, the store image changed to that of a jeans store with a wide selection of denims and shirts. The first branch store was opened in Columbus, Nebraska, in 1976. In 1977, the Company began selling young women's apparel and opened its first mall store. The Company changed its corporate name to The Buckle, Inc. on April 23, 1991 and has experienced significant growth since that time, operating 440 stores in 42 states at the end of fiscal 2025. All references herein to fiscal 2025 refer to the 52-week period ended January 31, 2026. Fiscal 2024 refers to the 52-week period ended February 1, 2025 and fiscal 2023 refers to the 53-week period ended February 3, 2024. All references herein to the “Company”, “Buckle”, “we”, “us”, or similar terms refer to The Buckle, Inc. and its subsidiary.

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

Merchandising

The Company's merchandising strategy is designed to create loyalty by offering a wide selection of key brand name and private label merchandise and providing a broad range of value-added services. The Company believes it provides a unique specialty apparel store experience with merchandise designed to appeal to the fashion-conscious 15 to 30-year old. The merchandise mix includes denims, casual bottoms, tops, sportswear, outerwear, accessories, and footwear. Denim is a significant contributor to total sales (42.5% of fiscal 2025 net sales) and is a key to the Company's merchandising strategy. The Company believes it attracts guests with its wide selection of branded and private label denim and a wide variety of fits, finishes, sizes, and styles. Tops are also significant contributors to total sales (28.9% of fiscal 2025 net sales). The Company strives to provide a continually changing selection of the latest casual fashions.

The percentage of net sales over the past three fiscal years of the Company's major product lines are set forth in the following table:

	Fiscal Years Ended
Merchandise Group	January 31, 2026	February 1, 2025	February 3, 2024

Denims	42.5%	42.5%	40.9%
Tops (including sweaters)	28.9	29.0	29.3
Accessories	10.9	11.0	10.8
Footwear	4.9	5.3	6.7
Sportswear/fashions	4.8	5.1	5.4
Outerwear	2.2	2.0	2.2
Casual bottoms	1.9	1.5	1.3
Kids	3.9	3.6	3.4
Total	100.0%	100.0%	100.0%

Brand name merchandise accounted for approximately 53% of the Company's net sales during fiscal 2025. The remaining balance is comprised of private label merchandise from exclusive brands including BKE, Buckle Black, Ace High, Daytrip, Departwest, FITZ + EDDI, Freshwear, Gentry Country, Gilded Intent, Gimmicks, J.B. Holt, Maven Co-op, Modish Rebel, Nova Industries, Outpost Makers, Reclaim, Salvage, Sterling & Stitch, Veece, Willow & Root, 33 Coastal, and Funk Lagoon. The Company's merchandisers continually work with manufacturers and vendors to produce brand name merchandise, the majority of which they believe is exclusive in terms of color, style, and fit. While the brands offered by the Company change to meet current customer preferences, the Company currently offers denims from brands such as Vervet by Flying Monkey, Hidden, Levi’s, Miss Me, Rock Revival, Wrangler, and 7 For All Mankind. Other key brands include Affliction, American Fighter, Ariat, Billabong, Birkenstock, Free People, Goorin Bros., Hey Dude, Hooey, Howitzer, Hurley, K. Swiss, Kimes Ranch, Lost Calf, Mia, Oakley, Old Row, Pendleton, Ray-Ban, Reebok, Ridge, RVCA, SOREL, Steve Madden, Sullen, Very G, White Crow, and Z Supply.

Management believes the Company provides a unique store environment by maintaining a high level of personalized service and by offering a wide selection of fashionable, quality merchandise. The Company believes it is essential to create an enjoyable shopping environment and, in order to fulfill this mission, it employs highly motivated employees who provide personal attention to customers. Each salesperson is educated to help create a complete look for the customer by helping them find the best fits and showing merchandise as coordinating outfits. The Company also incorporates specialized services such as free hemming, free gift-packaging, a guest loyalty program, the Buckle private label credit card, personalized stylist services, and a special order system that allows stores to obtain specifically requested merchandise from other Company stores or from the Company's online order fulfillment center.

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

Marketing

In fiscal 2025, the Company spent $23.2 million, or 1.8% of net sales, on targeted seasonal marketing campaigns, digital marketing efforts, and in-store point-of-sale materials. A coordinated effort to amplify value and relevance through brand image, voice, and experience is presented through store window displays, seasonal and product-level signage throughout the store, and on digital commerce and experience platforms. Promotions such as special, seasonal events combined with gift-with-purchase offers are offered to enhance the guest’s shopping experience. Seasonal guides, featuring current fashion trends and product selection, are distributed in the stores, at special events, and in new markets. Additionally, Buckle partners with key merchandise vendors on joint marketing and promotional opportunities that expand the marketing reach and position Buckle as the first-choice for these specialty branded fashions.

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

Store Operations

The Company has 4 Vice Presidents of Sales, 3 Directors of Sales, 13 Regional Managers, 22 District Managers, and 77 Area Managers. Certain district managers and all area managers also serve as manager of their home base store. In general, each store has 1 manager, 1 or 2 assistant managers, 1 to 3 additional full-time salespeople, and up to 20 part-time salespeople. Most stores have peak levels of staff during the back-to-school and holiday seasons. Almost every location also employs an alterations person.

The Company has established a comprehensive program stressing the prevention and control of shrinkage losses. Steps taken to reduce shrinkage include monitoring returns, cash refunds, voids, inappropriate discounts, and employee sales. The Company also has electronic article surveillance systems in all of the Company’s stores as well as surveillance camera systems in approximately 99% of the stores. As a result, the Company achieved a merchandise shrinkage rate of 0.4% of net sales in fiscal 2025, 0.5% of net sales in fiscal 2024, and 0.5% of net sales in fiscal 2023.

The average store is approximately 5,600 square feet (of which the Company estimates an average of approximately 80% is selling space), and stores range in size from 2,327 square feet to 12,000 square feet.

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

In fiscal 2025, Axis Denim (which produces private label denim for the Company) accounted for 20.6% of net sales. No other vendor accounted for more than 10% of the Company’s net sales.

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

Store Locations and Expansion Strategies

As of January 31, 2026, the Company operated 440 stores in 42 states. The existing stores are in 3 downtown locations, 85 strip centers, 67 lifestyle centers, and 285 shopping malls. The Company anticipates opening 14 new stores in fiscal 2026. The following table lists the location of existing stores as of January 31, 2026:

Location of Stores
State	Number of Stores	State	Number of Stores	State	Number of Stores

Alabama	8	Maryland	1	Oregon	5
Alaska	1	Michigan	16	Pennsylvania	9
Arizona	13	Minnesota	10	South Carolina	5
Arkansas	7	Mississippi	7	South Dakota	3
California	14	Missouri	17	Tennessee	13
Colorado	12	Montana	5	Texas	55
Florida	20	Nebraska	12	Utah	11
Georgia	11	Nevada	4	Virginia	4
Idaho	9	New Jersey	1	Washington	14
Illinois	15	New Mexico	5	West Virginia	6
Indiana	16	New York	4	Wisconsin	10
Iowa	15	North Carolina	11	Wyoming	2
Kansas	15	North Dakota	4	Total	440
Kentucky	7	Ohio	21
Louisiana	11	Oklahoma	11

Over the past ten years, Buckle has opened a total of 40 new stores and closed 68, with the number of openings and closings in a given year being based on local economic conditions and available opportunities. The Company intends to open new stores only when management believes there is a reasonable expectation of satisfactory results.

The following table sets forth information regarding store openings and closings from the beginning of fiscal 2016 through the end of fiscal 2025:

Total Number of Stores Per Year
Fiscal Year	Open at start of year	Opened in Current Year	Closed in Current Year	Open at end of year

2016	468	5	6	467
2017	467	2	12	457
2018	457	—	7	450
2019	450	2	4	448
2020	448	3	8	443
2021	443	1	4	440
2022	440	4	3	441
2023	441	9	6	444
2024	444	8	11	441
2025	441	6	7	440

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

The Company generally seeks sites of 5,000 to 7,500 square feet for its stores. The projected cost of opening a store is approximately $1.6 million, including construction costs of approximately $1.3 million (prior to any construction allowance received) and inventory costs of approximately $0.3 million, net of accounts payable.

The Company anticipates opening 14 new stores during fiscal 2026 and expects to complete approximately 13 full remodels. Year-to-date through March 27, 2026, the Company has opened 1 new store and closed 1 store in fiscal 2026, with no additional store closings currently planned for the remainder of the year. The construction costs for a full remodel are comparable to those of a new store. The Company also plans to complete several smaller store remodeling projects during fiscal 2026. The Company anticipates capital spending of approximately $60.0 to $65.0 million during fiscal 2026, which includes primarily planned store projects and technology investments.

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

Teammate Demographics. As of January 31, 2026, the Company had approximately 8,000 teammates, of which approximately 2,900 were full-time. Of the total number of teammates, approximately 700 were employed at the corporate offices and in the distribution center. The Company has an experienced management team and most of the management team, from store managers through senior management, began work for the Company on the sales floor. The Company experiences high turnover of store and distribution center teammates, primarily due to the number of part-time teammates. However, the Company has not experienced significant difficulty in hiring qualified personnel.

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

In the women's merchandise area, the Company competes primarily with specialty retailers such as Abercrombie & Fitch, Altar'd State, American Eagle Outfitters, Boot Barn, Free People, Garage, H&M, Hollister, Journey's, Lulus, Madewell, Maurices, PacSun, Scheels, Tilly's, Urban Outfitters, Zara, and Gap. The women's market also competes with department stores, such as Dillards, Macy’s, Nordstrom, and certain local or regional department stores and small specialty boutiques, as well as with direct-to-consumer brands and online retailers.

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

Seasonality

The Company's business is seasonal, with the holiday season (from approximately November 15 to December 30) and the back-to-school season (from approximately July 15 to September 1) historically contributing the greatest volume of net sales. For fiscal years 2025, 2024, and 2023, the holiday and back-to-school seasons accounted for approximately 35% of the Company's fiscal year net sales.

Trademarks

“BUCKLE”, “BUCKLE BLACK”, “BKE”, “BKE BOUTIQUE”, “BKE SOLE”, “DAYTRIP”, “RECLAIM”, “B BELIEVES”, “GIMMICKS”, "BUCKLE BELIEVES", "FADE BY BKE", "FITZ + EDDI", "WILLOW & ROOT", "TWINE & STARK", "INDIE SPIRIT DESIGNS", "BKE CORE", "GILDED INTENT", "DAYTRIP REFINED", "RED BY BKE", "J.B. HOLT", "OUTPOST MAKERS", "DEPARTWEST", "DEPARTWEST logo", "GREHY", "NOVA INDUSTRIES", "SAY YOU WILL", "BUCKLE B", "BUCKLE REWARDS", "BKE ESSENTIALS", “BOUTIQUE BY BKE”, "FRESHWEAR", "33 COASTAL", "LAB VALLEY", "STERLING & STITCH", "GENTRY COUNTY", "MODISH REBEL", GILDED INTENT", "DH APPAREL", "ACE HIGH", and “B” icon are federally registered trademarks of the Company. The Company also owns trademarks for certain product designs. The Company believes the strength of its trademarks is of considerable value to its business, and its trademarks are important to its marketing efforts. The Company intends to protect and promote its trademarks as management deems appropriate.

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

Daniel J. Hirschfeld, age 84. Mr. Hirschfeld is Chairman of the Board of the Company. He has served as Chairman of the Board since April 19, 1991. Prior to that time, Mr. Hirschfeld served as President and Chief Executive Officer. Mr. Hirschfeld has been involved in all aspects of the Company's business, including the development of the Company's management information systems.

Dennis H. Nelson, age 76. Mr. Nelson is President and Chief Executive Officer and a Director of the Company. He has held the titles of President and Director since April 19, 1991. Mr. Nelson was elected Chief Executive Officer on March 17, 1997. Mr. Nelson began his career with the Company in 1970 as a part-time salesperson while he was attending Kearney State College (now the University of Nebraska - Kearney). While attending college, he became involved in merchandising and sales supervision for the Company. Upon graduation from college in 1973, Mr. Nelson became a full-time employee of the Company and he has worked in all phases of the Company's operations since that date. Prior to his election as President and Chief Operating Officer on April 19, 1991, Mr. Nelson performed all of the functions normally associated with those positions.

Thomas B. Heacock, age 48. Mr. Heacock is Senior Vice President of Finance, Treasurer, Chief Financial Officer, and a Director of the Company. He was elected a Director on December 4, 2017. Mr. Heacock was appointed Senior Vice President of Finance, Treasurer, and Chief Financial Officer effective February 4, 2018, after having served as Vice President of Finance, Treasurer, and Chief Financial Officer upon his appointment as Chief Financial Officer on July 20, 2017. He has been employed by the Company since October 2003 and served as Vice President of Finance, Treasurer, and Corporate Controller prior to his appointment as Chief Financial Officer. Prior to joining the Company, he was employed by Ernst & Young, LLP. Mr. Heacock is the son-in-law of Dennis H. Nelson, who serves as President and Chief Executive Officer and a Director of The Buckle, Inc.

Brett P. Milkie, age 66. Mr. Milkie is Senior Vice President of Leasing. He was appointed to this position on March 6, 2014, after having served as Vice President of Leasing since May 1996. Mr. Milkie was a leasing agent for a national retail mall developer for 6 years prior to joining the Company in January 1992 as Director of Leasing.

Brady M. Fritz, age 46. Ms. Fritz is Senior Vice President, General Counsel, and Corporate Secretary. She was appointed to this position on February 22, 2022, after having served as Vice President, General Counsel, and Corporate Secretary since March 2021. Ms. Fritz was hired by the Company on December 10, 2018 and has served as General Counsel and Corporate Secretary since that time. Prior to joining the Company, she served Cargill Incorporated for over 10 years in several roles of increasing responsibility, including most recently as Global Legal Operations Leader and Senior Attorney. Prior to joining Cargill Incorporated, Ms. Fritz began her career at Scudder Law Firm in Lincoln, Nebraska.

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

Dependence on Private Label Merchandise. Sales from private label merchandise accounted for approximately 47% of net sales in both fiscal 2025 and fiscal 2024. The Company may increase or decrease the percentage of net sales from private label merchandise in the future. The Company’s private label products generally earn a higher margin than branded products. Thus, reductions in the private label mix would decrease the Company’s merchandise margins and, as a result, reduce net earnings.

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

Ability to Continue Expansion and Management of Growth. The Company’s growth depends on its ability to open and operate stores on a profitable basis and management’s ability to manage planned expansion. During fiscal 2026, the Company plans to open 14 new stores. Potential future expansion is dependent upon factors such as the ability to locate and obtain favorable store sites, negotiate acceptable lease terms, obtain necessary merchandise, and hire and train qualified management and other employees. There may be factors outside of the Company’s control that affect the ability to expand, including general economic conditions. There is no assurance that the Company will be able to achieve its planned expansion or that future expansion will be profitable. If the Company fails to achieve store growth, there would be less growth in the Company’s net sales from new stores and less growth in profitability. If the Company opens unprofitable store locations, there could be a reduction in net earnings, even with the resulting growth in the Company’s net sales.

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

Reliance on Consumer Spending Trends. The continued success of the Company depends, in part, upon numerous factors that impact the levels of individual disposable income and thus, consumer spending. Factors include the political environment, the threat or outbreak of war (including, the ongoing conflicts in Ukraine and Iran), terrorism, civil unrest, economic conditions, employment, consumer debt, interest rates, inflation, and consumer confidence. A decline in consumer spending, for any reason, could have an adverse effect on the Company’s net sales, gross profits, and results from operations.

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

Leading the Company’s cybersecurity risk management and strategy at the management level is our Vice President of Information Security, who reports directly to the Vice President of Information Technology. The Vice President of Information Security, who is a Certified Information Systems Security Professional ("CISSP"), has been with the Company for over 20 years, serving in various capacities with deep understanding of the underlying architecture, technologies, and systems utilized by the Company. The Vice President of Information Security and his team are responsible for designing and implementing the Company’s strategies, policies, and processes to assess, identify, and manage risk related to cybersecurity threats, along with threats associated with our use of third-party service providers. A combination of widely accepted tools, relationships with external experts, in-house expertise, and in-house technologies are integral to the Company’s strategy for managing cybersecurity threats. The Company executes ongoing assessment and testing of processes and practices through regular teammate training, phishing exercises, network and endpoint monitoring, penetration testing, vulnerability scanning, and attack simulations. The Company’s incident response plan is based on recognized industry security standards and control frameworks, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. Third parties are also engaged to perform assessments and validate the Company’s cybersecurity measures, including information security maturity assessments and independent reviews of the operating effectiveness of the information security control environment.

Cybersecurity Governance

While the Board of Directors is ultimately accountable for risk management, the Audit Committee oversees management’s processes for identifying, implementing, and mitigating cybersecurity threats. On at least a quarterly basis, the Vice President of Information Security provides the Audit Committee with updates regarding the Company’s ongoing cybersecurity program. These updates regularly cover the latest in the Company’s evolving approach to managing cybersecurity risks, reviewing key metrics on the effectiveness of the program, and discussing recent developments, key strategic initiatives, the current threat environment, and outcomes from specific evaluations and tests. Additionally, to ensure appropriate knowledge and oversight of cybersecurity risks, the Audit Committee Chair holds a CERT Certificate in Cybersecurity Oversight from the CERT Division of the Software Engineering Institute at Carnegie Mellon University, which he earned in January 2024.

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

ITEM 2 - PROPERTIES

All of the store locations operated by the Company are leased facilities. Most of the Company's stores have lease terms of approximately ten years. In the past, the Company has not experienced problems renewing its leases, although no assurance can be given that the Company can renew existing leases on favorable terms. The Company seeks to negotiate extensions on leases for stores undergoing remodeling to provide terms of approximately ten years after completion of remodeling. Consent of the landlord generally is required to remodel or change the name under which the Company does business. The Company has not experienced problems in obtaining such consent in the past. Most leases provide for a fixed minimum rental cost plus an additional rental cost based upon a set percentage of sales beyond a specified breakpoint, plus common area and other charges. The current terms of the Company's leases for stores open as of January 31, 2026, including automatic renewal options, expiring on or before January 31 of each year is as follows:

Year	Number of Expiring Leases

2027	125
2028	81
2029	49
2030	29
2031	22
2032	24
2033	29
2034 and later	81
Total	440

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

Dividend Payments

During fiscal 2023, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2023. During fiscal 2024, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $2.50 per share in the fourth quarter of fiscal 2024. During fiscal 2025, the Company paid cash dividends of $0.35 per share in each of the four quarters. The Company also paid a special cash dividend of $3.00 per share in the fourth quarter of fiscal 2025.

Issuer Purchases of Equity Securities

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended January 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Number of Shares Yet To Be Purchased Under Publicly Announced Plans

Nov. 2, 2025 to Nov. 29, 2025	—	—	—	410,655
Nov. 30, 2025 to Jan. 3, 2026	—	—	—	410,655
Jan. 4, 2026 to Jan. 31, 2026	—	—	—	410,655
Total	—	—	—

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

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
January 2026

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
1/30/2021
1/29/2022
1/28/2023
2/3/2024
2/1/2025
1/31/2026
Period Ending
The Buckle, Inc.
S&P 1000 Index
S&P Retail Select Index

Total Return Analysis	1/30/2021	1/29/2022	1/28/2023	2/3/2024	2/1/2025	1/31/2026

The Buckle, Inc.	$100.00	$108.64	$142.22	$137.69	$187.64	$203.01
S&P 1000 Index	100.00	110.55	113.01	120.26	141.78	153.22
S&P Retail Select Industry Index	100.00	91.23	81.43	85.03	98.38	106.85

The following table lists the Company’s quarterly market range for fiscal years 2025, 2024, and 2023, as reported by the New York Stock Exchange:

	Fiscal Years Ended
	January 31, 2026		February 1, 2025		February 3, 2024
Quarter	High	Low	High	Low	High	Low

First	$47.27	$33.12	$41.87	$35.84	$45.73	$32.63
Second	50.31	34.95	44.37	34.87	36.86	30.18
Third	61.69	49.60	45.51	36.85	38.37	30.31
Fourth	58.52	46.59	54.25	42.20	48.15	32.16

The number of record holders of the Company’s common stock as of March 27, 2026 was 450. Based upon information from the principal market makers, the Company believes there are more than 30,000 beneficial owners. The closing price of the Company’s common stock on March 27, 2026 was $49.28.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales			Percentage Increase
	For Fiscal Years Ended			(Decrease)
	January 31, 2026	February 1, 2025	February 3, 2024	Fiscal Year 2024 to 2025	Fiscal Year 2023 to 2024

Net sales	100.0%	100.0%	100.0%	6.6%	(3.4)%
Cost of sales (including buying, distribution, and occupancy costs)	51.0%	51.3%	50.9%	5.9%	(2.7)%
Gross profit	49.0%	48.7%	49.1%	7.3%	(4.2)%
Selling expenses	23.7%	24.1%	23.1%	5.2%	0.7%
General and administrative expenses	5.1%	4.8%	4.5%	13.2%	2.2%
Income from operations	20.2%	19.8%	21.5%	8.3%	(11.0)%
Other income, net	1.1%	1.4%	1.4%	(10.6)%	(9.6)%
Income before income taxes	21.3%	21.2%	22.9%	7.1%	(10.9)%
Income tax expense	5.1%	5.1%	5.5%	6.5%	(10.1)%
Net income	16.2%	16.1%	17.4%	7.3%	(11.1)%

Fiscal 2025 Compared to Fiscal 2024

Net sales for the 52-week fiscal year ended January 31, 2026, increased 6.6% to $1.298 billion from net sales of $1.218 billion for the 52-week fiscal year ended February 1, 2025. Comparable store net sales for the 52-week fiscal year increased 5.6% from comparable store net sales for the prior year 52-week period ended February 1, 2025. The increase in total net sales for the year was the result of a 4.2% increase in the number of transactions and a 3.6% increase in the average unit retail, partially offset by a 1.2% decrease in average number of units sold per transaction. Online sales for the fiscal year increased 9.8% to $217.1 million for the 52-week fiscal year ended January 31, 2026 compared to $197.7 million for the 52-week fiscal year ended February 1, 2025.

The Company’s average retail price per piece of merchandise sold increased $1.80, or 3.6%, during fiscal 2025 compared to fiscal 2024. This $1.80 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.5% increase in average denim price points ($0.75), a 3.7% increase in average knit shirt price points ($0.42), a 4.2% increase in average accessories price points ($0.23), a 5.9% increase in average footwear price points ($0.14), an increase in average price points for certain other merchandise categories ($0.22), and a shift in the merchandise mix ($0.04). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy costs increased from $592.8 million in fiscal 2024 to $635.9 million in fiscal 2025. As a percentage of net sales, gross profit was 49.0% in fiscal 2025 compared to 48.7% in fiscal 2024. The gross margin increase was the result of an increase in merchandise margins (0.20%, as a percentage of net sales) and leveraged occupancy, buying, and distribution expenses (0.10%, as a percentage of net sales). Merchandise shrinkage was 0.4% of net sales in fiscal 2025 compared to 0.5% of net sales in fiscal 2024.

Selling expenses increased from $293.2 million in fiscal 2024 to $308.5 million in fiscal 2025. As a percentage of net sales, selling expenses decreased from 24.1% in fiscal 2024 to 23.7% in fiscal 2025.

General and administrative expenses increased from $58.2 million in fiscal 2024 to $65.9 million in fiscal 2025. As a percentage of net sales, general and administrative expenses increased from 4.8% in fiscal 2024 to 5.1% in fiscal 2025.

In total, selling, general, and administrative expenses were 28.8% of net sales for fiscal 2025 compared to 28.9% of net sales for fiscal 2024. The decrease was the result of reductions related to non-recurring digital commerce investments made in fiscal 2024 (0.25%, as a percentage of net sales), store labor-related expenses (0.20%, as a percentage of net sales), and ecommerce shipping expense (0.15%, as a percentage of net sales). These reductions were partially offset by increases in expense related to incentive compensation accruals (0.35%, as a percentage of net sales) and equity compensation expense (0.15%, as a percentage of net sales).

As a result of the above changes, the Company’s income from operations increased from $241.4 million for fiscal 2024 to $261.4 million for fiscal 2025. Income from operations was 20.2% as a percentage of net sales in fiscal 2025 compared to 19.8% as a percentage of net sales in fiscal 2024.

Other income was $14.7 million in fiscal 2025 compared to $16.4 million in fiscal 2024. The Company’s other income is derived primarily from investment income related to the Company’s cash and investments.

Income tax expense as a percentage of pre-tax income was 24.0% for fiscal 2025 and 24.2% for fiscal 2024, bringing net income to $209.7 million in fiscal 2025 versus $195.5 million in fiscal 2024.

Fiscal 2024 Compared to Fiscal 2023

A discussion of fiscal 2023 and year-over-year comparisons between fiscal 2024 and fiscal 2023 can be found in PART II, ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, filed with the United States Securities and Exchange Commission on April 2, 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2026, the Company had working capital of $211.2 million, including $249.5 million of cash and cash equivalents and $24.7 million of short-term investments. The Company’s cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company’s primary source of working capital has been cash flow from operations. During fiscal 2025, 2024, and 2023 the Company's cash flow from operations was $251.1 million, $242.0 million, and $254.6 million, respectively. Changes in operating cash flow between each of the three years is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses.

During fiscal 2025, 2024, and 2023, the Company invested $40.7 million, $40.3 million, and $35.9 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company spent $4.7 million, $2.0 million, and $1.4 million in fiscal 2025, 2024, and 2023, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During fiscal 2026, the Company anticipates opening 14 new stores and completing approximately 13 store remodels and/or relocations. Management estimates that total capital expenditures during fiscal 2026 will be approximately $60.0 to $65.0 million, which includes primarily planned store projects and technology investments. The Company also plans to purchase a new corporate aircraft as a replacement for the plane that was sold during fiscal 2025. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has had a consistent record of generating positive cash flow each year and, as of January 31, 2026, had total cash and investments of $306.6 million, including $32.4 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no borrowings during fiscal 2025, 2024, and 2023. The Company had no bank borrowings as of January 31, 2026 and was in compliance with the terms and conditions of the line of credit agreement.

Dividend payments - During fiscal 2025, the Company paid total cash dividends of $225.1 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $3.00 per share in the fourth quarter. During fiscal 2024, the Company paid total cash dividends of $198.0 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $2.50 per share in the fourth quarter. During fiscal 2023, the Company's paid total cash dividends of $196.7 million as follows: $0.35 per share in each of the four quarters and a special cash dividend of $2.50 per share in the fourth quarter.

Stock repurchase plan - The Company did not repurchase any shares of its common stock during fiscal 2025, fiscal 2024, or fiscal 2023. As of January 31, 2026, 410,655 shares remained available under the Company's current 1,000,000 share repurchase plan that was approved by the Board of Directors on November 20, 2008.

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

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $17.2 million and $17.0 million as of January 31, 2026 and February 1, 2025, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $2.6 million as of both January 31, 2026 and February 1, 2025.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of both January 31, 2026 and February 1, 2025, $10.3 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $8.6 million as of January 31, 2026 and $9.2 million as of February 1, 2025.

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

The following table identifies the material obligations and commitments as of January 31, 2026:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2026	2027-2028	2029-2030	Thereafter

Purchase obligations	$19,851	$14,587	$5,120	$144	$—
Deferred compensation	31,994	—	—	—	31,994
Operating lease payments (a)	474,417	108,071	143,776	93,024	129,546
Total contractual obligations	$526,262	$122,658	$148,896	$93,168	$161,540
(a) See Footnote D of the consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10.0 million of the $25.0 million line of credit is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during fiscal 2025, 2024, and 2023. The Company had outstanding letters of credit totaling $1.7 million and $2.2 million as of January 31, 2026 and February 1, 2025, respectively. The Company has no other off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1.5 million as of both January 31, 2026 and February 1, 2025, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $0.2 million each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Buckle, Inc. and subsidiary (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 31, 2026, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
April 1, 2026

We have served as the Company’s auditor since 1990.

THE BUCKLE, INC.

CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)

ASSETS	January 31, 2026	February 1, 2025

CURRENT ASSETS:
Cash and cash equivalents	$249,461	$266,929
Short-term investments (Notes B and C)	24,698	23,801
Receivables	10,980	6,758
Inventory	139,504	120,789
Prepaid expenses and other assets	23,235	20,932
Total current assets	447,878	439,209

PROPERTY AND EQUIPMENT (Note E)	523,002	510,088
Less accumulated depreciation and amortization	(360,556)	(364,336)
	162,446	145,752

OPERATING LEASE RIGHT-OF-USE ASSETS (Note D)	339,687	289,793
LONG-TERM INVESTMENTS (Notes B and C)	32,393	28,116
OTHER ASSETS (Notes G and H)	8,875	10,303

Total assets	$991,279	$913,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$47,749	$45,982
Accrued employee compensation	54,960	46,717
Accrued store operating expenses	20,072	19,266
Gift certificates redeemable	17,237	17,007
Current portion of operating lease liabilities (Note D)	85,877	78,942
Income taxes payable (Note G)	10,810	6,018
Total current liabilities	236,705	213,932

DEFERRED COMPENSATION (Note J)	31,994	28,116
NON-CURRENT OPERATING LEASE LIABILITIES (Note D)	297,937	247,321
Total liabilities	566,636	489,369

COMMITMENTS (Notes F and I)

STOCKHOLDERS’ EQUITY (Note K):
Common stock, authorized 100,000,000 shares of $0.01 par value; 51,156,626 and 50,773,556 shares issued and outstanding at January 31, 2026 and February 1, 2025, respectively	512	508
Additional paid-in capital	221,998	205,817
Retained earnings	202,133	217,479
Total stockholders’ equity	424,643	423,804

Total liabilities and stockholders' equity	$991,279	$913,173

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024

SALES, Net of returns and allowances	$1,297,835	$1,217,689	$1,261,102

COST OF SALES (Including buying, distribution, and occupancy costs)	661,977	624,902	642,037

Gross profit	635,858	592,787	619,065

OPERATING EXPENSES:
Selling	308,476	293,176	291,018
General and administrative	65,938	58,247	56,988
	374,414	351,423	348,006

INCOME FROM OPERATIONS	261,444	241,364	271,059

OTHER INCOME, Net	14,675	16,413	18,156

INCOME BEFORE INCOME TAXES	276,119	257,777	289,215

INCOME TAX EXPENSE (Note G)	66,375	62,309	69,296

NET INCOME	$209,744	$195,468	$219,919

EARNINGS PER SHARE (Note L):
Basic	$4.17	$3.92	$4.44

Diluted	$4.14	$3.89	$4.40

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

BALANCE, January 28, 2023	50,092,616	$501	$178,964	$196,849	$376,314

Net income	—	—	—	219,919	219,919
Dividends paid on common stock, ($3.90 per share)	—	—	—	(196,738)	(196,738)
Issuance of non-vested stock, net of forfeitures	352,570	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	13,725	—	13,725

BALANCE, February 3, 2024	50,445,186	$504	$192,686	$220,030	$413,220

Net income	—	—	—	195,468	195,468
Dividends paid on common stock, ($3.90 per share)	—	—	—	(198,019)	(198,019)
Issuance of non-vested stock, net of forfeitures	328,370	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	13,135	—	13,135

BALANCE, February 1, 2025	50,773,556	$508	$205,817	$217,479	$423,804

Net income	—	—	—	209,744	209,744
Dividends paid on common stock, ($4.40 per share)	—	—	—	(225,090)	(225,090)
Issuance of non-vested stock, net of forfeitures	383,070	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	16,185	—	16,185

BALANCE, January 31, 2026	51,156,626	$512	$221,998	$202,133	$424,643

See notes to consolidated financial statements.

THE BUCKLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209,744	$195,468	$219,919
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	25,418	22,993	20,830
Amortization of non-vested stock grants, net of forfeitures	16,185	13,135	13,725
Deferred income taxes	1,453	637	(1,089)
Other	(413)	912	1,036
Changes in operating assets and liabilities:
Receivables	(4,382)	615	(1,015)
Inventory	(18,715)	5,501	(1,156)
Prepaid expenses and other assets	(2,303)	(2,086)	(6,366)
Accounts payable	(318)	1,479	92
Accrued employee compensation	8,243	(3,110)	(5,663)
Accrued store operating expenses	806	199	(280)
Gift certificates redeemable	230	340	(110)
Income taxes payable	4,952	2,670	9,638
Other assets and liabilities	10,240	3,261	5,083

Net cash flows from operating activities	251,140	242,014	254,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,361)	(42,275)	(37,274)
Proceeds from sale of property and equipment	5,747	—	4
Change in other assets	(25)	(29)	(26)
Purchases of investments	(38,921)	(40,002)	(43,389)
Proceeds from sales/maturities of investments	35,042	37,027	38,915

Net cash flows from investing activities	(43,518)	(45,279)	(41,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(225,090)	(198,019)	(196,738)

Net cash flows from financing activities	(225,090)	(198,019)	(196,738)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,468)	(1,284)	16,136

CASH AND CASH EQUIVALENTS, Beginning of year	266,929	268,213	252,077

CASH AND CASH EQUIVALENTS, End of year	$249,461	$266,929	$268,213

See notes to consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar Amounts in Thousands Except Share and Per Share Amounts)

A.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year - The Buckle, Inc. (the “Company”) has its fiscal year end on the Saturday nearest January 31. All references in these consolidated financial statements to fiscal years are to the calendar year in which the fiscal year begins. Fiscal 2025 represents the 52-week period ended January 31, 2026, fiscal 2024 represents the 52-week period ended February 1, 2025, and fiscal 2023 represents the 53-week period ended February 3, 2024.

Nature of Operations - The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious men, women, and kids. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company operated 440 stores located in 42 states throughout the United States as of January 31, 2026.

During fiscal 2025, the Company opened 6 new stores, substantially remodeled 20 stores, and closed 7 stores. During fiscal 2024, the Company opened 8 new stores, substantially remodeled 18 stores, and closed 11 stores. During fiscal 2023, the Company opened 9 new stores, substantially remodeled 18 stores, and closed 6 stores.

Principles of Consolidation - The consolidated financial statements include the accounts of The Buckle, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition - Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when the merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. The Company recognizes revenue from sales made under its layaway program upon delivery of the merchandise to the customer. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift certificates and gift cards was $17,237 and $17,007 as of January 31, 2026 and February 1, 2025, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. The accrued liability for reserve for sales returns was $2,563 as of January 31, 2026 and $2,587 as of February 1, 2025.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of January 31, 2026 and February 1, 2025, $10,280 and $10,295 was included in accrued store operating expenses as a liability for estimated future rewards.

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

Inventory - Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. The adjustment to inventory for markdowns and/or obsolescence reduced the Company’s inventory valuation by $8,574 and $9,222 as of January 31, 2026 and February 1, 2025, respectively.

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

Marketing Costs - Marketing costs are expensed as incurred and were $23,201, $21,778, and $21,262 for fiscal years 2025, 2024, and 2023, respectively.

Health Care Costs - The Company is self-funded for health and dental claims up to $200 per individual per plan year. The Company’s plan covers eligible employees, and management makes estimates at period end to record a reserve for unpaid claims based upon historical claims information. The accrued liability as a reserve for unpaid health care claims was $1,230 and $1,020 as of January 31, 2026 and February 1, 2025, respectively.

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

Recently Issued Accounting Pronouncements - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of income taxes paid and the effective rate reconciliation. The ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 for the fiscal year ended January 31, 2026 and applied it retrospectively to all prior periods presented. See Footnote G, "Income Taxes", for further information

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires the disaggregated disclosure of certain costs and expenses on an interim and annual basis. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified that ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact that this guidance will have on its disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements, which provides clarification of current interim disclosure requirements. The ASU is effective for interim periods within fiscal years beginning after December 15, 2027. This guidance may be applied on a prospective or a retrospective basis. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

Supplemental Cash Flow Information - The Company had non-cash investing activities during fiscal years 2025, 2024, and 2023 of $(2,085), $1,455, and $(1,031), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the year. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $4,115, $2,030, and $3,485 as of January 31, 2026, February 1, 2025, and February 3, 2024, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during fiscal years 2025, 2024, and 2023 of $59,959, $58,990, and $60,598, respectively.

B.INVESTMENTS

The following is a summary of investments as of January 31, 2026:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$25,097	$33	$(1)	$—	$25,129

Trading Securities:
Mutual funds	$28,098	$3,896	$—	$—	$31,994

The following is a summary of investments as of February 1, 2025:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,801	$31	$(1)	$—	$23,831

Trading Securities:
Mutual funds	$25,516	$2,600	$—	$—	$28,116

The amortized cost and fair value of debt securities by contractual maturity as of January 31, 2026 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$24,698	$24,729
1 - 5 years	399	400
Total	$25,097	$25,129

As of January 31, 2026, $399 of the Company's investments in held-to-maturity securities are classified in long-term investments, with the remainder being classified in short-term investments. As of February 1, 2025, all of the Company's investments in held-to-maturity securities are classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of January 31, 2026 and February 1, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 31, 2026	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$31,994	$—	$—	$31,994

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
February 1, 2025	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$28,116	$—	$—	$28,116

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of January 31, 2026, the fair value of held-to-maturity securities was $25,129 compared to the carrying amount of $25,097. As of February 1, 2025, the fair value of held-to-maturity securities was $23,831 compared to the carrying amount of $23,801.

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

Lease expense is included in cost of sales in the consolidated statements of income. The components of total lease cost are as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024

Operating lease cost	$106,827	$102,140	$99,172
Variable lease cost (a)	22,301	22,694	24,243
Total lease cost	$129,128	$124,834	$123,415
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases which are not material in any periods presented.

Supplemental cash flow information related to leases is as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$108,108	$105,553	$102,383

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$195,069	$131,897	$122,824
(a)    Operating cash flows from operating leases are included within the change in other assets and liabilities in the consolidated statement of cash flows offset by non-cash right-of-use asset amortization and lease liability accretion.

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of January 31, 2026, the weighted-average remaining lease term was 6.3 years and the weighted-average discount rate was 6.6%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of January 31, 2026:

Fiscal Year	Operating Leases (a)
2026	$108,071
2027	82,340
2028	61,436
2029	50,861
2030	42,163
Thereafter	129,546
Total lease payments	474,417
Less: Imputed interest	90,603
Total operating lease liability	$383,814
(a)     Operating lease payments exclude $28,396 of legally binding minimum lease payments for leases signed, but not yet commenced.

E.PROPERTY AND EQUIPMENT

	January 31, 2026	February 1, 2025

Land	$2,491	$2,491
Building and improvements	43,383	43,320
Office equipment	11,899	11,537
Transportation equipment	5,920	21,126
Leasehold improvements	212,851	198,595
Furniture and fixtures	208,274	198,172
Shipping/receiving equipment	29,402	29,397
Construction-in-progress	8,782	5,450
Total	$523,002	$510,088

F.FINANCING ARRANGEMENTS

The Company has available an unsecured line of credit of $25,000 with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10,000 of the $25,000 line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings as of January 31, 2026 or February 1, 2025. The Company had outstanding letters of credit totaling $1,678 and $2,167 as of January 31, 2026 and February 1, 2025, respectively.

G.INCOME TAXES

The provision for income taxes consists of:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current income tax expense:
Federal	$55,775	$52,846	$59,652
State	9,147	8,826	10,733
Deferred income tax expense (benefit)	1,453	637	(1,089)
Total	$66,375	$62,309	$69,296

The components of the provision for income taxes and a reconciliation of the Company's effective tax rate to the statutory income tax rate are as follows:

	Fiscal Years Ended
	January 31, 2026		February 1, 2025		February 3, 2024

U.S. federal statutory rate	$57,985	21.0%	$54,133	21.0%	$60,735	21.0%
State and local income taxes, net of federal income tax effect (a)	7,206	2.6	6,966	2.7	8,450	2.9
Tax credits	(224)	(0.1)	(192)	(0.1)	(226)	(0.1)
Nontaxable or nondeductible items	2,336	0.8	1,391	0.5	1,466	0.5
Other adjustments	(928)	(0.3)	11	0.1	(1,129)	(0.3)
Effective tax rate	$66,375	24.0%	$62,309	24.2%	$69,296	24.0%
(a)    State taxes in California, Colorado, Illinois, Kansas, Michigan, Minnesota, Nebraska, Oregon, Texas, and Wisconsin make up the majority (greater than 50%) of the tax effect in this category.

Deferred income tax assets and liabilities are comprised of the following:

	January 31, 2026	February 1, 2025
Deferred income tax assets (liabilities):
Inventory	$6,085	$5,641
Stock-based compensation	6,290	5,657
Accrued compensation	7,942	7,002
Accrued store operating costs	2,850	2,880
Unrealized (gain)/loss on securities	(935)	(624)
Gift certificates redeemable	1,156	1,188
Property and equipment	(26,628)	(21,744)
Operating lease right-of-use assets	(81,525)	(69,550)
Operating lease liabilities	92,115	78,303
Capitalized research and development costs	—	51
Net deferred income tax asset	$7,350	$8,804

As of January 31, 2026 and February 1, 2025, respectively, the net deferred income tax assets of $7,350 and $8,804 are classified in other assets. There were no unrecognized tax benefits recorded in the Company’s consolidated financial statements as of January 31, 2026 or February 1, 2025. Fiscal years 2022 through 2025 remain subject to potential federal examination. Additionally, fiscal years 2021 through 2025 are subject to potential examination by various state taxing authorities.

Additionally, cash paid for income taxes for each fiscal year is as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for income taxes:
Federal	$52,500	$51,500	$51,000
State	7,459	7,490	9,598
Total	$59,959	$58,990	$60,598

H.RELATED PARTY TRANSACTIONS

Included in other assets is a note receivable of $1,515 as of January 31, 2026 and $1,485 as of February 1, 2025, respectively, from a life insurance trust fund controlled by the Company’s Chairman. The note was created over three years, beginning in July 1994, when the Company paid life insurance premiums of $200 each year for the Chairman on a personal policy. The note accrues interest at 5% of the principal balance per year and is to be paid from the life insurance proceeds. The note is secured by a life insurance policy on the Chairman.

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

J.EMPLOYEE BENEFITS

The Company has a 401(k) profit sharing plan covering all eligible employees who elect to participate. Contributions to the plan are based upon the amount of the employees’ deferrals and the employer’s discretionary matching formula. The Company may contribute to the plan at its discretion. The total expense under the profit sharing plan was $2,407, $2,125, and $1,918 for fiscal years 2025, 2024, and 2023, respectively.

The Buckle, Inc. Deferred Compensation Plan covers the Company’s officers. The plan is funded by participant contributions and a specified annual Company matching contribution not to exceed 6% of the participant’s compensation. The Company’s contributions were $467, $479, and $630 for fiscal years 2025, 2024, and 2023, respectively.

K.STOCK-BASED COMPENSATION

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of January 31, 2026, 2,574,780 shares were available for grant under the Company’s various restricted stock plans, of which 2,301,780 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2025, 2024, and 2023 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Fiscal Years Ended
	January 31, 2026	February 1, 2025	February 3, 2024

Stock-based compensation expense, before tax	$16,185	$13,135	$13,725

Stock-based compensation expense, after tax	$12,300	$9,956	$10,431

Non-vested shares of common stock granted during fiscal 2025 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2024 Director Restricted Stock Plan. Non-vested shares of common stock granted during fiscal 2024 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan. Non-vested shares of common stock granted during fiscal fiscal 2023 were granted pursuant to the Company's 2005 Restricted Stock Plan and the Company's 2008 Director Restricted Stock Plan.

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

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the fiscal year ended January 31, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	647,958	$39.46
Granted	385,900	47.61
Forfeited	(2,830)	41.70
Vested	(351,293)	39.69
Non-Vested - end of year	679,735	$43.96

As of January 31, 2026, there was $12,843 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.0 years. The total fair value of shares vested during fiscal 2025, 2024, and 2023 was $16,178, $15,337, and $13,446 respectively.

L.     EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted earnings per share:

	Fiscal Years Ended
	January 31, 2026			February 1, 2025			February 3, 2024
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$209,744	50,268	$4.17	$195,468	49,922	$3.92	$219,919	49,582	$4.44
Effect of Dilutive Securities:
Non-vested shares	—	433	(0.03)	—	388	(0.03)	—	373	(0.04)
Diluted EPS	$209,744	50,701	$4.14	$195,468	50,310	$3.89	$219,919	49,955	$4.40
(a)     Shares in thousands.

M.     REVENUES

The Company is a retailer of medium to better-priced casual apparel, footwear, and accessories for fashion-conscious men, women, and kids. The Company operates its business as one reportable segment. The Company sells its merchandise through its retail stores and e-Commerce platform. The Company operated 440 stores located in 42 states throughout the United States as of January 31, 2026.

During fiscal years 2025, 2024, and 2023, online revenues accounted for 16.7%, 16.2%, and 16.4%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10.0% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Fiscal Years Ended
Merchandise Group	January 31, 2026	February 1, 2025	February 3, 2024

Denims	42.5%	42.5%	40.9%
Tops (including sweaters)	28.9	29.0	29.3
Accessories	10.9	11.0	10.8
Footwear	4.9	5.3	6.7
Sportswear/Fashions	4.8	5.1	5.4
Outerwear	2.2	2.0	2.2
Casual bottoms	1.9	1.5	1.3
Kids	3.9	3.6	3.4
Total	100.0%	100.0%	100.0%

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

The table below presents the Company's significant segment expenses and results of operations which are regularly reviewed by the CODM:

	Fiscal Years Ended
Income Statement	January 31, 2026	February 1, 2025	February 3, 2024

Net Sales	$1,297,835	$1,217,689	$1,261,102
Merchandise COGS (a)	447,395	422,432	444,256
Other COGS (b)	214,582	202,470	197,781
Personnel Costs (c)	288,453	264,991	263,728
Other Operating Expenses	85,961	86,432	84,278
Income From Operations	261,444	241,364	271,059
Other Income, Net	14,675	16,413	18,156
Income Tax Expense	66,375	62,309	69,296
Net Income	$209,744	195,468	$219,919
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

O.     SUBSEQUENT EVENTS

On February 4, 2026, subsequent to the close of fiscal 2025, the Company entered into a final settlement agreement resolving interchange fee litigation. In March 2026, the Company received cash proceeds of $19,100, net of legal fees.

During fiscal 2025, U.S. tariffs were imposed under the International Emergency Economic Powers Act (“IEEPA”) that applied to some of the Company's direct import products. On February 20, 2026, the U.S. Supreme Court ruled that the tariffs were unauthorized. The ruling did not address potential refunds. In light of the ruling, there is uncertainty regarding the likelihood and timing of collection pending further direction from the courts and/or U.S. Customs.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026, based on the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in their Internal Control — Integrated Framework (2013). In making its assessment of internal control over financial reporting, management has concluded that the Company’s internal control over financial reporting was effective as of January 31, 2026.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Their report appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Buckle, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Buckle, Inc. and subsidiary (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated April 1, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska
April 1, 2026

ITEM 9B - OTHER INFORMATION

During the fiscal quarter ended January 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item appears under the captions "Executive Officers of the Company" in this report and "Election of Directors" in the Company's Proxy Statement for its 2026 Annual Stockholders Meeting and is incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item appears under the following captions in the Company's Proxy Statement for its 2026 Annual Stockholders Meeting and is incorporated by reference: “Executive Compensation,” “Director Compensation” (included under the “Election of Directors” section), and “Report of the Audit Committee.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears under the captions "Beneficial Ownership of Common Stock" and “Election of Directors” in the Company's Proxy Statement for its 2026 Annual Stockholders Meeting and in the Notes to Consolidated Financial Statements under Footnote K in this report and is incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item appears under the captions “Independence” and “Related Party Transactions” (included under the “Election of Directors” section) in the Company's Proxy Statement for its 2026 Annual Stockholders Meeting and is incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding the fees billed by Deloitte & Touche LLP (PCAOB ID No. 34), our independent registered public accounting firm, and the nature of services comprising the fees for each of the two most recent fiscal years is set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in the Company’s Proxy Statement for its 2026 Annual Stockholders Meeting and is incorporated by reference.

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

THE BUCKLE, INC.

Date:	April 1, 2026	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	April 1, 2026	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer,
and CFO (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of April, 2026.

/s/ DANIEL J. HIRSCHFELD	/s/ MICHAEL E. HUSS
Daniel J. Hirschfeld	Michael E. Huss
Chairman of the Board and Director	Director

/s/ DENNIS H. NELSON	/s/ SHRUTI S. JOSHI
Dennis H. Nelson	Shruti S. Joshi
President and Chief Executive Officer	Director
and Director

/s/ THOMAS B. HEACOCK	/s/ ANGIE J. KLEIN
Thomas B. Heacock	Angie J. Klein
Sr. Vice President of Finance, Treasurer,	Director
Chief Financial Officer, and Director

/s/ HANK M. BOUNDS	/s/ JOHN P. PEETZ, III
Hank M. Bounds	John P. Peetz, III
Director	Director

/s/ BILL L. FAIRFIELD	/s/ KAREN B. RHOADS
Bill L. Fairfield	Karen B. Rhoads
Director	Director

/s/ BRUCE L. HOBERMAN	/s/ JAMES E. SHADA
Bruce L. Hoberman	James E. Shada
Director	Director

SCHEDULE II - Valuation and Qualifying Accounts
(Amounts in Thousands)

	Allowance for Doubtful Accounts	Reserve for Sales Returns

Balance, January 28, 2023	$4	$2,979

Amounts charged to costs and expenses	316	—
Amounts charged to other accounts	—	85,207
Deductions	(316)	(85,635)

Balance, February 3, 2024	$4	$2,551

Amounts charged to costs and expenses	299	—
Amounts charged to other accounts	—	81,037
Deductions	(299)	(81,001)

Balance, February 1, 2025	$4	$2,587

Amounts charged to costs and expenses	263	—
Amounts charged to other accounts	—	88,861
Deductions	(263)	(88,885)

Balance, January 31, 2026	$4	$2,563

INDEX TO EXHIBITS

Exhibits			Page Number or Incorporation by Reference to

(3)	Articles of Incorporation and By-Laws.
	(3.1)	Articles of Incorporation of The Buckle, Inc. as amended	Exhibit 3.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(3.2)	Amended and Restated By-Laws of The Buckle, Inc.	Exhibit 3.2 to Form 8-K filed for the report period December 3, 2021

(4)	Instruments defining the rights of security holders, including indentures
	(4.1)	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Amended and Restated By-laws of the Registrant defining rights of holders of Common Stock of the registrant
	(4.2)	Form of stock certificate for Common Stock	Exhibit 4.1 to Form S-1 No. 33-46294

(10)	Material Contracts
	(10.1)	Amended and Restated Non-Qualified Deferred Compensation Plan (*)	Exhibit 10.2 to Form 10-Q filed for the fiscal quarter ended July 29, 2023
	(10.2)	Revolving Line of Credit Note and First Amendment to Credit Agreement, dated June 8, 2012 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 28, 2012
	(10.2.1)	Revolving Line of Credit Note and Second Amendment to Credit Agreement, dated February 16, 2015 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.2.1 to Form 10-K filed for the fiscal year ended January 31, 2015
	(10.2.2)	Revolving Line of Credit Note and Third Amendment to Credit Agreement, dated June 30, 2017 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2017
	(10.2.3)	Revolving Line of Credit Note and Fourth Amendment to Credit Agreement, dated July 26, 2019 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended August 3, 2019
	(10.2.4)	Revolving Line of Credit Note and Fifth Amendment to Credit Agreement, dated July 16, 2021 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 31, 2021
	(10.2.5)	Revolving Line of Credit Note and Sixth Amendment to Credit Agreement, dated July 31, 2023 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended July 29, 2023
	(10.2.6)	Amended and Restated Revolving Line of Credit Note and Amended and Restated Credit Agreement, dated July 31, 2025 between The Buckle, Inc. and Buckle Brands, Inc. and Wells Fargo Bank, N.A. for a $25.0 million line of credit	Exhibit 10.1 to Form 10-Q filed for the fiscal quarter ended August 2, 2025
	(10.3)	1993 Director Stock Option Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held June 2, 2006
	(10.4)	1997 Executive Stock Option Plan (*)	Exhibit B to Proxy Statement for Annual Meeting held May 28, 1998
	(10.5)	1998 Restricted Stock Plan (*)	Exhibit C to Proxy Statement for Annual Meeting held May 28, 1998

Exhibits			Page Number or Incorporation by Reference to

	(10.6)	2005 Restricted Stock Plan Amended and Restated (*)	Exhibit B to Proxy Statement for Annual Meeting held May 31, 2013
	(10.7)	2008 Director Restricted Stock Plan (*)	Exhibit B to Proxy Statement For Annual Meeting held May 28, 2008
	(10.8)	2023 Employee Restricted Stock Plan (*)	Exhibit A to Proxy Statement for Annual Meeting held June 5, 2023
	(10.9)	2024 Director Restricted Stock Plan (*)	Appendix A to Proxy Statement for Annual Meeting held June 3, 2024
	(10.10)	2024 Management Incentive Plan (*)	Exhibit 10.1 to Form 8-K filed for the report period February 1, 2024
	(10.10.1)	First Amendment to 2024 Management Incentive Plan (*)	Exhibit 10.2 to Form 8-K filed for the report period January 30, 2025
	(10.11)	2025 Management Incentive Plan (*)	Exhibit 10.1 to Form 8-K filed for the report period January 30, 2025
	(10.12)	2026 Management Incentive Plan (*)	Exhibit 10.1 to Form 8-K filed for the report period January 28, 2026
	(10.13)	Summary of Named Executive Officer Compensation (*)	Incorporated by reference from the section titled "Executive Compensation and Other Information" in Proxy Statement for the 2026 Annual Meeting of Stockholders
	(10.14)	Summary of Non-Employee Director Compensation (*)	Incorporated by reference from the section titled "Director Compensation" in Proxy Statement for the 2026 Annual Meeting of Stockholders
	(10.15)	Form of Director Indemnification Agreement	Exhibit 10.12 to Form 10-K filed for the fiscal year ended January 29, 2022

(19)	Insider Trading Policies and Procedures		Exhibit 19 to Form 10-K filed for the fiscal year ended February 1, 2025

(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(31a)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31b)	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97.1)	Clawback Policy		Exhibit 97.1 to Form 10-K filed for the fiscal year ended February 3, 2024

Exhibits		Page Number or Incorporation by Reference to

(101)	Includes the following materials from The Buckle, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Stockholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail.

(104)	Cover page formatted as Inline XBRL and contained in Exhibit 101

(*)	Denotes management contract or compensatory plan or arrangement.