Form 10-Q
period 2026-05-02
BUCKLE INC
filed 2026-06-11
CIK 885245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2026
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of June 5, 2026, was 51,518,086.

THE BUCKLE, INC.

FORM 10-Q

THE BUCKLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

ASSETS	May 2, 2026	January 31, 2026

CURRENT ASSETS:
Cash and cash equivalents	$266,164	$249,461
Short-term investments	23,818	24,698
Receivables	7,281	10,980
Inventory	150,197	139,504
Prepaid expenses and other assets	23,510	23,235
Total current assets	470,970	447,878

PROPERTY AND EQUIPMENT	533,205	523,002
Less accumulated depreciation and amortization	(364,191)	(360,556)
	169,014	162,446

OPERATING LEASE RIGHT-OF-USE ASSETS	364,826	339,687
LONG-TERM INVESTMENTS	33,813	32,393
OTHER ASSETS	10,166	8,875

Total assets	$1,048,789	$991,279

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$60,619	$47,749
Accrued employee compensation	18,353	54,960
Accrued store operating expenses	24,672	20,072
Gift certificates redeemable	14,798	17,237
Current portion of operating lease liabilities	85,451	85,877
Income taxes payable	26,794	10,810
Total current liabilities	230,687	236,705

DEFERRED COMPENSATION	33,813	31,994
NON-CURRENT OPERATING LEASE LIABILITIES	325,418	297,937
Total liabilities	589,918	566,636

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Common stock, authorized 100,000,000 shares of $0.01 par value; 51,518,086 and 51,156,626 shares issued and outstanding at May 2, 2026 and January 31, 2026 respectively	515	512
Additional paid-in capital	227,372	221,998
Retained earnings	230,984	202,133
Total stockholders’ equity	458,871	424,643

Total liabilities and stockholders’ equity	$1,048,789	$991,279

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Amounts in Thousands Except Per Share Amounts)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025

SALES, Net of returns and allowances	$288,735	$272,121

COST OF SALES (Including buying, distribution, and occupancy costs)	155,259	145,145

Gross profit	133,476	126,976

OPERATING EXPENSES:
Selling	55,216	67,199
General and administrative	18,807	16,231
	74,023	83,430

INCOME FROM OPERATIONS	59,453	43,546

OTHER INCOME, Net	2,643	3,067

INCOME BEFORE INCOME TAXES	62,096	46,613

INCOME TAX EXPENSE	15,214	11,420

NET INCOME	$46,882	$35,193

EARNINGS PER SHARE:
Basic	$0.93	$0.70

Diluted	$0.92	$0.70

Basic weighted average shares	50,619	50,199
Diluted weighted average shares	50,996	50,541

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Total

FISCAL 2026

BALANCE, February 1, 2026	51,156,626	$512	$221,998	$202,133	$424,643
Net income	—	—	—	46,882	46,882
Dividends paid on common stock, ($0.35 per share)	—	—	—	(18,031)	(18,031)
Issuance of non-vested stock, net of forfeitures	361,460	3	(3)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	5,377	—	5,377
BALANCE, May 2, 2026	51,518,086	$515	$227,372	$230,984	$458,871

FISCAL 2025

BALANCE, February 2, 2025	50,773,556	$508	$205,817	$217,479	$423,804
Net income	—	—	—	35,193	35,193
Dividends paid on common stock, ($0.35 per share)	—	—	—	(17,906)	(17,906)
Issuance of non-vested stock, net of forfeitures	383,750	4	(4)	—	—
Amortization of non-vested stock grants, net of forfeitures	—	—	4,182	—	4,182
BALANCE, May 3, 2025	51,157,306	$512	$209,995	$234,766	$445,273

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,882	$35,193
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	6,462	5,861
Amortization of non-vested stock grants, net of forfeitures	5,377	4,182
Deferred income taxes	(1,291)	(1,004)
Other	123	166
Changes in operating assets and liabilities:
Receivables	3,699	(1,329)
Inventory	(10,693)	(11,606)
Prepaid expenses and other assets	(275)	(2,622)
Accounts payable	14,380	16,071
Accrued employee compensation	(36,607)	(31,489)
Accrued store operating expenses	4,600	4,228
Gift certificates redeemable	(2,439)	(2,254)
Income taxes payable	15,984	11,747
Other assets and liabilities	3,116	3,832

Net cash flows from operating activities	49,318	30,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,663)	(11,403)
Purchases of investments	(11,831)	(7,493)
Proceeds from sales/maturities of investments	11,910	7,781

Net cash flows from investing activities	(14,584)	(11,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(18,031)	(17,906)

Net cash flows from financing activities	(18,031)	(17,906)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,703	1,955

CASH AND CASH EQUIVALENTS, Beginning of period	249,461	266,929

CASH AND CASH EQUIVALENTS, End of period	$266,164	$268,884

See notes to unaudited condensed consolidated financial statements.

THE BUCKLE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS ENDED MAY 2, 2026 AND MAY 3, 2025
(Dollar Amounts in Thousands Except Share and Per Share Amounts)
(Unaudited)

1.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments necessary for the fair presentation of the results of operations for the interim periods have been included. All such adjustments are of a normal recurring nature. Because of the seasonal nature of the business, results for interim periods are not necessarily indicative of a full year's operations. The accounting policies followed by the Company and additional footnotes are reflected in the consolidated financial statements for the fiscal year ended January 31, 2026, included in The Buckle, Inc.'s 2025 Form 10-K. The condensed consolidated balance sheet as of January 31, 2026 is derived from audited financial statements.

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

2.Revenues

The Company is a retailer of medium to better priced casual apparel, footwear, and accessories for fashion conscious men, women, and kids. The Company operates its business as one reportable segment and sells its merchandise through its retail stores and e-Commerce platform. The Company had 442 stores located in 42 states throughout the United States as of May 2, 2026 and 439 stores in 42 states as of May 3, 2025. During the thirteen week period ended May 2, 2026, the Company opened 3 new stores, substantially remodeled 5 stores, and closed 1 store. During the thirteen week period ended May 3, 2025, the Company opened no new stores, substantially remodeled 5 stores, and closed 2 stores.

For the thirteen week periods ended May 2, 2026 and May 3, 2025, online revenues accounted for 16.5% and 17.0%, respectively, of the Company's net sales. No sales to an individual customer or country, other than the United States, accounted for more than 10% of net sales.

The following is information regarding the Company’s major product lines, stated as a percentage of the Company’s net sales:

	Thirteen Weeks Ended
Merchandise Group	May 2, 2026	May 3, 2025

Denims	42.4%	43.7%
Tops (including sweaters)	27.9	27.2
Accessories	10.8	10.8
Sportswear/Fashions	8.1	7.9
Footwear	5.0	5.3
Casual bottoms	2.0	1.5
Outerwear	0.8	0.8
Kids	3.0	2.8
Total	100.0%	100.0%

3.Earnings Per Share

Basic earnings per share data are based on the weighted average outstanding common shares during the period. Diluted earnings per share data are based on the weighted average outstanding common shares and the effect of all dilutive potential common shares.

	Thirteen Weeks Ended			Thirteen Weeks Ended
	May 2, 2026			May 3, 2025
	Net Income	Weighted Average Shares (a)	Per Share Amount	Net Income	Weighted Average Shares (a)	Per Share Amount

Basic EPS	$46,882	50,619	$0.93	$35,193	50,199	$0.70
Effect of Dilutive Securities:
Non-vested shares	—	377	(0.01)	—	342	—
Diluted EPS	$46,882	50,996	$0.92	$35,193	50,541	$0.70
(a)    Shares in thousands.

4.Investments

The following is a summary of investments as of May 2, 2026:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$23,818	$3	$(18)	$—	$23,803

Trading Securities:
Mutual funds	$29,299	$4,514	$—	$—	$33,813

The following is a summary of investments as of January 31, 2026:

	Amortized Cost or Par Value	Gross Unrealized Gains	Gross Unrealized Losses	Other-than- Temporary Impairment	Estimated Fair Value
Held-to-Maturity Securities:
State and municipal bonds	$25,097	$33	$(1)	$—	$25,129

Trading Securities:
Mutual funds	$28,098	$3,896	$—	$—	$31,994

The amortized cost and fair value of debt securities by contractual maturity as of May 2, 2026 is as follows:

	Amortized Cost	Fair Value
Held-to-Maturity Securities
Less than 1 year	$23,818	$23,803
1 - 5 years	—	—
Total	$23,818	$23,803

As of May 2, 2026, all of the Company's investments in held-to-maturity securities are classified in short-term investments. As of January 31, 2026, $399 of the Company's investments in held-to-maturity securities are classified in long-term investments, with the remainder being classified in short-term investments. Trading securities are held in a Rabbi Trust, intended to fund the Company’s deferred compensation plan, and are classified in long-term investments.

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

As of May 2, 2026 and January 31, 2026, the Company held certain assets that are required to be measured at fair value on a recurring basis including its investments in trading securities.

The Company’s financial assets measured at fair value on a recurring basis are as follows:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
May 2, 2026	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$33,813	$—	$—	$33,813

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
January 31, 2026	(Level 1)	(Level 2)	(Level 3)	Total

Trading securities (including mutual funds)	$31,994	$—	$—	$31,994

Securities included in Level 1 represent securities which have publicly traded quoted prices.

The carrying value of cash equivalents approximates fair value due to the low level of risk these assets present and their relatively liquid nature, particularly given their short maturities. The Company also holds certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets, including held-to-maturity securities. Held-to-maturity securities consist primarily of state and municipal bonds. The fair values of these debt securities are based on quoted market prices and yields for the same or similar securities, which the Company determined to be Level 2 inputs. As of May 2, 2026, the fair value of held-to-maturity securities was $23,803 compared to the carrying amount of $23,818. As of January 31, 2026, the fair value of held-to-maturity securities was $25,129 compared to the carrying amount of $25,097.

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

Lease expense is included in cost of sales in the condensed consolidated statements of income. The components of total lease cost are as follows:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025

Operating lease cost	$27,651	$25,843
Variable lease cost (a)	4,271	6,016
Total lease cost	$31,922	$31,859
(a)     Includes variable payments related to both lease and non-lease components, such as contingent rent payments based on performance and payments related to taxes, insurance, and maintenance costs. Also includes payments related to short-term leases which are not material in any periods presented.

Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (a)	$28,010	$26,265

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55,548	$71,895
(a)     Operating cash flows from operating leases are included within the change in other assets and liabilities in the condensed consolidated statement of cash flows offset by non-cash right-of-use asset amortization and liability accretion.

The Company uses its incremental borrowing rate as the discount rate to determine the present value of lease payments. As of May 2, 2026, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 6.6%.

The table below reconciles undiscounted future lease payments (e.g. fixed payments for rent, insurance, real estate taxes, and common area maintenance) for each of the next five fiscal years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of May 2, 2026:

Fiscal Year	Operating Leases (a)
2026 (remaining)	$86,431
2027	90,523
2028	69,664
2029	59,139
2030	50,230
Thereafter	153,111
Total lease payments	509,098
Less: Imputed interest	98,229
Total operating lease liability	$410,869
(a)     Operating lease payments exclude $15,178 of legally binding minimum lease payments for leases signed, but not yet commenced.

7.Supplemental Cash Flow Information

The Company had non-cash investing activities during the thirteen week periods ended May 2, 2026 and May 3, 2025 of $1,510 and ($962), respectively. The non-cash investing activity relates to the change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable as of the end of the period. The liability for unpaid purchases of property, plant, and equipment included in accounts payable was $2,605 and $4,115 as of May 2, 2026 and January 31, 2026, respectively. Amounts reported as unpaid purchases are recorded as cash outflows from investing activities for purchases of property, plant, and equipment in the condensed consolidated statement of cash flows in the period they are paid.

Additional cash flow information for the Company includes cash paid for income taxes during the thirteen week periods ended May 2, 2026 and May 3, 2025 of $519 and $677, respectively.

8.Stock-Based Compensation

The Company has several stock option plans which allow for granting of stock options to employees, executives, and directors. The Company has not granted any stock options since fiscal 2008 and there are currently no stock options outstanding. The Company also has restricted stock plans that allow for the granting of non-vested shares of common stock to employees and executives and restricted stock plans that allow for the granting of non-vested shares of common stock to non-employee directors. As of May 2, 2026, 2,213,200 shares were available for grant under the Company’s various restricted stock plans, of which 1,967,200 shares were available for grant to executive officers.

Compensation expense was recognized during fiscal 2026 and fiscal 2025 for equity-based grants, based on the grant date fair value of the awards. The fair value of grants of non-vested common stock awards is the stock price on the date of grant.

Information regarding the impact of compensation expense related to grants of non-vested shares of common stock is as follows:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025

Stock-based compensation expense, before tax	$5,377	$4,182

Stock-based compensation expense, after tax	$4,060	$3,157

Non-vested shares of common stock granted during the thirteen week periods ended May 2, 2026 and May 3, 2025 were granted pursuant to the Company's 2023 Employee Restricted Stock Plan and the Company's 2024 Director Restricted Stock Plan. Shares granted under the 2023 Employee Restricted Stock Plan are typically "performance based" and vest over a period of four years, only upon certification by the Compensation Committee of the Board of Directors that the Company has achieved its pre-established performance targets for the fiscal year. Certain shares granted under the 2023 Employee Restricted Stock Plan, however, are "non-performance based" and vest over a period of four years without being subject to the achievement of performance targets. Shares granted under the 2024 Director Restricted Stock Plan vest one-third on the date of the grant and then in equal portions on each of the first two anniversaries of the date of grant.

A summary of the Company’s stock-based compensation activity related to grants of non-vested shares of common stock for the thirteen week period ended May 2, 2026 is as follows:

	Shares	Weighted Average Grant Date Fair Value

Non-Vested - beginning of year	679,735	$43.96
Granted	362,200	47.30
Forfeited	(740)	43.80
Vested	(142,367)	45.57
Non-Vested - end of quarter	898,828	$45.05

As of May 2, 2026, there was $23,569 of unrecognized compensation expense related to grants of non-vested shares. It is expected that this expense will be recognized over a weighted average period of approximately 2.2 years. The total fair value of shares vested during the thirteen week periods ended May 2, 2026 and May 3, 2025 was $7,203 and $3,026, respectively.

9.Recently Issued Accounting Pronouncements

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

The table below presents the Company's significant segment expenses and results of operations which are regularly reviewed by the CODM:

	Thirteen Weeks Ended
Income Statement	May 2, 2026	May 3, 2025

Net Sales	$288,735	$272,121
Merchandise COGS (a)	101,174	95,102
Other COGS (b)	54,085	50,043
Personnel Costs (c)	72,643	64,902
Other Operating Expenses	1,380	18,528
Income From Operations	59,453	43,546
Other Income, Net	2,643	3,067
Income Tax Expense	15,214	11,420
Net Income	$46,882	$35,193
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

RESULTS OF OPERATIONS

The following table sets forth certain financial data expressed as a percentage of net sales and the percentage change in the dollar amount of such items compared to the prior period:

	Percentage of Net Sales
	For Thirteen Weeks Ended		Percentage
	May 2, 2026	May 3, 2025	Increase/(Decrease)

Net sales	100.0%	100.0%	6.1%
Cost of sales (including buying, distribution, and occupancy costs)	53.8%	53.3%	7.0%
Gross profit	46.2%	46.7%	5.1%
Selling expenses	19.1%	24.7%	(17.8)%
General and administrative expenses	6.5%	6.0%	15.9%
Income from operations	20.6%	16.0%	36.5%
Other income, net	0.9%	1.1%	(13.8)%
Income before income taxes	21.5%	17.1%	33.2%
Income tax expense	5.3%	4.2%	33.2%
Net income	16.2%	12.9%	33.2%

Net sales increased from $272.1 million in the first quarter of fiscal 2025 to $288.7 million in the first quarter of fiscal 2026, a 6.1% increase. Comparable store net sales for the thirteen week quarter ended May 2, 2026 increased 5.1% from comparable store net sales for the prior year thirteen week period ended May 3, 2025. Total sales growth for the period was the result of a 2.6% increase in the number of transactions and a 4.3% increase in the average unit retail, partially offset by a 0.9% reduction in the average number of units sold per transaction. Online sales for the quarter increased 2.8% to $47.7 million for the thirteen week period ended May 2, 2026, compared to $46.4 million for the thirteen week period ended May 3, 2025.

The Company's average retail price per piece of merchandise sold increased $2.17, or 4.3%, during the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. This $2.17 increase was primarily attributable to the following changes (with their corresponding effect on the overall average price per piece): a 3.8% increase in average denim price points ($0.83), a 5.2% increase in average knit shirt price points ($0.55), a 5.2% increase in average accessories price points ($0.28), a 9.0% increase in average footwear price points ($0.22), a 5.5% increase in average shorts price points ($0.20), and increased average price points across several other merchandise categories ($0.26); which were partially offset by a shift in the merchandise mix (-$0.17). These changes are primarily a reflection of merchandise shifts in terms of brands and product styles, fabrics, details, and finishes.

Gross profit after buying, distribution, and occupancy expenses was $133.5 million in the first quarter of fiscal 2026, compared to $127.0 million in the first quarter of fiscal 2025. As a percentage of net sales, gross profit was 46.2% in the first quarter of fiscal 2026, compared to 46.7% in the first quarter of fiscal 2025. The current quarter gross margin decrease was the result of increased buying, distribution, and occupancy expenses (0.40%, as a percentage of net sales) and a reduction in merchandise margins (0.10%, as a percentage of net sales).

Selling, general, and administrative expenses were 25.6% of net sales for the first quarter of fiscal 2026, compared to 30.7% for the first quarter of fiscal 2025. The decrease was due to a 660 basis point impact from the recognition of a $19.1 million interchange fee litigation settlement during the first quarter of 2026, as disclosed in our 2025 Form 10-K. The proceeds from this settlement were recorded as a reduction to selling expenses for the quarter. Absent the impact of this settlement, selling, general, and administrative expenses were up 150 basis points for the quarter driven by increases in incentive and equity compensation accruals (1.00%, as a percentage of net sales), store labor-related expenses (0.30%, as a percentage of net sales), and certain other selling, general, and administrative expense categories (0.20%, as a percentage of net sales).

As a result of the above changes, the Company's income from operations was $59.5 million, or 20.6% of net sales, for the first quarter of fiscal 2026, compared to income from operations of $43.5 million, or 16.0% of net sales, for the first quarter of fiscal 2025. Income tax expense as a percentage of pre-tax income was 24.5% for the first quarter of both fiscal 2026 and fiscal 2025, bringing the Company's net income to $46.9 million in the first quarter of fiscal 2026, compared to $35.2 million in the first quarter of fiscal 2025.

LIQUIDITY AND CAPITAL RESOURCES

As of May 2, 2026, the Company had working capital of $240.3 million, including $266.2 million of cash and cash equivalents and $23.8 million of short-term investments. The Company's cash receipts are generated from retail sales and from investment income, and the Company's primary ongoing cash requirements are for inventory, payroll, occupancy costs, dividend payments, new store expansion, remodeling, and other capital expenditures. Historically, the Company's primary source of working capital has been cash flow from operations. During the first quarter of fiscal 2026 and fiscal 2025, the Company's cash flow from operations was $49.3 million and $31.0 million, respectively. Changes in operating cash flow between periods is primarily a function of changes in net income, along with changes in inventory and accounts payable based on the timing and amount of merchandise purchased in each respective period. Operating cash flow is also impacted by the timing of certain other payments, including rent, income taxes, and annual incentive bonuses.

The uses of cash for both thirteen week periods primarily include payment of annual bonuses accrued at fiscal year end, inventory purchases, dividend payments, construction costs for new and remodeled stores, other capital expenditures, and purchases of investment securities.

During the first quarter of fiscal 2026 and 2025, the Company invested $13.5 million and $10.0 million, respectively, in new store construction, store renovation, and store technology upgrades. The Company also spent $1.2 million and $1.4 million in the first quarter of fiscal 2026 and 2025, respectively, in capital expenditures for the corporate headquarters and distribution facility.

During the remainder of fiscal 2026, the Company anticipates opening 12 new stores and completing an additional 9 full store remodels. Management estimates that total capital expenditures during fiscal 2026 will be approximately $60.0 to $65.0 million, which includes primarily planned store projects and technology investments. The Company also plans to purchase a new corporate aircraft as a replacement for the plane that was sold during fiscal 2025. The Company believes that existing cash and cash equivalents, investments, and cash flow from operations will be sufficient to fund current and long-term anticipated capital expenditures and working capital requirements for the next several years. The Company has a consistent record of generating positive cash flow from operations each year and, as of May 2, 2026, had total cash and investments of $323.8 million, including $33.8 million of long-term investments.

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

The Company has available an unsecured line of credit of $25.0 million with Wells Fargo Bank, N.A. for operating needs and letters of credit. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Borrowings under the line of credit provide for interest to be paid at a rate based on SOFR. The Company has, from time to time, borrowed against these lines of credit. There were no bank borrowings during the first quarter of fiscal 2026 or 2025. The Company had no bank borrowings as of May 2, 2026 and was in compliance with the terms and conditions of the line of credit agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon The Buckle, Inc.’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires that management make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement date, and the reported amounts of sales and expenses during the reporting period. The Company regularly evaluates its estimates, including those related to inventory, investments, incentive bonuses, and income taxes. Management bases its estimates on past experience and on various other factors that are thought to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that the estimates and judgments used in preparing these consolidated financial statements were the most appropriate at that time. Presented below are those critical accounting policies that management believes require subjective and/or complex judgments that could potentially affect reported results of operations. The critical accounting policies and estimates utilized by the Company in the preparation of its condensed consolidated financial statements for the period ended May 2, 2026 have not changed materially from those utilized for the fiscal year ended January 31, 2026, included in The Buckle Inc.’s 2025 Annual Report on Form 10-K.

1.Revenue Recognition. Retail store sales are recorded, net of expected returns, upon the purchase of merchandise by customers. Online sales are recorded, net of expected returns, when merchandise is tendered for delivery to the common carrier. Shipping fees charged to customers are included in revenue and shipping costs are included in selling expenses. Revenue is not recorded when gift cards and gift certificates are sold, but rather when a card or certificate is redeemed for merchandise. A current liability for unredeemed gift cards and certificates is recorded at the time the card or certificate is purchased. The liability recorded for unredeemed gift cards and gift certificates was $14.8 million and $17.2 million as of May 2, 2026 and January 31, 2026, respectively. Gift card and gift certificate breakage is recognized as revenue in proportion to the redemption pattern of customers by applying an estimated breakage rate. The estimated breakage rate is based on historical issuance and redemption patterns and is re-assessed by the Company on a regular basis. Sales tax collected from customers is excluded from revenue and is included as part of accrued store operating expenses on the Company's condensed consolidated balance sheets.

The Company establishes a liability for estimated merchandise returns, based upon the historical average sales return percentage, that is recognized at the transaction value. The Company also recognizes a return asset and a corresponding adjustment to cost of sales for the Company's right to recover returned merchandise, which is measured at the estimated carrying value, less any expected recovery costs. Customer returns could potentially exceed the historical average, thus reducing future net sales results and potentially reducing future net earnings. The accrued liability for reserve for sales returns was $4.2 million as of May 2, 2026 and $2.6 million as of January 31, 2026.

The Company's Buckle Rewards program allows participating guests to earn points for every qualifying purchase, which (after achievement of certain point thresholds) are redeemable as a discount off a future purchase. In addition, through partnership with Bread Financial and Comenity Bank (collectively the "Bank"), the Company offers a private label credit card ("PLCC") program. Buckle Rewards members with a PLCC earn additional points under the Buckle Rewards program for every qualifying purchase on their PLCC card. Reported revenue is net of both current period reward redemptions and accruals for estimated future rewards earned under the Buckle Rewards program. A liability has been recorded for future rewards based on the Company's estimate of how many earned points will turn into rewards and ultimately be redeemed prior to expiration. As of both May 2, 2026 and January 31, 2026, $10.3 million was included in accrued store operating expenses as a liability for estimated future rewards.

2.Inventory. Inventory is valued at the lower of cost or net realizable value. Cost is determined using an average cost method that approximates the first-in, first-out (FIFO) method. Management makes adjustments to inventory and cost of goods sold, based upon estimates, to account for merchandise obsolescence and markdowns that could affect net realizable value, based on assumptions using calculations applied to current inventory levels within each different markdown level. Management also reviews the levels of inventory in each markdown group and the overall aging of the inventory versus the estimated future demand for such product and the current market conditions. Such judgments could vary significantly from actual results, either favorably or unfavorably, due to fluctuations in future economic conditions, industry trends, consumer demand, and the competitive retail environment. Such changes in market conditions could negatively impact the sale of markdown inventory, causing further markdowns or inventory obsolescence, resulting in increased cost of goods sold from write-offs and reducing the Company’s net earnings. The adjustment to inventory for markdowns and/or obsolescence was $9.4 million as of May 2, 2026 and $8.6 million as of January 31, 2026.

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

The following table identifies the material obligations and commitments as of May 2, 2026:

	Payments Due by Fiscal Year
Contractual obligations (dollar amounts in thousands):	Total	2026 (remaining)	2027-2028	2029-2030	Thereafter

Purchase obligations	$19,959	$13,707	$5,974	$278	$—
Deferred compensation	33,813	—	—	—	33,813
Operating lease payments (a)	509,098	86,431	160,187	109,369	153,111
Total contractual obligations	$562,870	$100,138	$166,161	$109,647	$186,924
(a)     See Footnote 6 to the condensed consolidated financial statements.

The Company has available an unsecured line of credit of $25.0 million, which is excluded from the preceding table. The line of credit agreement has an expiration date of July 31, 2028 and provides that $10.0 million of the $25.0 million line is available for letters of credit. Certain merchandise purchase orders require that the Company open letters of credit. When the Company takes possession of the merchandise, it releases payment on the letters of credit. The amounts of outstanding letters of credit reported reflect the open letters of credit on merchandise ordered, but not yet received or funded. The Company believes it has sufficient credit available to open letters of credit for merchandise purchases. There were no bank borrowings during the first quarter of fiscal 2026 or the first quarter of fiscal 2025. The Company had outstanding letters of credit totaling $1.3 million and $1.7 million as of May 2, 2026 and January 31, 2026, respectively. The Company has no other off-balance sheet arrangements.

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

THE BUCKLE, INC.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings:    None

Item 1A. Risk Factors:

There have been no material changes from the risk factors disclosed under “Item 1A - Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds:

The following table sets forth information concerning purchases made by the Company of its common stock for each of the months in the fiscal quarter ended May 2, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under Publicly Announced Plans

Feb 1, 2026 to Feb 28, 2026	-	-	-	410,655
Mar 1, 2026 to Apr 4, 2026	-	-	-	410,655
Apr 5, 2026 to May 2, 2026	-	-	-	410,655
	-	-	-

The Board of Directors authorized a 1,000,000 share repurchase plan on November 20, 2008. The Company has 410,655 shares remaining to complete this authorization.

Item 3.    Defaults Upon Senior Securities:        None

Item 4.    Mine Safety Disclosures:        None

Item 5.    Other Information:

During the fiscal quarter ended May 2, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as such terms are defined under Item 408 of Regulation S-K.

Item 6.    Exhibits:

Exhibit 10.1	Separation Agreement and General Release of Claims, dated February 19, 2026 between The Buckle, Inc. and Kari Smith
Exhibit 10.2	Separation Agreement and General Release of Claims, dated February 16, 2026 between The Buckle, Inc. and Michelle Hoffman
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BUCKLE, INC.

Date:	June 11, 2026	By:	/s/ DENNIS H. NELSON
DENNIS H. NELSON,
President and CEO
(principal executive officer)

Date:	June 11, 2026	By:	/s/ THOMAS B. HEACOCK
THOMAS B. HEACOCK,
Senior Vice President of Finance, Treasurer, and CFO
(principal accounting officer)

EXHIBIT INDEX

Exhibit 10.1	Separation Agreement and General Release of Claims, dated February 19, 2026 between The Buckle, Inc. and Kari Smith
Exhibit 10.2	Separation Agreement and General Release of Claims, dated February 16, 2026 between The Buckle, Inc. and Michelle Hoffman
Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer (Section 302 of the Sarbanes-Oxley Act of 2002)
Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101
The following materials from The Buckle, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.

Exhibit 104	Cover page formatted as Inline XBRL and contained in Exhibit 101